Form 10KSB
period 1996-04-30
SOLUTIONS INC
filed 1996-07-24
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)
           [X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

           [ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1996

                             Commission File No. 0-23512

                                 SOLUTIONS, INCORPORATED
                    (Name of small business issuer in its charter)

           Nevada                                            84-1273503
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification Number

                                         6 Venture
                                         Suite 207
                                  Irvine, California 92718
                                       (714) 453-9262
             (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                Securities registered under Section 12(b) of the Exchange Act:
                                              none

               Securities registered under to Section 12(g) of the Exchange Act:
                                           Common Stock
                                          (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $ -0-
                       (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of July 16, 1996: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 23, 1996, there were 50,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K dated April 30, 1996.

                       This Form 10-KSB consists of 23 pages.
                        There are no Exhibits to this Report.

                                    TABLE OF CONTENTS

                                 FORM 10-KSB ANNUAL REPORT

                                  SOLUTIONS INCORPORATED

                                                                          PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................                      4
Item 2.    Description of Property.....................                      6
Item 3.    Legal Proceedings...........................                      6
Item 4.    Submission of Matters to a Vote of
               Security Holders........................                      6

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........                      6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................                      7
Item 7     Financial Statements........................                      8
Item 8.    Changes in and Disagreements on Accounting
                and Financial Disclosure...............                    18

PART III
Item 9.    Directors, Executive Officers, Promoters
                and Control Persons, Compliance with
                Section 16(a) of the Exchange Act.......                    18
Item 10.   Executive Compensation.......................                    19
Item 11.   Security Ownership of Certain Beneficial
                Owners and Management...................                    20
Item 12.   Certain Relationships and Related
                Transactions............................                    21

PART IV
Item 13.   Exhibits and Reports of Form 8-K............                     21


SIGNATURES.............................................                     23

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Solutions, Incorporated (the "Company") was incorporated on August 18, 1988 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception and has undertaken no business operations to date. Other than issuing shares to its original shareholders, the Company has never commenced any operational activities. As such, the Company can be defined as a "shell" company, who's sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below.

     The proposed business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

Execution of Letter of Intent

     Effective April 25, 1996, the Company entered into a non-binding letter of intent with Suarro Communications, Inc., ("Suarro"), a privately held Texas corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of Suarro, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to
(i) undertake a "forward split" of its common stock, whereby 20 shares of common stock will be issued in exchange for one share of common stock; (ii) issue to the Suarro shareholders up to 5,200,000 "restricted" common shares (post split), representing approximately 84% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Suarro; and (iii) increase the authorized shares of the Company's common stock to 20,000,000.

     Suarro is a development stage company with proprietary products for the computer internet. These "on-line" products include, but are not limited to, a product entitled "Annual Report On-Line". Suarro intends to attempt to take advantage of the recently enacted telecommunications bill to provide a host of telecommunication services to its clients.

     Suarro has not commenced generating revenues from operations. However, management believes that the proposed business plan of Suarro, together with the experience of Suarro's management, provides the Company's shareholders with significant up side potential to establish liquidity in the Company's securities, as well as to become involved with an entity who's potential for curing a variety of major medical problems facing society is significant.

     The proposed transaction between the Company and Suarro is subject to satisfaction of certain conditions, including completion of due diligence activities, execution of a plan of reorganization and the approval of the transaction by all of the Company and Suarro shareholders, among other matters. If the proposed transaction with Suarro is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of Suarro. A copy of the letter of intent between the Company and Suarro is attached as an exhibit to the Form 8-K filed by the Company with the SEC on June 5, 1996, and is incorporated herein as if set forth.

     Relevant thereto, on July 12, 1996, the Company filed a Preliminary Proxy with the Securities and Exchange Commission wherein management of the Company will seek to obtain the approval of the proposed Suarro transaction described herein from the Company's shareholders. As of the date of this report, a definitive date for such shareholder meeting has not been set. Further, despite the execution of this letter of intent, there can be no assurances that the proposed transaction with Suarro will be consummated.

Employees

     During the fiscal year ended April 30, 1996, the Company had two nonsalaried employees, its President and its Secretary. See
Item 9, Directors, Executive Officers, Promoters and Control
Persons.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from offices located at 6 Venture, Suite 207, Irvine, CA 92718. This space is provided to the Company on a rent free basis by Bryan A. Gianesin, legal counsel to the Company and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. See "Financial Statements." The Company reimburses its legal counsel for any out-of-pocket costs incurred by him on behalf of the Company, such as long distance telephone toll charges, office supplies and small, miscellaneous expenses,
provided that sufficient funds for the same are available.   As of
the date of this report, the Company has no funds available to reimburse any person for expenses. However, the Company's attorney has agreed to continue to advance any necessary costs until the Company successfully consummates a merger or acquisition.

     Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no meetings of shareholders during the fiscal year ended April 30, 1996. The Company's Board of Directors expects that a meeting of the Company's shareholders will take place within 30 days after the SEC approves the Company's Proxy Statement already on file with the Commission.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b) Holders.  There are ten (10) holders of the Company's
Common Stock.

     As of the date of this report all 50,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a two year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common
Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended April 30, 1996.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. Relevant thereto, effective April 25, 1996, the Company entered into a non-binding letter of intent with Suarro Communications, Inc., a Texas corporation, wherein the Company and Suarro have agreed, in principal and subject to the fulfillment of certain conditions, to acquire all of the issued and outstanding shares of Suarro in exchange for issuance of the Company's common stock. See Item 1, "Description of Business" above, for a more detailed description of the proposed transaction with Suarro and matters related thereto.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act
- - Resumes."

     Because the Company presently has nominal overhead and no other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

ITEM 7.  FINANCIAL STATEMENTS

                             SOLUTIONS, INCORPORATED
                               FINANCIAL STATEMENTS

                                        with
                            Independent Auditors' Report

                       For the Fiscal Year Ended April 30, 1996
                    and For the Period August 18, 1988 (Inception)
                                 through April 30, 1996

                                 SOLUTIONS, INCORPORATED


                                      TABLE OF CONTENTS

                                                              Page

    Independent Auditors' Report                                3

    Financial Statements

        Balance Sheet                                           4

        Statement of Operations                                 5

        Statement of Cash Flows                                 6

        Statement of Shareholder's Equity                       7

        Notes to the Financial Statements                       8

                              Kish, Leake & Associates, P.C.
                               Certified Public Accountants
                           7901 East Belleview Avenue, Suite 220
                                Englewood, Colorado   80111
                                        (303) 779-5006



                                  Independent Auditor's Report


We have audited the accompanying balance sheet of Solution, Incorporated, (a Developmental Stage Company), as of April 30, 1996, and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended April 30, 1996 and 1995, and period August 18, 1988 (Inception) through April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solutions, Incorporated at April 30, 1996 and the results of its operations and its cash flows for the fiscal years ended April 30, 1996 and 1995 and the period August 18, 1988 (Inception) through April 30, 1996 in conformity with generally accepted accounting principles.

Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
June 1, 1996

Solutions, Incorporated
(A Development Stage Company)
Balance Sheet
                                                         April
                                        NOTES          30, 1996
                                        _____          ________
ASSETS                                                 $     0


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                            $     0

SHAREHOLDERS' EQUITY                     1,2
Common Stock, Par Value
$.001 Per Share; Authorized
1,000,000 Shares; Issued
And Outstanding 50,000 Shares                               50

Capital Paid In Excess Of
Par Value Of Common Stock                                2,232

Deficit Accumulated During
The Development Stage                                   (2,282)

TOTAL SHAREHOLDERS' EQUITY                                   0

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                   $     0

          The Accompanying Notes Are An Integral Part Of These
Financial Statements.

Solutions, Incorporated
(A Development Stage Company)
Statement Of Operations
                                                       August
                                                      18, 1988
                                                    (Inception)
                                                      Through
                                   April     April     April
                         NOTES    30, 1996  30, 1995  30, 1996
                         _____    ________  ________  ________

Revenue                           $      0  $      0  $      0

Expenses                             1,782         0  $  2,282

Net (Loss)                         ($1,782)  $     0 ($  2,282)

Net (Loss) Per
 Common Share              1       ($ 0.04)  $  0.00 ($   0.05)

Common Shares
 Outstanding      *        2        50,000    50,000    50,000

          *Takes In Account Stock Split In August 1994

          The Accompanying Notes Are An Integral Part Of These
Financial Statements.

Solutions, Incorporated
(A Development Stage Company)
Statement Of Cash Flows
                                                       August
                                                      18, 1988
                                                    (Inception)
                                                      Through
                                   April     April     April
                         NOTES    30, 1996  30, 1995  30, 1996
                         _____    ________  ________  ________
Net (Loss) Accumulated
 During The Development Stage    ($  1,782) $      0 ($  2,282)
Services Provided in Exchange
 For Stock                               0         0       500
Expenses Paid By Shareholder
 For the Company                     1,782         0     1,782

Cash Flows From Operations               0         0         0

Cash Flows From Investing                0         0         0

Cash Flows From Financing                0         0         0


Net Increase In Cash                     0         0         0
Cash At Beginning Of Period              0         0         0

Cash At End Of Period             $      0  $      0  $      0


Summary Of Non-Cash Investing And Financing Activities:
                                                      $    500

          The Accompanying Notes Are An Integral Part Of These
Financial Statements.

Solutions, Incorporated
(A Development Stage Company)
Statement Of Shareholders' Equity
                                                          Capital Paid   Deficit
                                                          In Excess Of Accumulated
                                         Number Of        Par Value Of  During The
                                          Common    Common    Common   Development
                                 Notes    Shares    Stock     Stock       Stage     Total
                                 _____    ______    ______    ______     ______     _____
Balance At August 18, 1988                     0         0         0          0         0

Issuance Of Common Stock:         1,2
August 18, 1988 -
 Services At $.01 Per Share        *      50,000    $   50    $  450                $ 500

Net (Loss)                                                                 (500)     (500)
                                          ______    ______    ______     ______     _____
Balance At April 30, 1988,
 1989, 1990, 1991,
 1992, 1993 & 1994                        50,000        50       450       (500)        0

April 30, 1996 Activity                                        1,782                1,782

Net (Loss) April 30, 1996                                                (1,782)   (1,782)

                                          ______    ______    ______     ______     _____

Balance At April 30, 1996                 50,000    $   50    $2,232    ($2,282)    $   0

     * Takes In Account Stock Split In August 1994
     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Solutions, Incorporated
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended April 30, 1996 and 1995

Note 1 - Organization and Summary of Significant Accounting Policies

Organization:

On August 18, 1988, Solutions, Incorporated (the Company) was incorporated under the laws of Nevada, to engage in selected mergers and acquisitions.

Developmental Stage:

The Company is currently in the developmental stage and has no significant operations to date.

Statement of cash flows:

For the purposes of the statement of cash flows, the company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended April 30, 1996 and 1995 was $-0-. Cash paid for income taxes in fiscal year ended April 30, 1996 and 1995 was -0-.

Net (Loss) Per Common Share:

The net loss per common share is computed by dividing the net loss for the period by the number of shares outstanding at April 30, 1996 and April 30, 1995.


Note 2 - Capital Stock and Capital in Excess of Par Value

Common stock:

The Company initially authorized 1,000,000 shares of $.001 par value common stock.

On August 18, 1988, the Company issued 500,000 shares of common stock for services valued at $.001 per share. In August of 1994 the shareholders of the Company adopted a 1 for 10 reverse stock split. No dividends have been declared through April 30, 1996.

Solutions, Incorporated
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended April 30, 1996 and 1995


Note 3 - Related Party Events

The Company maintains its principal offices in space provided by its legal council on a rent free basis. The office is located at 6 Venture
- - Suite 207, Irvine, California 92718.


Note 4 - Income Taxes

At April 30, 1996, the Company has net operating loss carryforwards available for financial statement and Federal income tax purposes of approximately $2,300 which, if not used, will expire in varying amounts during the years 2003 and 2011.

The Company follows Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of April 30, 1996, the Company has a deferred tax asset of $460 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance. The change in the valuation allowance for 1996 is $360.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

           Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

           The Directors and Officers of the Company as of the date of this report are as follows:

           Name                     Age       Position
Randel C. Sherwood                   46                   President, Director

Suzanne Johnson                      46                   Secretary, Director

Kenneth L. Kisner                    58                   Director

           All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

           There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

           (b) Resumes:

           Randel C. Sherwood, President and a director. Mr. Sherwood has held his positions with the Company since April 1989. Also, at the present time and since July 1993, Mr. Sherwood has been engaged in start up operations of Provider's Financial Services, Yorba Linda, California, a sole proprietorship engaged in the medical receivable business. From December 1991 through July 1993, Mr. Sherwood was
Special Projects Manager of the Park Helena Corporation, a privately held California corporation where he was engaged in medical accounts receivable financing and corporate development. From May 1987 through December 1991, Mr. Sherwood was President of Southport SDG, Inc., a privately held California corporation engaged in real estate development. Mr. Sherwood is presently enrolled and expects to receive a Masters of Business Administration from the University of Phoenix in

June 1996.  He received a Bachelor of Science degree in Business
Administration from Brigham Young University in 1975. He shall devote only such time as necessary to the business of the Company.

           Suzanne R. Johnson, Secretary and a director. Ms. Johnson has held her positions with the Company since April 1989. Because of health reasons, Ms. Johnson has not been engaged in any full time employment for the last eight years. She has performed part time accounting services on a contract basis during this period of time. Prior, Ms. Johnson was a licensed accountant, employed by an accounting
firm, as well as a controller for a privately held company.   Her
various responsibilities in these two positions included financial audits, compilations, payroll and tax preparation. Ms. Johnson shall devote only such time as necessary to the business of the Company.

           Kenneth L. Kisner, director. Mr. Kisner has held his position with the Company sine April, 1989. In addition, since August 1989, Mr. Kisner has been employed by Mountain Home Realty, Prescott, Arizona, as a sales agent and real estate broker. He also presently is engaged in the promotion of asset investments and international trading programs on an independent basis. From August 1987 through August
1989, Mr. Kisner was employed be Prill Financial, Inc., Prescott, AZ, where his responsibilities included the purchasing and resale of first and second Arizona Trust Deeds and contracts of sale. Mr. Kisner received a Bachelor of Science degree from the University of Southern California in 1959. He devotes only such time as necessary to the business of the Company.

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were not timely filed, but have been filed prior to the filing of this Form 10-KSB. These reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

           The following table reflects all forms of compensation for services to the Company for the year ended April 30, 1996 of the chief executive officer of the Company.

                                         SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                               Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Randel C.
Sherwood,
President &       (1)(2)
Director    1996  $    0  $   0  $    0    $      0         0  $     0  $    0

(1)        Mr. Sherwood did not receive any salary during the fiscal year ended April
           30, 1996 from the Company.

(2)        It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1996, except in the event the Company successfully consummates a business combination.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended April 30, 1996.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1996.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers. As part of the proposals to be included in the Company's special meeting of shareholders, the adoption of a Stock Option Plan is being presented to shareholders for approval.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                       Name and             Amount and
                      Address of             Nature of
Title of              Beneficial            Beneficial       Percent of
 Class                  Owner               Ownership          Class
________        _____________________       __________       __________
Common          Randel C. Sherwood             12,500            25%
                6110 Jacaranda Ln.
                Yorba Linda, CA 92687

Common          Suzanne Johnson                10,000            20%
                Rural Route #1
                2790 Brook Road
                Plainfield, VT. 05667

Common          Kenneth L. Kisner              10,000            20%
                508 S. Montezuma
                Prescott, AZ 86301

Common          All Officers and               32,500            65%
                Directors as a
                Group (3 persons)

     The balance of the Company's outstanding Common Shares are held by 7 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                                        PART IV
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on October 4, 1994, and are incorporated by reference herein:

     3.1  Certificate and Articles of Incorporation

     3.2  Bylaws

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 8-K, filed on June 5, 1996 and are incorporated by reference herein:

     2.0  Letter of Intent between the Company and Suarro Communications, Inc.


(b)        Reports on Form 8-K

     On June 5, 1996, the Company filed a report on Form 8-K with the SEC, advising that it had executed letters of intent with Suarro, which report provided the general terms of agreement between the Company and the aforesaid entity.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 1996.

                                         SOLUTIONS, INCORPORATED
                                         (Registrant)


                                         By:/s/ Randel C. Sherwood
                                            Randel C. Sherwood, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 23, 1996.



/s/ Randel C. Sherwood
Randel C. Sherwood, Director


/s/ Suzanne R. Johnson
Suzanne R. Johnson, Director


/s/ Kenneth L. Kisner
Kenneth L. Kisner, Director