Form 10QSB
period 1996-07-31
SOLUTIONS INC
filed 1996-08-29
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                      For Quarter Ended:  July 31, 1996

                      Commission File Number:  0-24590



                         SUARRO COMMUNICATIONS, INC.
                       (f/k/a SOLUTIONS, INCORPORATED)
      (Exact name of small business issuer as specified in its charter)



                                   Nevada
       (State or other jurisdiction of incorporation or organization)

                                 84-1273503
                      (IRS Employer Identification No.)

                        1635 N.E. Loop 410, Suite 900
                             San Antonio, Texas
                  (Address of principal executive offices)

                                    78209
                                 (Zip Code)

                               (210) 929-1800
                         (Issuer's Telephone Number)

                           SOLUTIONS, INCORPORATED
                            6 Venture, Suite 207
                          Irvine, California  92718
            (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 1996 was 50,000 shares.

                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended July 31, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ending July 30, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Subsequent Event

     On August 16, 1996, the Company consummated a share exchange transaction with Suarro Communications, Inc. ("Suarro"), a privately held Texas corporation, wherein it exchanged 5,200,000 shares of its authorized common stock in exchange for all of the issued and outstanding stock of Suarro. As a result of the consummation of this share exchange, the Company undertook a forward spit of its common stock whereby 20 shares of common stock was issued in exchange for 1 share of common stock, increased its authorized capitalization to 20,000,000 shares of common stock and authorized 1,000,000 shares of preferred stock, and changed its name to "Suarro Communications, Inc." The 5,200,000 shares of the Company's stock issued to the shareholders of Suarro represented approximately 84% of the Company's then outstanding common stock and, as a result thereof, the officers and directors of the Company resigned and management of the Company was vested in a new Board of Directors consisting of principals of Suarro and new offices were appointed. Suarro is a development stage company with proprietary "on-line" products for the computer internet and intends to enter the telecommunications industry and provide a variety of telecommunications services to its clients. Although Suarro has not generated revenues to date from its operations, present management believes that it will be able to implement its business plan and provide the Company's shareholders with the potential to establish liquidity in the Company's securities.

                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

          The Registrant filed a Form 8-K on June 5, 1996, reporting the execution of a letter of intent on April 25, 1996, with Suarro Communications, Inc. ("Suarro"), a privately held Texas corporation, and its subsidiaries, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of Suarro in exchange for issuance by the Registrant of 5,200,000 previously unissued "restricted" common stock. A copy of the letter of intent with Suarro was annexed to the Form 8-K as an Exhibit.

SOLUTIONS, INCORPORATED
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                               July 31          April 30
                                                 1996             1996
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  1,000,000 Shares Authorized,
  50,000 Issued and Outstanding at
  April 30, 1996, and July 31, 1996,
  respectively                                $      50       $        50

  Capital Paid In Excess of Par                   2,232             2,232

  Deficit Accumulated During
    the Development Stage                        (2,282)           (2,282)
                                              _________       ___________
Total Shareholders' Equity                    $      (0)      $        (0)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0


SOLUTIONS, INCORPORATED
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the    August 18, 1988
                               Three Months  Three Months    (Inception)
                                  Ended          Ended          Thru
                                 July 31,       July 31,       July 31,
                                   1996          1995           1996
                              ____________   ____________   _____________
Income                        $          0   $          0   $           0

Expenses                             1,782              0           2,282

Net (Loss) Accumulated
  During The Development
  Stage                       $     (1,782)  $          0  $       (2,282)


Net (Loss) Per Share          $     ($0.04)   $    ($0.00) $       ($0.05)

Common Shares
  Outstanding                       50,000         50,000          50,000


SOLUTIONS, INCORPORATED
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the    August 18, 1988
                                 Three Months    Three Months   (Inception)
                                     Ended          Ended           Thru
                                    July 31,       July 31,        July 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $     (1,782)   $         0   $      (2,282)
    Services Provided in
     Exchange for Stock                     0              0             500
    Expenses Paid by
     Shareholder                        1,782              0           1,782
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Investing Activities                      0              0               0
                                 ____________   ____________   _____________

  Net Cash Provided
    by Investing Activities                 0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:
    Noncash Financing Activities:
      Common Stock Issued
      For Services               $          0   $          0  $          500


SOLUTIONS INCORPORATED
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  August 18, 1988                  0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  June 21, 1990 - For
  Services At $.001
  Per Share                  50,000   $   50         450           0       500

Net (Loss)                                                      (500)     (500)
                       ____________   ______  __________  ___________  _______
Balance at
  April 30, 1988, 1989
  1990, 1991, 1992,
  1993, 1994 & 1995          50,000       50         450        (500)        0

April 30, 1996
  Activity                                         1,782                 1,782

Net (Loss)
  April 30, 1996                                              (1,782)   (1,782)
                       ____________  _______  __________  ___________  _______

Balance at
  April 30, 1996             50,000       50       2,232      (2,282)        0

Net (Loss)
  July 31, 1996                                                    0         0
                       ____________  _______  __________  ___________  _______
Balance at
  July 31, 1996              50,000       50       2,232  $   (2,282)   $    0


                           SOLUTIONS, INCORPORATED


                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended July 31, 1996 and 1995, and for the periods from inception at August 18, 1988 to July 31, 1996, (b) financial position at July 31, 1996 and April 30, 1996, and (c) the cash flows for the three months ended July 31, 1996 and 1995 and for the period from inception, August 18, 1988 (inception) to July 31, 1996 have been made.



NOTE 2.

The results for the three month period ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year ended April 30, 1997.



NOTE 3.

In August 1994, the company undertook a reverse split of its issued and outstanding common stock, whereby one share of common stock was issued in exchange for 10 shares of common stock. A majority of the shareholders of the Company ratified this action.

NOTE 4.

Subsequent to the three month period ended July, 31, 1996, and effective August 16, 1996, the Company consummated a Share Exchange Agreement with Suarro Communications, Inc. ("Suarro"), a privately held Texas corporation, wherein it issued 5,200,000 shares of its common stock (representing approximately 84% of its issued and outstanding common stock) to the shareholders of Suarro in exchange for all of the issued and outstanding shares of Suarro. As a result of the Share Exchange Agreement, the Company's Board of Directors and officers resigned and Michael McAuliffe and Kenneth L. Kisner were appointed as directors and President and Secretary, respectively, of the Company; the Company implemented a forward split of its issued and outstanding common stock as of August 16, 1996, whereby 20 shares of common stock were issued in exchange for 1 share of common stock; and the Company amended its Articles of Incorporation to change its name to "Suarro Communications, Inc." and to increase its authorized capitalization to 20,000,000 common shares, $.001 par value per share, and authorized 1,000,000 shares of no par value preferred stock. A majority of the shareholders of the Company ratified these actions.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SUARRO COMMUNICATIONS, INC.
                              (Registrant)

                              Dated:  August 29, 1996



                              By:  s/Michael D. McAuliffe
                                   Michael D. McAuliffe
                                   President

                         SUARRO COMMUNICATIONS, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                     For the Quarter Ended July 31, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .11