Form 10QSB
period 1996-10-31
SOLUTIONS INC
filed 1996-12-16
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                     For Quarter Ended: October 31, 1996

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

                                    78209
                                 (Zip Code)

                               (210) 805-0599
                         (Issuer's Telephone Number)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of October 31, 1996 was 6,200,000 shares.

                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended October 31, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND PLAN OF OPERATIONS

PLAN OF OPERATIONS

     The Company's principal business plan provides for the Company to deliver cost effective nationwide on-line business products and services, via the Internet, the world's largest electronic network. The Company anticipates deriving its revenue from two segments of the industry including (i) sales of its proprietary On-line products and (ii) sales of Internet access services.
Its initial proprietary on-line business services is known as Annual Reports On-line (ARO). In addition to ARO, the Company intends to offer a wide range of services to the Internet community including but not limited to Internet Access Services, Internet Consulting Services, Services Network Design, Installation and Support Services, Internet Advertising and Marketing Support including Creative Services and Concept Development, Web Page Design and Editing, Graphic Design and Image Manipulation, and Audio Clips. Management believes that the Company's flexible World Wide Web advertising and marketing strategy will allow its clients to gain immediate exposure to any web browser, free of charge.

     In addition to on-line revenue, the Company plans to consolidate and acquire several strategically located telecommunication customer bases under the Suarro banner. These consolidation targets have been identified, and are well positioned, with loyal customer bases. Management has commenced discussions and negotiations with these consolidation targets. However, as of the date of this report, no definitive agreements have been reached. Of those targeted companies chosen for its consolidation program, each has complimentary operations servicing a specific segment of the Internet market. The Company's plan calls for combining customer bases and infrastructure, thereby reducing the overhead by economies of scale and increasing profitability. With this consolidation strategy, additional proven products and services should be obtained, which should add to the attractiveness of the Company to its customer base.

     The Internet industry has grown into a multi-billion dollar a year industry, of which specific segments maintain growth of over 15% monthly. This growth is forecasted by many industry publications, including ComputerWorld, to continue well into the next century. These segments of the industry are the target of the Company's consolidation program which is designed to obtain and maintain significant growth during the next three to five years.

     As of the date of this report, the Company's objective is to propel the Company into a prominent position in the Internet and on-line services market. It is the Company's overall goal to continue to offer viable solutions to real world problems using the Internet as the distribution channel as well as provide businesses with a full suite of Internet services ranging from consulting to Internet business development activities.

     To accomplish this goal the Company has developed a plan to accelerate its marketing and sales activities, product development, and customer service. This should be accomplished with the consolidation of the strategically located telecommunication customer bases combined with a full scale cross marketing program between the customer bases.

     The Companies securities are currently not liquid as there is no market for the Company's securities. Relevant thereto, the Company has submitted an application to the NASD for trading its common stock on the OTC Bulletin Board. The Company is currently awaiting response from the NASD and anticipates the stock being cleared for trading within the next fiscal quarter. However, there are no assurances that this will occur.

     The Company generated no revenues during the six month period ended October 31, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objectives stated above. The Company anticipates accomplishing its business objective within a twelve month period, once the Company's stock has been cleared for trading by the NASD. Once the stock has been cleared for trading, the Company can begin its plan of consolidation and acquisition creating a unified profitable customer base, thereby reducing overhead through economies of scale. It is the Company's intention to consummate its consolidation and acquisition strategy with issuance of its common stock. While these are the Company's proposed operations, there are no assurances that the Company will be successful.

     The Company is currently seeking a cash infusion of $500,000 in the form of debt or equity via private or potentially public means. The Company has not reached an agreement with any underwriters at this time and because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. The cash infusion will be utilized for facilities expansion, equipment, supplies and a reserve account for operations. Relationships with outside services have already been established for accounting, legal, database marketing, front end development and program services. It is management's belief that out-source services should be used whenever viable.

     The Company anticipates the need for product research and development for the term of the outlined plan. Research and development is an ongoing process in the communications industry and is necessary to stay competitive in the industry. It is management's belief that most of the ongoing research and development will be conducted in-house within the companies that are targeted for consolidation or merger. While these are the Company's anticipations, there are no assurance that this will occur.

     The Company does not anticipate the purchase of a plant and/or significant equipment unless such assets are acquired through the consummation of a consolidation or merger.

     The Company does not anticipate any significant changes in the number of employees; however, in the event an acquisition or merger is consummated, this may change.

                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 30, 1996, a special meeting of the shareholders of Solutions Incorporated was held to consider and act upon a proposal to ratify a Share Exchange Agreement and Plan of Reorganization providing for the acquisition of all of the issued and outstanding common shares of Suarro Communications, Inc. ("SCI"), the terms of which are fully described in the Company's Definitive Proxy Statement as filed with the Securities and Exchange Commission on or about August 16, 1996. Additionally, the meeting was held to consider and act upon a proposal to approve two amendments to the Articles of Incorporation, including
(i) changing the name of the Company from Solutions Incorporated to Suarro Communications, Inc. and (ii) increase the number of common shares authorized for issuance from 1,000,000 common shares, $.001 par value, to 20,000,000 common shares, $.001 par value and authorizing 1,000,000 preferred shares, no par value per share. The share exchange agreement was consummated on August 16, 1996 and the Company undertook a 20 to 1 forward split of its common stock and authorized 1,000,000 shares of preferred stock and changed its name to Suarro Communications, Inc.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -


          The Registrant filed a Form 8-K on August 28, 1996 reporting a change in control of Registrant wherein the Company underwent a name change from Solutions, Inc. to Suarro Communications, Inc. Additionally, there was a change in the Registrants Certifying Accountant and the resignation of the Registrant's directors.

     The Registrant filed amendments to this Form 8-K on September 6, 1996 (A-1) which provided for the change in accountants, October 28, 1996 (A-2) which provided for the financial statement of the business acquired, and November 1, 1996 (A-3) which provided the pro forma combined balance sheet and statements of operation.

ITEM 7.   FINANCIAL STATEMENTS

SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
October 31, 1996 and April 30, 1996
(Unaudited)
                                              Unaudited         Audited
                                              October 31,       April 30,
                                                 1996             1996
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $     172       $       113

  Proprietary telecommunication and
       Internet costs                         $ 349,382       $   349,382
                                              _________       ___________
TOTAL ASSETS                                  $ 349,554       $   349,495
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $     800       $         0
                                              ---------       -----------
     Total Liabilities                        $     800       $         0
                                              ---------       -----------

SHAREHOLDERS' EQUITY

  Preferred stock, no par value,
  Authorized 1,000,000 shares; issued
  and outstanding, 0 shares                           0                 0

  Common Stock, $.001 par value
  Authorized 20,000,000 shares; issued
  and outstanding, 6,200,000 shares               6,200             6,200

  Additional paid in capital                    347,334           347,334

  Deficit accumulated during development         (4,780)           (4,039)
                                              ----------      ------------
Total Stockholders' Equity                    $ 348,754       $   349,495
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $ 349,554       $   349,495
                                              =========       ===========


SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the        For the
                               Three Months   Six Months     Six Months
                                  Ended          Ended         Ended
                                October 31,   October 31     October 31
                                   1996          1996           1995
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0

Expenses                               741          2,998               0
                              ------------   ------------   -------------
Net Income (loss)             $       (741)        (2,998)  $           0
                              ============= =============   ==============

Net Loss per share            $   ($0.0001)      ($0.0005)              0
                              ============ =============== ===============
Common Shares Outstanding        6,200,000      6,200,000


SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the
                                   Six Months      Six Months
                                     Ended          Ended
                                   October 31,    October 31
                                      1996          1995
                                 ____________   ____________
Cash Flows From
  Operating Activities:
    Deficit accumulated during
     The Development Stage       $       (741)   $         0
  Adjustment to reconcile the
  deficit accumulated during the
  development stage to net cash
  used in operating activities:
    Increase in accounts payable          800              0
                                 ------------    -----------
Net cash provided by operating
     Activities                            59              0
                                 ------------    -----------
Cash flows from investing
     Activities                             0              0
Cash flows from financing
     Activities                        (1,757)             0
                                  ------------   -----------
Net cash provided used in
     Financing activities              (1,757)             0
                                  ------------   -----------
Net decrease in cash                   (1,698)             0

Cash, beginning of period               1,870              0
                                  -----------    -----------
Cash, end of period               $       172    $         0
                                  ===========    ===========
Supplemental disclosures;
 Noncash investing activities     $         0              0
                                  ===========    ===========


                         SUARRO COMMUNICATIONS, INC.

                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               October 31, 1996

(1) Organization

Suarro Communications, Inc. (The Company), a Nevada Corporation, was incorporated on August 18, 1988. The Company was formed as a consolidation vehicle for the purpose of delivering cost effective national on-line business services and products through the Internet.

The Company acquired proprietary telecommunication products developed for the Internet from the two common stock holders. The Company is in the process of initiating the marketing of its first product, Annual Reports On-Line, as well as other Internet related products. To date there have been no sales orders.

(2) Merger

Effective August 16, 1996, the Company acquired all of the outstanding common stock of Suarro Communications, Inc. by issuing 5,200,000 shares of its authorized common stock. As a result of the consummation of this share exchange the Company undertook a forward split of its common stock whereby 20 shares of common stock was issued in exchange for 1 share of common stock, increased its authorized capitalization to 20,000,000 shares of common stock and authorized 1,000,000 shares of preferred stock, and changed its name to Suarro Communications, Inc.

The merger was accounted for by the "pooling of interests" method of accounting.

(3) Proprietary Telecommunication and Internet Costs

The costs of developing the proprietary telecommunication and Internet products were incurred prior to the incorporation of the company. Material and contract services totaling $141,382 were paid by the two individuals or their wholly owned company. In addition, the shareholders valued their personal time in producing the technology at $208,000. Upon incorporation, the Company recorded as an asset, $349,382 of purchased proprietary telecommunications and Internet costs acquired from the two individuals by issuing 300,000 shares of common stock.

The cost of proprietary telecommunications and Internet costs will be amortized on a straight line basis over the estimated economic lives of the respective products.

(4) Development Stage Operation

The Company is currently in the development stage and has no significant operations to date.

(5) Going Concern

The Company is a newly organized development stage corporation that has not commenced operations as of October 31, 1996. This factor, together with its limited capital, among others, indicate that the Company may be unable to continue its operations without successful development and marketing of the Company's products and the procurement of additional financing.

The accompanying financial statements have been prepared on the assumption that the Company will continue in business, which contemplates the realization of assets through continuing operations. No adjustments have been made to reflect potentially lower realized value of assets should the Company be unable to continue its operations, as the outcome of the above matter is not currently determinable.


                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SUARRO COMMUNICATIONS, INC.
                              (Registrant)

                              Dated:  December 13, 1996



                              By: /s/Michael D. McAuliffe
                                   Michael D. McAuliffe
                                   President

                         SUARRO COMMUNICATIONS, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended October 31, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .11