Form 10QSB/A
period 1996-10-31
SOLUTIONS INC
filed 1997-01-16
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                               Form 10-QSB/A 1

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

                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The restated unaudited financial statements for the six month period ended October 31, 1996, are attached hereto.

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

     The Registrant filed amendments to this Form 8-K on September 6, 1996 (A-1) which provided for the change in accountants, October 28, 1996 (A-2) which provided for the financial statement of the business acquired, November 1, 1996 (A-3) which provided the pro forma combined balance sheet and statements of operation, and January 15, 1997 which restated the financial statements of the business acquired and the pro forma combined balance sheet and statements of operation.

ITEM 7.   FINANCIAL STATEMENTS

SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
October 31, 1996 and April 30, 1996
(Unaudited)
                                              Unaudited         Audited
                                              October 31,       April 30,
                                                 1996             1996
                                              _________       ___________
ASSETS

  Cash                                        $     172       $     1,870

  Proprietary telecommunication and
       Internet costs                                 0                 0

                                              _________       ___________
TOTAL ASSETS                                  $     172       $     1,870
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $     800       $         0
                                              ---------       -----------
     Total Liabilities                        $     800       $         0
                                              ---------       -----------

SHAREHOLDERS' EQUITY

  Preferred stock, no par value,
  Authorized 1,000,000 shares; issued
  and outstanding, 0 shares                           0                 0

  Common Stock, $.001 par value
  Authorized 20,000,000 shares; issued
  and outstanding, 6,200,000 shares               6,200             6,200

  Additional paid in capital (discount)          (2,048)           (2,048)

  Deficit accumulated during development         (4,780)           (2,282)
                                              ----------      ------------
Total Stockholders' Equity                    $    (628)      $     1,870
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $     172       $     1,870
                                              =========       ===========

SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)
                               Three Months   Six Months     Six Months
                                  Ended          Ended         Ended
                                October 31,   October 31     October 31
                                   1996          1996           1995
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0

Expenses                               741          2,498               0
                              ------------   ------------   -------------
Net Income (loss)             $       (741)        (2,498)  $           0
                              ============= =============   ==============

Net Loss per share            $   ($0.0001)      ($0.0004)              0
                              ============ =============== ===============
Common Shares Outstanding        6,200,000      6,200,000       6,200,000


SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Cash Flow Statement
(Unaudited)
                                   Six Months      Six Months
                                     Ended          Ended
                                   October 31,    October 31
                                      1996          1995
                                 ____________   ____________
Cash Flows From
  Operating Activities:
    Deficit accumulated during
     The Development Stage       $     (2,498)   $         0
  Adjustment to reconcile the
    deficit accumulated during the
    development stage to net cash
    used in operating activities:
      Increase in accounts payable        800              0
                                 ------------    -----------
Net cash provided by operating
     Activities                        (1,698)             0
                                 ------------    -----------
Cash flows from investing
     Activities                             0              0
Cash flows from financing
     Activities                             0              0
                                  ------------   -----------
Net cash provided used in
     Financing activities                   0              0
                                  ------------   -----------
Net decrease in cash                   (1,698)             0

Cash, beginning of period               1,870              0
                                  -----------    -----------
Cash, end of period               $       172    $         0
                                  ===========    ===========
Supplemental disclosures;
 Noncash investing activities     $         0              0
                                  ===========    ===========


                         SUARRO COMMUNICATIONS, INC.

                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               October 31, 1996

(1)  Unaudited Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information. In the opinion of the company's management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements, have been included therein. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the company's audited financial statements for the periods ended August 16, 1996 and April 30, 1996.

(2)  Merger

     Effective August 16, 1996, the Company acquired all of the outstanding common stock of Suarro Communications, Inc. by issuing 5,200,000 shares of its authorized common stock. As a result of the consummation of this share exchange, the Company undertook a forward split of its common stock whereby 20 shares of common stock was issued in exchange for 1 share of common stock, increased its authorized capitalization to 20,000,000 shares of common stock and authorized 1,000,000 shares of preferred stock, and changed its name to Suarro Communications, Inc.

     The merger was accounted for by the "pooling of interests" method of accounting.

(3)  Proprietary Telecommunication and Internet Costs

     The costs of developing the proprietary telecommunication and Internet products were incurred prior to incorporation of the Company. Material and contract services totaling $149,982 were paid by two individuals or their wholly-owned company. In addition, the shareholders valued their personal time in producing the technology at $328,000. Upon incorporation, the Company originally recorded as an asset $349,382 of these costs as proprietary telecommunication and Internet costs. The remaining $128,600 ($8,600 in paid expenses and $120,000 of the shareholders' personal time) of the total cost was not recorded as an asset because this amount was originally considered to be the only amount incurred as research and development costs. The $349,382 was originally capitalized because management concluded that technological feasibility had been established after incurring the research and development expenses. Management's subsequent evaluation of the development process changed its original conclusion as to the date that technological feasibility had been established; therefore, all costs incurred prior to incorporation ($477,982) were expensed as research and development expenses.

                         SUARRO COMMUNICATIONS, INC.

                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               October 31, 1996

     Accordingly, the financial statements were restated to reflect the following changes:

                                         As previously
                                            reported   (Decrease)  As restated
                                           __________   ________    ________

     October 31, 1996 and April 30, 1996:
          Proprietary telecommunication
             and Internet costs            $  349,382   (349,382)          -

          Additional paid-in capital
             (discount)                    $  347,334   (349,382)     (2,048)

(4)  Development Stage Operations

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

     The accompanying financial statements have been prepared on the assumption that the Company will continue in business, which contemplates the realization of assets through continuing operations. No adjustments have been made to reflect potentially lower realizable value of assets should the Company be unable to continue its operations, as the outcome of the above matter is not currently determinable.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SUARRO COMMUNICATIONS, INC.
                              (Registrant)

                              Dated:  January 16, 1997.



                              By: /s/Michael D. McAuliffe
                                   Michael D. McAuliffe
                                   President

                         SUARRO COMMUNICATIONS, INC.

            Exhibit Index to Quarterly Report on Form 10-QSB/A 1
                   For the Quarter Ended October 31, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .12