Form 10QSB
period 1997-01-31
SOLUTIONS INC
filed 1997-03-17
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                     For Quarter Ended: January 31, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 1997 was 6,200,000 shares.

                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended January 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND PLAN OF OPERATIONS

PLAN OF OPERATIONS

     The Company's principal business plan provides for the Company to deliver cost effective nationwide on-line business products and services, via the Internet, the world's largest electronic network. The Company anticipates deriving its revenue from two segments of the industry including (i) sales of its proprietary On-line products, and (ii) sales of Internet access services. Its initial proprietary on-line business services is known as Annual Reports On-line (ARO). In addition to ARO, the Company intends to offer a wide range of services to the Internet community including but not limited to Internet Access Services, Internet Consulting Services, Services Network Design, Installation and Support Services, Internet Advertising and Marketing Support including Creative Services and Concept Development, Web Page Design and Editing, Graphic Design and Image Manipulation, and Audio Clips. Management believes that the Company's flexible World Wide Web advertising and marketing strategy will allow its clients to gain immediate exposure to any web browser, free of charge.

     In addition to on-line revenue, the Company plans to consolidate and acquire several strategically located telecommunication customer bases under the Suarro banner. These consolidation targets have been identified, and are well positioned, with loyal customer bases. Management has commenced discussions with these consolidation targets. However, as of the date of this report, no definitive agreements have been reached. Of those targeted companies chosen for its consolidation program, each has complimentary operations servicing a specific segment of the telecommunications market. The Company's plan calls for combining customer bases and infrastructure, thereby reducing the overhead by economies of scale and increasing profitability. With this consolidation strategy, additional proven products and services should be obtained, which should add to the attractiveness of the Company to its customer base.

     As of the date of this report, the Company's objective is to propel the Company into a prominent position in the Internet and telecommunications services market. It is the Company's overall goal to continue to offer viable solutions to real world problems using the Internet as the distribution channel as well as provide businesses with a full suite of Internet services ranging from consulting to Internet business development activities.

     To accomplish this goal the Company has developed a plan to accelerate its marketing and sales activities, product development, and customer service. This should be accomplished with the consolidation of the strategically located telecommunication customer bases combined with a full scale cross marketing program between the customer bases.

     As of the date of this report, the Company's securities are not liquid. There is no market for the Company's securities. Relevant thereto, the Company has submitted an application to the NASD for trading its common stock on the OTC Bulletin Board. The Company is currently awaiting response from the NASD and anticipates the stock being cleared for trading within the next fiscal quarter. However, there are no assurances that this will occur.

     The Company generated no revenues during the nine month period ended January 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objectives stated above. The Company anticipates accomplishing its business objective within a twelve month period, once the Company's stock has been cleared for trading by the NASD. Once this occurs, the Company can begin its plan of consolidation and acquisition creating a unified profitable customer base, thereby reducing overhead through economies of scale. It is the Company's intention to consummate its consolidation and acquisition strategy with issuance of its common stock. While these are the Company's proposed operations, there are no assurances that the Company will be successful.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - NONE

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          The Registrant filed a Form 8-K on August 28, 1996 reporting a change in control of Registrant wherein the Company underwent a name change from Solutions, Inc. to Suarro Communications, Inc. Additionally, there was a change in the Registrant's Certifying Accountant and the resignation of the Registrant's directors.

     The Registrant filed amendments to this Form 8-K on September 6, 1996 (A-1) which provided for the change in accountants, October 28, 1996 (A-2) which provided for the financial statement of the business acquired, and November 1, 1996 (A-3) which provided the pro forma combined balance sheet and statements of operation, and January 15, 1997 (A-4) which provided the restated pro forma combined balance sheet and restated pro forma combined statements of operations.

SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
January 31, 1997 and April 30, 1996
(Unaudited)
                                              (Unaudited)      (Audited)
                                              January 31,       April 30,
                                                 1997             1996
                                              _________       ___________
ASSETS

  Cash                                        $     623       $     1,870

  Proprietary telecommunication and
       Internet costs                                 0                 0
                                              _________       ___________
TOTAL ASSETS                                  $     623       $     1,870
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable                            $   4,210       $         0
                                              ---------       -----------
     Total Liabilities                        $   4,210       $         0
                                              ---------       -----------

SHAREHOLDERS' EQUITY

  Preferred stock, no par value,
  Authorized 1,000,000 shares; issued
  and outstanding, 0 shares                           0                 0

  Common Stock, $.001 par value
  Authorized 20,000,000 shares; issued
  and outstanding, 6,200,000 shares               6,200             6,200

  Additional paid in capital (discount)          (2,048)           (2,048)

  Deficit accumulated during development         (7,739)           (2,282)
                                              ----------      ------------
Total Stockholders' Equity                    $  (3,587)      $     1,870
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $     623       $     1,870
                                              =========       ===========


SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                               Three Months  Nine Months    Nine Months
                                  Ended          Ended         Ended
                                January 31,   January 31     January 31
                                   1997          1997           1996
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0

Expenses                             2,959          5,457               0
                              ------------   ------------   -------------
Net Income (loss)             $     (2,959)        (5,457)  $           0
                              ============= =============   ==============

Net Loss per share            $   ($0.0005)      ($0.0009)              0
                              ============ =============== ===============
Common Shares Outstanding        6,200,000      6,200,000       6,200,000


SUARRO COMMUNICATIONS, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                  Nine Months     Nine Months
                                     Ended          Ended
                                  January 31,     January 31
                                      1997           1996
                                 ____________   ____________
Cash flows from
operating activities:
 Deficit accumulated during
   the development stage         $     (5,457)   $         0
 Adjustment to reconcile the
   deficit accumulated during the
   development stage to net cash
   used in operating activities:
    Increase in accounts payable        4,210              0
                                 ------------    -----------
Net cash used in operating
     activities                        (1,247)             0
                                 ------------    -----------
Cash flows from investing
     activities                             0              0

Cash flows from financing
     activities                             0              0
                                  ------------   -----------

Net decrease in cash                   (1,247)             0

Cash, beginning of period               1,870              0
                                  -----------    -----------
Cash, end of period               $       623    $         0
                                  ===========    ===========
Supplemental disclosures;
 Noncash investing and
   financing activities           $         0              0
                                  ===========    ===========


                         SUARRO COMMUNICATIONS, INC.

                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               January 31, 1997

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

     Accordingly, the financial statements were restated to reflect the following changes:

                                    As previously
                                      reported     (Decrease)   As restated
                                    _____________  __________   ___________
October 31, 1996 and April 30, 1996:
    Proprietary telecommunication
      and Internet costs              $ 349,382     (349,382)            0

    Additional paid-in capital
      (discount)                      $ 347,334     (349,382)       (2,048)


(4)  Development Stage Operations

     The Company is currently in the developmental stage and has no significant operations to date.

(5)  Going Concern

     The Company is a newly organized development stage corporation that has not commenced operations as of January 31, 1997. This factor, together with its limited capital, among others, indicate that the Company may be unable to continue its operations without successful development and marketing of the Company's products and the procurement of additional financing.

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

                              Dated:  March 14, 1997



                              By: /s/Michael D. McAuliffe
                                   Michael D. McAuliffe
                                   President

                         SUARRO COMMUNICATIONS, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended January 31, 1997

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .12