Form 10KSB
period 1997-04-30
COMTECH CONSOLIDATION GROUP INC
filed 1999-01-04
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

          For the fiscal year ended April 30, 1997

                 Commission File No. 0-24512

                 SUARRO COMMUNICATIONS, INC.
                 ---------------------------
       (Name of small business issuer in its charter)

                   SOLUTIONS, INCORPORATED
                   -----------------------
            (Former name of small business issuer)

            Nevada                             84-1273503
            ------                             ----------
(State or other jurisdiction of            (I.R.S. Employer
Incorporation or Organization)           Identification Number

                      6 Venture, Suite 207
                           Irvine, CA
                         (949) 453-9262
                         --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

  Securities registered under Section 12(b) of the Exchange Act:
                              none

 Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock
                          ------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes      No  x
                            ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  x
             ---
                (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 31, 1998:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1998, there were 1,000,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

        This Form 10-KSB consists of Forty-Eight Pages.
         Exhibit Index is Located at Page Thirty Three.

                    TABLE OF CONTENTS

                 FORM 10-KSB ANNUAL REPORT

                 SUARRO COMMUNICATIONS, INC.

                                                              PAGE
                                                              ----

Facing Page
Index
PART I
Item 1.   Description of Business.........................       4
Item 2.   Description of Property.........................      13
Item 3.   Legal Proceedings...............................      14
Item 4.   Submission of Matters to a Vote of
               Security Holders...........................      14

PART II
Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters............      14
Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................      15
Item 7.   Financial Statements............................      17
Item 8.   Changes in and Disagreements on Accounting
               and Financial Disclosure...................      26


PART III
Item 9.   Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act..........      26
Item 10.  Executive Compensation..........................      28
Item 11.  Security Ownership of Certain Beneficial
               Owners and Management......................      29
Item 12.  Certain Relationships and Related
               Transactions...............................      30

PART IV
Item 13.  Exhibits and Reports of Form 8-K................      30



SIGNATURES................................................      32

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Suarro Communications, Inc., f/k/a Solutions, Incorporated (the "Company") was incorporated on August 18, 1988, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including but not limited to selected mergers and acquisitions. Relevant thereto, effective August 16, 1996, the Company acquired all of the issued and outstanding common stock of Suarro Communications, Inc., a Texas corporation ("Suarro"), wherein it undertook a forward split of its issued and outstanding common stock whereby twenty (20) shares of common stock were issued in exchange for each share of common stock previously issued and outstanding. Thereafter, the Company acquired all of the issued and outstanding securities of Suarro in exchange for issuance by the Company of 5,200,000 shares of "restricted" common stock of the Company to Suarro shareholders. The consideration given and received was determined by arms-length negotiations between the principals of the Company and Suarro. As part of the terms of the aforesaid transaction, the Company also changed its name to "Suarro Communications, Inc."

     Various disputes arose subsequent to the closing of the Suarro transaction referenced above. Applicable thereto, an action was filed in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, entitled Lee R. Goldberg v. Suarro Communications, Inc. et al., Cause No. CV-97-05053, relevant to certain claims held by shareholders of the Company relating to representations made by the shareholders of Suarro in the reorganization between the companies. A stipulation, Mutual Release and Indemnity Agreement was reached in relation to such action, with the results of such settlement being that the Suarro transaction described above was rescinded, with all of the 5,200,000 shares issued in favor of the Suarro shareholders being returned to the Company's treasury.

     Certain additional matters were undertaken by the Company at the time of the Suarro transaction described above, including the shareholders undertaking adoption of an amendment to the Company's Articles of Incorporation whereby the Company's shareholders increased the number of shares of common stock authorized for issuance from 1,000,000 common shares, par value $0.001 per share, to 20,000,000 common shares, par value $0.001 per share. Additionally, 1,000,000 shares of preferred stock, no par value per share, were also authorized. Further, as a result of the rescission of the Suarro transaction, management of the Company did change. See "PART III, Item 9 - Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act" below for a detailed description of current management of the Company.

     As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "PART II, Item 6(a) - Plan of Operation."

     The Company's business is subject to numerous risk factors, including the following:

     Going Concern; No Operating History or Revenue and Minimal Assets. The Company's financial statements accompanying this report have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

     Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public
entities.   A large number of established and well-financed
entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     No Agreement for Business Combination or Other Transaction-No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Continued Management Control, Limited Time Availability.
While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors.
Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "PART III, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

     Conflicts of Interest - General.   Officers and directors of
the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

     Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934
(the "Exchange Act") require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     Lack of Market Research or Marketing Organization.   The
Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     Regulation. Although the Company is subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     Probable Change in Control and  Management.   A business
combination involving the issuance of the Company's Common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

     Reduction of Percentage Share Ownership Following Business
Combination.   The Company's primary plan of operation is based
upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

     Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "PART II, Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the

Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future.

      While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

      As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.
The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

      With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Employees

     During the fiscal year ended April 30, 1997, the Company had two nonsalaried employees, its President and its Secretary. See "PART II, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from offices located at 6 Venture, Suite 207, Irvine, CA 92718. This space is provided to the Company on a rent free basis by Bryan A. Gianesin, legal counsel to the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. See "PART II, Item 7 - Financial Statements." The Company reimburses its legal counsel for any out-of-pocket costs incurred by him on behalf of the Company, such as long distance telephone toll charges, office supplies and small, miscellaneous expenses, provided that sufficient funds for the same
are available.   As of the date of this report, the Company has no
funds available to reimburse any person for expenses. However, the Company's attorney has agreed to continue to advance any necessary costs until the Company successfully consummates a merger or acquisition.

     Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware as of the date of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In May 1996, the Company's Board of Directors called a special meeting of the Company's shareholders in order to obtain approval of various matters, including approval of the reorganization between the Company and Suarro, as well as authorizing various amendments to the Company's Articles of Incorporation. All matters presented to the Company's shareholders were approved. However, subsequent to approval, the reorganization between the Company and Suarro was rescinded. See "PART I, Item 1 - Description of Business," above for a more detailed description of these events. The amendments authorized at the meeting of shareholders remain in effect.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers in April 1997. Prior to that date none of the Company's securities were traded. The initial price of the Company's common stock at April 30, 1997, was $5.25 bid, $6.00 asked. Since April 30, 1997, the price of the Company's common stock has not changed. The Company's common stock presently trades under the symbol "SRRO".

     (b)  Holders.  There are six (6) holders of the Company's
Common Stock, not including those persons or entities who hold their securities in "street name."

     As of the date of this report all 1,000,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a two year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the future until such time as the Company successfully consummates a merger or acquisition, of which there can be no assurance. In addition, once such a merger or acquisition is so consummated, there can be no assurance that the Company will pay any dividends on its securities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a)  Plan of Operation.
          -----------------

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

R.E. Bassie & Co.
Certified Public Accountants
------------------------------------------------------------------------------














                              Suarro Communications, Inc.
                              (A Development Stage Company)

                              Financial Statements
                              April 30, 1997 and 1996

                              (With Independent Auditor's
                              Report Thereon)

                          Suarro Communications, Inc.
                         (A Development Stage Company)

                                     Index


Independent Auditors' Report

Financial Statements:

      Balance Sheets - April 30, 1997 and 1996

      Statements of Operations - For the years ended April 30, 1997 and 1996, and for the period from August 18, 1988 (date of inception) to April 30, 1997

      Statements of Stockholders' Equity - For the years ended April 30, 1997 and 1996, and for the period from August 18, 1988 (date of inception) to April 30, 1997

      Statements of Cash Flows - For the years ended April 30, 1997 and 1996, and for the period from August 18, 1988 (date of inception) to April 30, 1997

Notes to Financial Statements

All schedules have been omitted because they are not applicable, not required, or because the information is included in the financial statements or notes thereto.

R.E. Bassie & Co.
Certified Public Accountants
------------------------------------------------------------------------------
                                       7171 Harwin Drive, Suite 306
                                       Houston, Texas 77036-2197
                                       Tel: (713) 266-0691 Fax: (713) 266-0692
                                       E-Mail: Rebassie@aol.com


                         Independent Auditors' Report


The Board of Directors
Suarro Communications, Inc.:

We have audited the financial statements of Suarro Communications, Inc. (a Development Stage Company) as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Suarro Communications, Inc. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the period from August 18, 1988 (date of inception) to April 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a newly organized development stage corporation with limited capital. Successful development and marketing of the Company's products and the procurement of additional financial is necessary for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


s/R.E. Bassie & Co.

November 18, 1998

                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                                Balance Sheets

                            April 30, 1997 and 1996

                                                     April 30,      April 30,
                                                       1997           1996
                                                     ---------      ---------
                      Assets
                      ------

Cash                                                 $   4,645          1,870
                                                     ---------      ---------
        Total assets                                 $   4,645          1,870
                                                     =========      =========

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities                                              4,645              0
                                                     ---------      ---------
        Total liabilities                                4,645              0
                                                     ---------      ---------

Stockholders' equity (note 2):
   Preferred stock, no par value.  Authorized
      1,000,000 shares; issued and outstanding,
      0 shares                                               0              0
   Common stock, $.001 par value.  Authorized
      20,000,000 shares; issued and outstanding,
      1,000,000 shares                                   1,000          1,000
   Additional paid-in capital                           32,494          4,934
   Deficit accumulated during the development
      stage                                            (33,494)        (4,064)
                                                     ---------      ---------
        Total stockholders' equity                           0          1,870
                                                     ---------      ---------

        Total liabilities and stockholders' equity       4,645          1,870
                                                     =========      =========


See accompanying notes to financial statements.














                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                            Statements of Operations

              For the years ended April 30, 1997 and 1996, and for the period from August 18, 1988 (date of inception) to April 30, 1997


                                                                 August 18,
                                                                    1988
                                     Year ended   Year ended   (inception) to
                                      April 30,    April 30,      April 30,
                                        1997         1996           1997
                                     ----------   ----------   --------------
Revenue                              $        0            0                0

Expenses                                 29,430        1,782           33,494
                                     ----------   ----------   --------------

       Net loss                      $  (29,430)      (1,782)         (33,494)
                                     ==========   ==========   ==============





See accompanying notes to financial statements.




























                                                                           22

                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                       Statements of Stockholders' Equity

                   For the years ended April 30, 1997 and 1996
    For the period from August 18, 1988 (date of inception) to April 30, 1997

                                                     Deficit
                                                   Accumulated
                                        Paid-in     during the     Total
                    Preferred  Common   Capital    Development  Stockholders'
                      Stock     Stock  (Discount)     Stage        Equity
                    ---------  ------  ----------  -----------  -------------
Balance, August 18,
   1988             $       0       0           0            0              0

  Issuance of 50,000
    shares of common
    stock                   0      50       2,232            0          2,282

  Stock split,
    20 to 1                 0     950        (950)           0              0

  Net loss                  0       0           0       (2,282)        (2,282)
                    ---------  ------  ----------  -----------  -------------
Balance, April 30,
   1995                     0   1,000       1,282       (2,282)             0

  Issuance of
    5,200,000 shares
    of common stock
    (note 2)                0   5,200      (3,330)           0          1,870

  Cancellation of
    shares under
    rescission
    agreement
    (note 5)                0  (5,200)      5,200            0              0

  Contribution of
    capital                 0       0       1,782            0          1,782

  Net loss                  0       0           0       (1,782)        (1,782)
                    ---------  ------  ----------  -----------  -------------
Balance, April 30,
   1996                     0   1,000       4,934       (4,064)         1,870

  Contribution of
    capital                 0       0      27,560            0         27,560

  Net loss                  0       0           0      (29,430)       (29,430)
                    ---------  ------  ----------  -----------  -------------
Balance, April 30,
  1997                      0   1,000      32,494      (33,494)             0
                    =========  ======  ==========  ===========  =============



See accompanying notes to financial statements.


                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows

              For the years ended April 30, 1997 and 1996, and for the period from August 18, 1988 (date of inception) to April 30, 1997


                                                                 August 18,
                                                                    1988
                                     Year ended   Year ended   (inception) to
                                      April 30,    April 30,      April 30,
                                        1997         1996           1997
                                     ----------   ----------   --------------
Cash flows from operating activities:
   Deficit accumulated during the
     development stage               $  (29,430)      (1,782)         (33,494)
   Increase in accounts payable           4,645            0                0
                                     ----------   ----------   --------------
           Net cash used in
              operating activities   $  (24,785)      (1,782)         (33,494)
                                     ----------   ----------   --------------

Cash flows from investing activities          0            0                0

Cash flows from financing activities
   Contribution of capital               27,560        1,782           29,342
   Issuance of common stock                   0        1,870            4,152
                                     ----------   ----------   --------------
           Net cash provided by
              financing activities       27,560        3,652           33,494
                                     ----------   ----------   --------------

           Net increase in cash           2,775        1,870                0

Cash, beginning of period                 1,870            0                0
                                     ----------   ----------   --------------
Cash, end of period                       4,645        1,870                0
                                     ==========   ==========   ==============

Supplemental disclosures:
   Noncash investing and financing activities (note 2)


See accompanying notes to financial statements.







                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements

                            April 30, 1997 and 1996

(1)   Organization

      Suarro Communications, Inc. (the Company), a Nevada corporation, was incorporated on August 18, 1988, under the name of Solutions, Inc. The Company as formed to evaluate, structure and complete a merger with, or acquire a privately owned corporation.


(2)   Merger

      Effective August 16, 1996, the Company acquired all of the outstanding common stock (300,000 shares of common stock) of Suarro Communications Inc., a Texas Corporation ("Suarro"), by issuing 5,200,000 shares of its authorized common stock. Suarro was incorporated effective March 1, 1996. As a result of the consummation of this share exchange, the Company undertook a forward split of its common stock whereby 20 shares of common stock was issued in exchange for 1 share of common stock, increased its authorized capitalization to 20,000,000 shares of common stock and authorized 1,000,000 shares of preferred stock, and changed its name to Suarro Communications, Inc.

      The merger was accounted for by the "pooling of interests" method of accounting. As such, the financial statements of the Company were retroactively restated to present the combination as of March 1, 1996.

(3)   Development Stage Operations

      The Company is currently in the development stage and has no significant operations to date.

(4)   Going Concern

      The Company is a newly organized development stage corporation that has not commenced operations as of April 30, 1997. This factor, together with its limited capital, among others, indicate that the Company may be unable to continue its operations without successful development and marketing of the Company's products and the procurement of additional financing.

      The accompanying financial statements have been prepared on the assumption that the Company will continue in business, which contemplates the realization of assets through continuing operations
      No adjustments have been made to reflect potentially lower realizable value of assets should the Company be unable to continue its operations, as the outcome of the above matter is not currently determinable.

(5)   Subsequent Event

      Effective September 9, 1997, the Company and the stockholders of Suarro agreed to rescind the merger noted in note 2 above. Accordingly, the Company returned the 300,000 shares of common stock to the shareholders of Suarro and received back all 5,200,000 shares of its common stock issued in the merger transaction. Once received, the Company cancelled all 5,200,000 shares of common stock. The rescission of the prior "pooling of interests" business combination was treated as a "de-pooling." As such, the financial statements of the Company were retroactively restated to treat the combination as though it had never occurred.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     On August 16, 1996, Kish, Leake & Associates, P.C., the Registrant's independent accountant for the Registrant's two most recent fiscal years, resigned. The Registrant's financial statements for the last two years prepared by Kish, Leake & Associates, P.C., contained no adverse opinion or disclaimer of opinion, or was qualified as to uncertainty, audit scope, or accounting principles.

     Also on August 16, 1996, the Registrant engaged the accounting firm of R. E. Bassie & Co. as the independent public accountants to audit the Registrant's fiscal year ended April 30, 1996, as well as future financial statements, to replace the firm of Kish, Leake & Associates, P.C., which was the principal independent public accountant as reported in the Registrant's Form 10-SB as filed with the Securities & Exchange Commission. This change in independent accountants was approved by the Board of Directors of the Registrant.

     There were no disagreements within the last two fiscal years and subsequent periods with Kish, Leake & Associates, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Kish, Leake & Associates, P.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.


                         PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

     Name                      Age         Position
     ----                      ---         --------
     Adam Stull                 37     President, Director

     Libby Stull                42     Secretary, Director

     George Unwin               52     Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     Adam Stull and Libby Stull are brother and sister. Otherwise, there are no other family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes

     Adam Stull, President and a director. Mr. Stull has held his positions with the Company since he was elected on December 15, 1997. From October 1997 through the present, Mr. Stull has been a partner of Goldberg Burke & Stull, LLP, Attorneys, Irvine, California, engaged in the practice of law, emphasizing criminal law and general business matters. Prior to that, Mr. Stull was a partner in the firm of Stull & Stull, Bakersfield, California from January 1994 to September 1997. From 1993 to 1994, Mr. Stull was an assistant at Pacific Coast Chemicals, Berkeley, California. Mr. Stull received a Juris Doctor degree from California Western School of Law, San Diego in 1988 and a Bachelor of Arts degree from the University of California, Santa Barbara in 1984.

     Libby Stull, Secretary and Director. Ms. Stull has held her position with the Company since she was elected on December 15, 1997. Since 1997, Ms. Stull has been employed by Goldberg Burke & Stull, LLP, Attorneys, Irvine, California, engaged in the practice of law, emphasizing civil litigation and general business matters. Prior to that, Ms. Stull was a partner in the firm of Stull & Stull, Bakersfield, California from 1994 to 1997. Ms. Stull was engaged in a general law practice as a sole practitioner from 1990 to 1993. Ms. Stull received a Juris Doctor degree from Hastings College of Law, San Francisco, California in 1981 and a Bachelor of Arts, Political Science degree from UCLA in 1978.

     George Unwin, Director. Mr. Unwin has held his position with the Company since he was elected on December 15, 1997. Since 1993, Mr. Unwin has been a self-employed, free-lance writer of advertising and marketing materials in Southern California. He creates advertising and marketing materials for a host of private clients and has written advertising copy for numerous local newspaper and magazine publishers.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. As of the date of this report, the Company has not received any such filings from the applicable persons responsible for filing these reports. However, it is believed that there has been no change in each applicable persons' ownership of the Company's securities since they acquired the same.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended April 30, 1997, of the chief executive officer of the Company.

                             SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-             All
Name                             Annual   Restricted   lying             Other
and                              Compen-    Stock     Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)     SARs   Payouts   sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)      ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Michael             (2)
McAuliffe,  1997  $    0  $   0  $    0    $      0         0   $     0  $    0
President &
Director(1) 1996  $    0  $   0  $    0    $      0         0   $     0  $    0
_________________________

<F1>
(1) Mr. McAuliffe resigned his position with the Company in December 1997 as part of the terms of the rescission of the Suarro transaction. See "PART I, Item
1 - Description of Business."

<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 until such time as the Company successfully consummates a business combination.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended April 30, 1997.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1997.

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

                    Name and          Amount and
                   Address of          Nature of
                   Beneficial         Beneficial       Percent of
Title of Class       Owner              Owner             Class
-----------------------------------------------------------------

Common        Adam Stull(1)               1,000            .10%
              6 Venture, Ste. 207
              Irvine, CA 92618

Common        Libby Stull(1)              1,000            .10%
              6 Venture, Ste. 207
              Irvine, CA 92618

Common        George Unwin(1)               900            .09%
              23721 Arjay Way
              Laguna Niguel, CA 92618

Common        Bryan A. Gianesin         301,300          30.00%
              6 Venture, Ste. 207
              Irvine, CA  92618

Common        Joseph J. Thuney          300,000          30.00%
              11506 NE 33rd Ave.
              Vancouver, WA  98686

                    Name and          Amount and
                   Address of          Nature of
                   Beneficial         Beneficial       Percent of
Title of Class       Owner              Owner             Class
-----------------------------------------------------------------

Common        Jim Thuney                395,800          39.50%
              11017 NE Sherwood Dr.
              Vancouver, WA  98686

Common        All Officers and            2,900            .29%
              Directors as a
              Group (3 persons)

_______________________

(1)  Officer and/or director.

     The above named persons hold all of the 1,000,000 issued and outstanding Common Shares of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation S-B.

                          PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on or about September 1, 1994, and are incorporated by reference herein:

     3.1  Certificate and Articles of Incorporation

     3.2  Bylaws

     The following Exhibit was filed with the Securities and Exchange Commission in the Exhibits to Form 8-K, filed on or about June 6, 1996, and is incorporated by reference herein:

     2.0  Letter of Intent between the Company and Suarro
          Communications, Inc., a Texas corporation.

     The following exhibit was included in the Company's Definitive Proxy Statement filed with the Commission on or about August 16, 1996, and is hereby incorporated by reference thereto:

     2.1  Plan of Reorganization between the Company and Suarro
          Communications, Inc.

     The following exhibit was included in the Company's Form 8-K filed with the Commission on or about August 28, 1996, and is hereby incorporated by reference thereto:

     16 Letter from Kish, Leake & Associates, P.C., resigning as independent accountant for the Company.

     The following exhibits are included herewith:

     2.2  Rescission Agreement dated September 9, 1997

     3.3  Certificate of Amendment to Articles of Incorporation

     27   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the three month period ended April 30, 1997.

                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 1998.

                               SUARRO COMMUNICATIONS, INC.
                               (Registrant)


                               By:/s/ Adam Stull
                                  -------------------------------
                                     Adam Stull, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 31, 1998.



/s/ Adam Stull
--------------------------------
Adam Stull, Director


/s/ Libby Stull
--------------------------------
Libby Stull, Director


/s/ George Unwin
--------------------------------
George Unwin, Director

                   SUARRO COMMUNICATIONS, INC.

          Exhibit Index to Annual Report on Form 10-KSB
            For the Fiscal Year Ended April 30, 1997

EXHIBITS                                                 Page No.

  2.2     Rescission Agreement dated September 9, 1997 . . .   34

  3.3     Certificate of Amendment to Articles
               of Incorporation  . . . . . . . . . . . . . .   45

  27      Financial Data Schedule  . . . . . . . . . . . . .   47

                   SUARRO COMMUNICATIONS, INC.
                   ___________________________

                          EXHIBIT 2.2
                   ___________________________

                      RESCISSION AGREEMENT

                     BETWEEN THE COMPANY AND

                   SUARRO COMMUNICATIONS, INC.
                   ____________________________

                      RESCISSION AGREEMENT
                      --------------------

     THIS RESCISSION AGREEMENT (herein "Agreement") is entered into this 9th day of September , 1997 by and among Lee R. Goldberg, Bryan A. Gianesin, Mary Jackson, Gerard Jackson, Anne Marie South Gianesin and Julie Studebaker (herein "Shareholders"), and Michael
D. McAuliffe and Christian E. Zenner (herein "Texas Shareholders") (all parties hereto are collectively referred to as the "Parties"), with reference to the following:

                            RECITALS
                            --------

     A. Various disputes have arisen among the Parties with respect to Suarro Communications, Inc., a Nevada corporation, (herein "Company") described more particularly in a document entitled Mutual Release and Indemnity Agreement (herein for convenience "Settlement Agreement").

     B. As part of the Settlement Agreement, the Parties hereto have agreed to execute this Agreement and to undertake all acts necessary to fulfill their duties and responsibilities under the terms of this Agreement.

     C. The intent of this Agreement is to resolve all outstanding matters respecting the management, officer and director positions of the Company and to resolve all matters respecting the shares of Company common stock issued to the Texas Shareholders.

     D. To fully sanction the actions taken pursuant to the terms of this Agreement, the Parties agree to execute all necessary documents, including but not limited to, Stipulation for a Dismissal of Cause No. CV-97-05053 entitled Lee R. Goldberg, et al.
v. Suarro Communications, Inc., et al. in Second Judicial District Court of the State of Nevada in and for the County of Washoe ("Nevada Litigation").



                             AGREEMENT
                             ---------

     NOW, THEREFORE, the Parties agree as follows:

     1.   Rescission of Share Exchange Agreement and Plan of
Reorganization. On or about August 16, 1996, the Parties executed a document entitled Share Exchange Agreement and Plan of Reorganization (herein "Merger Agreement").


          a. Stock Exchange. Pursuant to the Merger Agreement, the Company issued to each of the Texas Shareholders 2,600,000 shares of common stock of the Company in exchange for a total of 300,000 shares of common stock of Suarro Communications, Inc., a Texas corporation (the "Corporation"), which constituted all of the issued and outstanding shares of the Texas entity.

          b. Suarro, Texas Stock Certificates Received. On or about June 3, 1997, the Shareholders rescinded the Merger Agreement, and Gianesin & Associates, Attorneys at Law, Bryan A. Gianesin, returned all of the original stock certificates representing the 300,000 shares of the Corporation to the Texas Shareholders (herein "Certificates"). The Texas Shareholders hereby acknowledge receipt of the Certificates.

          c. Delivery of Company Stock Certificates. At Closing, the Texas Shareholders shall deliver all original stock certificates issued to them by the Company in the Merger Agreement (or any other Company stock certificates derived therefrom) totaling 5,200,000 shares of common stock of the Company and stock or any other security of the Company issued to them between August 16, 1996 and the Closing Date (herein collectively the "Texas Stock"). The Texas Shareholders agree that the Texas Stock may be immediately canceled by the Company. The Shareholders hereby acknowledge receipt of the Texas Stock.

          d.   Execution of Minutes/Resignations.   To further the
purposes of this Agreement, the Texas Shareholders agree to execute the Board of Director Minutes in the form and content attached hereto as Exhibit "A" which shall confirm the adoption of this Agreement, resignation of their positions as officers and directors of the Company.

     2. Effective Date of Agreement. The effective date of the transactions and obligations described in this Agreement (herein the "Closing") will occur upon the execution by all Parties of this Agreement. The date upon which the Agreement will be effective is sometimes referred to herein as the "Closing Date."

     3. Shareholders' Closing Conditions. The Shareholders' obligation to complete the rescission and subsequent transactions described in this Agreement is subject to satisfaction on the Closing Date of each of the following conditions, unless waived in writing by all of the Shareholders.

          a. Representations and Warranties Accurate. The representations and warranties of the Texas Shareholders set forth in this Agreement will be accurate in all material respects on and as of the Closing Date.

          b. Performance. The Texas Shareholders will have performed all obligations and complied with all covenants required to be performed or to be complied with by the Texas Shareholders under this Agreement as of the Closing Date.

          c. Texas Shareholders' Shares. The Texas Stock as and when delivered to the Shareholders shall be owned free and clear by the Texas Shareholders, free from all options, purchase or sale agreements, claims, assessments, liens, or encumbrances of any nature whatsoever.

     4. Texas Shareholders' Closing Conditions. The Texas Shareholders' obligation to complete the rescission and the subsequent transactions described in this Agreement is subject to the satisfaction on or before the Closing Date of each of the following conditions, unless waived in writing by the Texas Shareholders.

          a. Representations and Warranties Accurate. The representations and warranties of the Shareholders set forth in this Agreement will be accurate in all material respects on and as of the Closing Date.

          b. Performance. Shareholders will have performed all material obligations and complied with all material covenants required to be performed or to be complied with by the Shareholders under this Agreement as of the Closing Date.

          c.   Delivery of Settlement Agreements and Share
Certificates.  The Shareholders shall have delivered to the Texas
Shareholders all settlement agreements and documentation, including share certificates to be delivered pursuant to the Settlement
Agreement.

     5. Texas Shareholders' Representations and Warranties. Each of the Texas Shareholders, jointly and severally, represent, warrant and agree as follows:

          a. Company Debts/Obligations/Liabilities. Between August 16, 1996 and the Closing Date, neither of the Texas Shareholders have incurred or authorized any debt or any other obligation whatsoever on behalf of the Company, (except the obligations to Foothill Equities Corporation, Stewart Financial Group, Roger Stewart, and 4-Y Investments all as described in the Settlement Agreement) including claimed or alleged debts or obligations, of any kind or character or with respect to which Company may be, or as claimed or alleged to be, a guarantor or surety.

          b. Company Contracts /Leases. Neither of the Texas Shareholders between August 16, 1996 and the Closing Date, has executed or authorized any contract, lease or other legally binding obligation by and on behalf of the Company, express or contingent, of any kind or character, which would obligate the Company to pay any money, provide any labor, services, materials, reports, software, equipment or any other tangible or intangible item of value to any person or entity whatsoever.

          c. Compensation . Between August 16, 1996 and the Closing Date, neither of the Texas Shareholders has made or authorized any agreement, arrangement or provision with the Company for the payment to either of the Texas Shareholders or any third party of any amount of wages, salary, employee benefits or any other kind of compensation of any nature whatsoever.

          d. Benefits. Between August 16, 1996 and the Closing Date, neither of the Texas Shareholders has made or authorized any agreement, arrangement or provision with the Company whereby the Company would be obligated to the Texas Shareholders or any third party, for any retirement, pension, profit sharing, incentive compensation, bonus, deferred compensation, health, welfare or other benefit plan, including without limitation, any such benefit programs required by any government or any branch, subdivision, municipality or agency thereof.

         e.    Real/Personal Property Contracts/Leases.  Between
August 16, 1996 and the Closing Date, neither of the Texas
Shareholders has entered into or authorized any agreement or lease whatsoever for the ownership, use or lease of real or personal property on behalf of the Company.

          f. Pending or Threatened Litigation. Other than the matters described in the Settlement Agreement as the Texas Litigation, the Nevada Litigation and the Oregon Litigation, neither of the Texas Shareholders has instituted or authorized institution of any pending or threatened litigation, arbitration or other judicial or quasi judicial proceedings or administrative proceedings to which Company or any of the Texas Shareholders is or may be a party relating to the Company, or to which Company or any of the shareholders of the Company is or may be subject.

          g. Receivables. Neither of the Texas Shareholders has incurred or authorized any Company accounts receivable.

          h. Proprietary Rights. As of the Closing Date, the Texas Shareholders and/or any other entity or designee of the Texas Shareholders, has received from the Company all computer programming, software, trade names, service names, trademarks, service marks, logos, copyrights, patents, technology, know-how, and all other proprietary rights or processes owned or delivered to the Company as part of the Merger Agreement and no claims exist by the Texas Shareholders against the Company for any of the Proprietary Rights described hereinabove.

          i. Assets/Equipment/Bank Accounts. Company has delivered and the Texas Shareholders have received, all assets, whether tangible or intangible, equipment and proceeds of any bank accounts contributed to the Company by the Texas Shareholders and there remains no obligation by the Company or the Shareholders to deliver to the Texas Shareholders any other tangible or intangible assets whatsoever.

          j. Company Securities. Between August 16, 1996 and the Closing Date, neither of the Texas Shareholders has issued or authorized issuance of any note, stock, warrant, option, treasury stock, bond, debenture, evidence of indebtedness, or participation in any profit sharing agreement, collateral-trust certificate, any ownership interest in the Company or instrument commonly known as a "Security".

          k. Tax Information/Returns. Between August 16, 1996 and the Closing Date, neither of the Texas Shareholders has filed or authorized filing of any state or federal income tax or other return of any kind whatsoever.

          l. Company Books and Records. As of the Closing Date, the Texas Shareholders have delivered to the Shareholders, all of the Company Financial Books and Records in their actual or constructive possession.

          m. Corporate Status. As of the Closing Date, the Texas Shareholders have not qualified the Company as a foreign corporation to do business in the State of Texas or any other state or territory.

          n. Agreement Not a Breach. To the knowledge of the Texas Shareholders, the execution of this Agreement and the performance hereof, will not conflict with, violate or result in any breach of any of the terms, conditions or provisions of, or constitute a default or result in the acceleration of any obligation under, or permit termination of, any agreement or instrument entered into or authorized by the Texas Shareholders, to which Company is a party or by which Company is bound.

          o. No Misleading Statements. No statement, representation or warranty made herein by the Texas Shareholders contains any untrue or misleading statement of a material fact, or omits to state a material fact necessary to make the statements, representations or warranties made herein not misleading.

          p. Indemnity. The Texas Shareholders agree to defend, indemnify and hold Shareholders, and their agents, employees, attorneys, officers and directors, harmless from and against any liability, claim, damage, loss, penalty, cost or expense (including, without limitation, attorneys' fees and costs (including appeal)) arising out of any breach of the foregoing representations.

     6.   Shareholders' Representations and Warranties.  The
Shareholders represent, warrant and agree as follows:

          a. Company Debts/Obligation/Liabilities. Between August 16, 1996 and the Closing Date, none of the Shareholders have incurred any debt or any other obligation whatsoever on behalf of the Company or the Corporation, (except the obligations to Foothill Equities Corporation, Stewart Financial Group, Roger Stewart, and 4-Y Investments all as described in the Settlement Agreement) including claimed or alleged debts or obligations, of any kind or character or with respect to which Company or the Corporation may be, or as claimed or alleged to be, a guarantor or surety.

          b. Company Contracts /Leases. None of the Shareholders between August 16, 1996 and the Closing Date, have executed any contract, lease or other legally binding obligation by and on behalf of the Company or the Corporation, express or contingent, of any kind or character, which would obligate the Company to pay any money, provide any labor, services, materials, reports, software, equipment or any other tangible or intangible item of value to any person or entity whatsoever.

          c. Compensation . Between August 16, 1996 and the Closing Date, none of the Shareholders have made any agreement, arrangement or provision with the Company or the Corporation for the payment to any of the Shareholders or any third party of any amount of wages, salary, employee benefits or any other kind of compensation of any nature whatsoever.

          d. Benefits. Between August 16, 1996 and the Closing Date, none of the Shareholders have made any agreement, arrangement or provision with the Company or the Corporation whereby the Company or the Corporation would be obligated to the Shareholders or any third party, for any retirement, pension, profit sharing, incentive compensation, bonus, deferred compensation, health, welfare or other benefit plan, including without limitation, any such benefit programs required by any government or any branch, subdivision, municipality or agency thereof.

          e. Real/Personal Property Contracts/Leases. Between August 16, 1996 and the Closing Date, none of the Shareholders have entered into any agreement or lease whatsoever for the ownership, use or lease of real or personal property on behalf of the Company or the Corporation.

          f. Pending or Threatened Litigation. Other than the matters described in the Settlement Agreement as the Texas Litigation, the Nevada Litigation, and the Oregon Litigation, none of the Shareholders have instituted or authorized institution of any pending or threatened litigation, arbitration or other judicial or quasi judicial proceedings or administrative proceedings to which Company or the Corporation or any of the Texas Shareholders is or may be a party relating to the Company or the Corporation, or to which Company or the Corporation or any of the Texas Shareholders of the Company or the Corporation is or may be subject.

          g. Receivables. None of the Shareholders have incurred or authorized any Company or Corporation accounts receivable.

          h. Proprietary Rights. As of the Closing Date, the Company and/or the Shareholders and/or any other entity or designee of the same, have received from the Texas Shareholders all computer programming, software, trade names, service names, trademarks, service marks, logos, copyrights, patents, technology, know-how, and all other proprietary rights or processes owned or delivered to the Company as part of the Merger Agreement by the Shareholders, or their agents or attorneys, and no claims exist by the Shareholders or any other third party against the Texas Shareholders for any of the Proprietary Rights described hereinabove.

          i. Assets/Equipment/Bank Accounts. Company has received, and the Shareholders acknowledge Company's receipt of, all assets, whether tangible or intangible, equipment and proceeds of any bank accounts, if any, payable by the Texas Shareholders to the Company and/or the Shareholders, and there remains no obligation by the Texas Shareholders to deliver to the Company and/or the Shareholders any other tangible or intangible assets whatsoever.

          j. Company Securities. Between August 16, 1996 and the Closing Date, none of the Shareholders have issued or authorized issuance of any note, stock, warrant, option, treasury stock, bond, debenture, evidence of indebtedness, or participation in any profit-sharing agreement, collateral-trust certificate, any ownership interest in the Company or the Corporation or instrument commonly known as a "Security".

          k. Tax Information/Returns. Between August 16, 1996 and the Closing Date, none of the Shareholders have filed or authorized filing of any state or federal income tax or other return of any kind whatsoever.

          l. Company Books and Records. As of the Closing Date, the Shareholders acknowledge receipt of all of the Company
Financial Books and Records formerly in the possession of the Texas
Shareholders.

          m.   Corporate Status.  As of the Closing Date, the
Shareholders have not qualified the Company or the Corporation as a foreign corporation to do business in the State of Texas or any other state or territory.

          n. Agreement Not a Breach. To the knowledge of the Shareholders, the execution of this Agreement and the performance hereof, will not conflict with, violate or result in any breach of any of the terms, conditions or provisions of, or constitute a default or result in the acceleration of any obligation under, or permit termination of, any agreement or instrument entered into or authorized by the Shareholders, to which Company or the Corporation is a party or by which Company or the Corporation is bound.

          o. No Misleading Statements. No statement, representation or warranty made herein by the Shareholders contains any untrue or misleading statement of a material fact, or omits to state a material fact necessary to make the statements, representations or warranties made herein not misleading.

          p. Indemnity. The Shareholders agree to defend, indemnify and hold the Texas Shareholders, and their agents, employees, attorneys, officers and directors, harmless from and against any liability, claim, damage, loss, penalty, cost or expense (including, without limitation, attorneys' fees and costs (including appeal)) arising out of any breach of the foregoing representations.

     7. Access to Records and Properties. The Texas Shareholders and the Shareholders may, prior to the Closing Date, through its employees, agents or representatives, make or cause to be made such investigation of the Company or the Corporation or any materials delivered or to be delivered hereunder as they deem necessary or advisable.

     8. Public Press Releases/Announcements. Neither of the Texas Shareholders nor Shareholders shall make any press release or public announcement concerning this Agreement and all right, ability and any content of any press release or announcement shall be approved by both the Texas Shareholders and the Shareholders.

     9. Survival of Representations and Warranties. The respective representations and warranties made by each of the Parties to this Agreement will survive the execution and delivery of this Agreement, the Settlement Agreement, the Closing Date and the receipt of the Texas Stock or the Certificates.

     10. Legal Expenses. Each of the Parties hereto shall bear their own expenses incurred relative to this Agreement and the transactions described herein, including without limitation, fees for attorneys and accountants or other consultants (collectively, "Expenses").

     11. Notices. All notices, requests, demands or other communication (collectively, "Notice") given to any party pursuant to this Agreement shall not be effective unless given in writing and addressed to the parties at their respective addresses as set forth below.

          If to Shareholders:        Bryan A. Gianesin
                                     Gianesin & Associates
                                     6 Venture, Suite 207
                                     Irvine, CA  92618

          If to Texas Shareholders:  Raul M. Rodriguez
                                     Rosenberg, Tuggey, Agather,
                                      Rosenthal & Rodriguez, P.C.
                                     140 E. Houston Street, 2nd
                                      Floor
                                     San Antonio, Texas 78205

     Notice shall be deemed duly given when delivered personally or by telegram, telex or courier or Federal Express, or, if mailed, 72 hours after deposit in the United States mail, certified mail, postage prepaid. The addresses of the parties for the purpose of providing notice pursuant to this paragraph may be changed from time to time by notice to the other party duly given in the foregoing manner.

     12. Further Documents and Acts. Each of the parties hereto agrees to cooperate in good faith with the other, and to execute and deliver such further instruments and perform such other acts as may be reasonably necessary or appropriate to consummate and carry into effect the transactions contemplated by this Agreement.

     13. Specific Performance. If any of the Parties to this action fails to provide information or otherwise cooperate in the good faith performance of this Agreement, in addition to any of the remedies allowed by law or equity, the aggrieved Party shall be entitled to seek specific performance of the Agreement.

     14. Attorneys' Fees. The prevailing party in any action, litigation or proceeding arising out of or in relation to this Agreement, shall be awarded, in addition to any damages, injunc-tions or other relief, and without regard to whether or not such matter be prosecuted to final judgment, such party's costs, expenses and attorneys' fees.

     15. Choice of Law. This Agreement shall be governed by and interpreted in accordance with the laws of the State of Nevada, including all matters of construction, validity, performance and enforcement, without giving effect to principles of conflict of laws.

     16. Amendments/Waiver. This Agreement may be amended, sup-plemented, modified or rescinded only through an express written instrument signed by all the parties or their respective successors and assigns. Each Party may specifically and expressly waive in writing any portion of this Agreement or any breach hereof, but no such waiver shall constitute a further or continuing waiver of any preceding or succeeding breach of the same or any other provision. The consent by one Party to any act for which such consent was required shall not be deemed to imply consent or waiver of the necessity of obtaining such consent for the same or similar acts in the future.

     17. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     18. Severability. Each provision of this Agreement is intended to be severable and if any term or provision hereof is determined invalid or unenforceable for any reason, such illegality or invalidity shall not affect the validity of the remainder of this Agreement and, wherever possible, intent shall be given to the invalid or unenforceable provision.

     19. Entire Agreement. This Agreement contains the entire and complete understanding between the Parties concerning its subject matter and all representations, agreements, arrangements or unders-tandings between or among the Parties, whether oral or written, have been fully and completely merged herein and are superseded hereby.

     20. Successors. This Agreement will be binding upon and insure to the benefit of the Parties and their respective heirs, legatees, legal representatives, personal representatives, successor and assigns.

     21. Interpretation/ Recitals. The Parties are not joint venturers, partners or fiduciaries of one another in any manner. The language in all parts of this Agreement will be in all cases construed simply according to its fair meaning and not strictly for or against any party. Whenever the context requires, all words used in the singular will be construed to have been used in the plural, and vice versa, and each gender will include any other gender. The captions of the sections of this Agreement are for convenience only and will not affect the construction or interpretation of any of the provisions herein. The Recitals herein shall be deemed to be part of the Agreement.

     22. Signatories Authority. Each of the individuals signing this agreement represent and warrant to the others that he or she has the right, capacity, power and authority to sign this Agreement on his or her behalf, or on behalf of the Company, as the case may be, and to execute all other documents and perform all other acts as may be necessary in relation to the performance of this Agreement.

     23. Miscellaneous. The recitals and all exhibits, schedules, attachments or other documents referenced in this Agreement are fully incorporated into this Agreement by reference. Unless expressly set forth otherwise herein, all references herein to a "day," "month" or "year" will be deemed to be a reference to a calendar day, month or year, as the case may be. All cross-references herein will refer to provisions within this Agreement, and will not be deemed to be references to the overall transaction or to any other agreement or document. Time is of the essence in the performance of this Agreement.

     IN WITNESS WHEREOF, the Parties have signed this Agreement all as of the date first above written.


                                   s/Lee R. Goldberg
SHAREHOLDERS:                      ______________________________
                                   Lee R. Goldberg

                                   s/Bryan A. Gianesin
                                   ______________________________
                                   Bryan A. Gianesin

                                   s/AnneMarie South Gianesin
                                   ______________________________
                                   AnneMarie South Gianesin

                                   s/Mary Jackson
                                   ______________________________
                                   Mary Jackson

                                   s/Gerard Jackson
                                   ______________________________
                                   Gerard Jackson

                                   s/Julie Studebaker
                                   ______________________________
                                   Julie Studebaker

                                   s/Michael D. McAuliffe
TEXAS SHAREHOLDERS:                ______________________________
                                   Michael D. McAuliffe

                                   s/Christian E. Zenner
                                   ______________________________
                                   Christian E. Zenner

                   SUARRO COMMUNICATIONS, INC.
                   ___________________________

                          EXHIBIT 3.3
                   ___________________________

                     CERTIFICATE OF AMENDMENT

                   OF ARTICLES OF INCORPORATION

                   ___________________________

             CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
                           (After Issuance of Stock)         Filed by:

                             SOLUTIONS INCORPORATED
        ----------------------------------------------------------------
                               Name of Corporation

   We the undersigned     RANDEL C. SHERWOOD                               and
                      ----------------------------------------------------
  SUZANNE R. JOHNSON               of    SOLUTIONS INCORPORATED
----------------------------------   -----------------------------------------
do hereby certify.

   That the Board of Directors of said corporation at a meeting duly convened,

held on the   16th    day of     August          , 19 96, adopted a resolution
           ----------        -------------------     ---
to amend the original articles as follows:

   Article II is hereby amended to read as follows: The name of this Corporation is "SUARRO COMMUNICATIONS, INC."

   Article   V  is hereby amended to read as follows:
          ------
   AUTHORIZED SHARES
A. This corporations is authorized to issue two (2) classes of shares which shall be designated as "Common Shares" and "Preferred Shares". The aggregate number of theses shares which the corporation shall have the authority to issue is as follows:
   1.  20,000,000 Common Shares, par value$.001
   2.  1,000,000 Preferred Shares, no par value

   SALES TO OFFICERS AND EMPLOYEES
C. This section is omitted.

   The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 50,000 , that the said
                                                 ---------
change(s) and amendment have been consent to and approved by a majority of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

                                       s/Randel C. Sherwood
                                       ---------------------------------------
                                             President or Vice President

                                       s/Suzanne R. Johnson
                                       ---------------------------------------
                                           Secretary or Assistant Secretary
State of  CA               )
        ------------------ : ss.
County of   Orange         )
         -----------------

   On       8-19-96          , personally appeared before me, a Notary Public,
      -----------------------
        Randel C. Sherwood                                  , who acknowledged
-----------------------------------------------------------
that they executed the above instrument.

        s/Chow T. Ling                 s/Chow T. Ling
        Comm. #999135                  ---------------------------------------
 Notary Public for California                   Signature of Notary
         Orange County
 My Comm. Expires Jul 5, 1997
    (Notary Stamp or Seal)

                   SUARRO COMMUNICATIONS, INC.
                   ___________________________

                           EXHIBIT 27
                   ___________________________

                     FINANCIAL DATA SCHEDULE

                   ___________________________