Form 10KSB
period 1998-04-30
COMTECH CONSOLIDATION GROUP INC
filed 1999-01-04
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

          For the fiscal year ended April 30, 1998

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

Documents Incorporated by Reference: None

        This Form 10-KSB consists of Thirty-Four Pages.
         Exhibit Index is Located at Page Thirty-Three

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

     Certain additional matters were undertaken by the Company at the time of the Suarro transaction described above, including the shareholders undertaking adoption of an amendment to the Company's Articles of Incorporation whereby the Company's shareholders increased the number of shares of common stock authorized for issuance from 1,000,000 common shares, par value $0.001 per share, to 20,000,000 common shares, par value $0.001 per share. Additionally, 1,000,000 shares of preferred stock, no par value per share, were also authorized. Further, as a result of the rescission of the Suarro transaction, management of the Company did change. See "PART III, Item 9 - Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(b) of the Exchange Act" below for a detailed description of current management of the Company.

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

     Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934
(the "Exchange Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the

Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Employees

     During the fiscal year ended April 30, 1998, the Company had two nonsalaried employees, its President and its Secretary. See "PART II, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

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

     (a)  Plan of Operation.
          ------------------

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

ITEM 7.  FINANCIAL STATEMENTS

R.E. Bassie & Co.
Certified Public Accountants
------------------------------------------------------------------------------














                              Suarro Communications, Inc.
                              (A Development Stage Company)

                              Financial Statements
                              April 30, 1998 and 1997

                              (With Independent Auditor's
                              Report Thereon)

                          Suarro Communications, Inc.
                         (A Development Stage Company)

                                     Index


Independent Auditors' Report

Financial Statements:

      Balance Sheets - April 30, 1998 and 1997

      Statements of Operations - For the years ended April 30, 1998 and 1997, and for the period from August 18, 1988 (date of inception) to April 30, 1998

      Statements of Stockholders' Equity - For the years ended April 30, 1998 and 1997, and for the period from August 18, 1988 (date of inception) to April 30, 1998

      Statements of Cash Flows - For the years ended April 30, 1998 and 1997, and for the period from August 18, 1988 (date of inception) to April 30, 1998

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


                         Independent Auditors' Report
                         ----------------------------


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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Suarro Communications, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the period from August 18, 1988 (date of inception) to April 30, 1998, in conformity with generally accepted accounting principles.

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

November 18, 1998

                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                                Balance Sheets

                            April 30, 1998 and 1997


                                                     April 30,      April 30,
                                                       1998           1997
                                                     ---------      ---------
                      Assets
                      ------

Cash                                                 $       0          4,645
                                                     ---------      ---------
        Total assets                                 $       0          4,645
                                                     =========      =========

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities                                                  0          4,645
                                                     ---------      ---------
        Total liabilities                                    0          4,645
                                                     ---------      ---------

Stockholders' equity (note 2):
   Preferred stock, no par value.  Authorized
      1,000,000 shares; issued and outstanding,
      0 shares                                               0              0
   Common stock, $.001 par value.  Authorized
      20,000,000 shares; issued and outstanding,
      1,000,000 shares                                   1,000          1,000
   Additional paid-in capital                           32,494         32,494
   Deficit accumulated during the development
      stage                                            (33,494)       (33,494)
                                                     ---------      ---------
        Total stockholders' equity                           0              0
                                                     ---------      ---------

        Total liabilities and stockholders' equity           0          4,645
                                                     =========      =========


See accompanying notes to financial statements.









                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                            Statements of Operations

              For the years ended April 30, 1998 and 1997, and for the period from August 18, 1988 (date of inception) to April 30, 1998


                                                                 August 18,
                                                                    1988
                                     Year ended   Year ended   (inception) to
                                      April 30,    April 30,      April 30,
                                        1998         1997           1998
                                     ----------   ----------   --------------
Revenue                              $        0            0                0

Expenses                                      0       29,430           33,494
                                     ----------   ----------   --------------

       Net loss                      $        0      (29,430)         (33,494)
                                     ==========   ==========   ==============





See accompanying notes to financial statements.






























                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                       Statements of Stockholders' Equity

                   For the years ended April 30, 1998 and 1997
    For the period from August 18, 1988 (date of inception) to April 30, 1998

                                                     Deficit
                                                   Accumulated
                                        Paid-in     during the     Total
                    Preferred  Common   Capital    Development  Stockholders'
                      Stock     Stock  (Discount)     Stage        Equity
                    ---------  ------  ----------  -----------  -------------
Balance, August 18,
   1988             $       0       0           0            0              0

  Issuance of 50,000
    shares of common
    stock                   0      50       2,232            0          2,282

  Stock split,
    20 to 1                 0     950        (950)           0              0

  Net loss                  0       0           0       (2,282)        (2,282)
                    ---------  ------  ----------  -----------  -------------
Balance, April 30,
   1995                     0   1,000       1,282       (2,282)             0

  Issuance of
    5,200,000 shares
    of common stock
    (note 2)                0   5,200      (3,330)           0          1,870

  Cancellation of
    shares under
    rescission
    agreement
    (note 2)                0  (5,200)      5,200            0              0

  Contribution of
    capital                 0       0       1,782            0          1,782

  Net loss                  0       0           0       (1,782)        (1,782)
                    ---------  ------  ----------  -----------  -------------
Balance, April 30,
   1996                     0   1,000       4,934       (4,064)         1,870

  Contribution of
    capital                 0       0      27,560            0         27,560

  Net loss                  0       0           0      (29,430)       (29,430)
                    ---------  ------  ----------  -----------  -------------
Balance, April 30,
  1997                      0   1,000      32,494      (33,494)             0

  Net income                0       0           0            0              0
                    ---------  ------  ----------  -----------  -------------
Balance, April 30,
  1998                      0   1,000      32,494      (33,494)             0
                    =========  ======  ==========  ===========  =============


See accompanying notes to financial statements.

                                                                           23

                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows

              For the years ended April 30, 1998 and 1997, and for the period from August 18, 1988 (date of inception) to April 30, 1998



                                                                 August 18,
                                                                    1988
                                     Year ended   Year ended   (inception) to
                                      April 30,    April 30,      April 30,
                                        1998         1997           1998
                                     ----------   ----------   --------------
Cash flows from operating activities:
   Deficit accumulated during the
     development stage               $        0      (29,430)         (33,494)
   Increase (decrease) in accounts
     payable                             (4,645)       4,645                0
                                     ----------   ----------   --------------
           Net cash used in
              operating activities   $   (4,645)     (24,785)         (33,494)
                                     ----------   ----------   --------------

Cash flows from investing activities          0            0                0

Cash flows from financing activities
   Contribution of capital                    0       27,560           29,342
   Issuance of common stock                   0            0            4,152
                                     ----------   ----------   --------------
           Net cash provided by
              financing activities            0       27,560           33,494
                                     ----------   ----------   --------------

           Net increase (decrease)
              in cash                    (4,645)       2,775                0

Cash, beginning of period                 4,645        1,870                0
                                     ----------   ----------   --------------
Cash, end of period                           0        4,645                0
                                     ==========   ==========   ==============

Supplemental disclosures:
   Noncash investing and financing activities (note 2)


See accompanying notes to financial statements.









                          SUARRO COMMUNICATIONS, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements

                            April 30, 1998 and 1997

(1)   Organization

      Suarro Communications, Inc. (the Company), a Nevada corporation, was incorporated on August 18, 1988, under the name of Solutions, Inc. The Company as formed to evaluate, structure and complete a merger with, or acquire a privately owned corporation.


(2)   Merger and Subsequent Rescission

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

      Effective September 9, 1997, the Company and the stockholders of Suarro agreed to rescind the merger. Accordingly, the Company returned the 300,000 shares of common stock to the shareholders of Suarro and received back all 5,200,000 shares of its common stock issued in the merger transaction. Once received, the Company cancelled all 5,200,000 shares of common stock. The rescission of the prior "pooling of interests" combination was treated as a "de-pooling." As such, the financials statements of the Company were retroactively restated to treat the combination as though it had never occurred.

(3)   Development Stage Operations

      The Company is currently in the development stage and has no significant operations to date.

(4)   Going Concern

      The Company is a newly organized development stage corporation that has not commenced operations as of April 30, 1998. This factor, together with its limited capital, among others, indicate that the Company may be unable to continue its operations without successful development and marketing of the Company's products and the procurement of additional financing.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended April 30, 1997 and 1998 of the chief executive officer of the Company.

                                       SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-             All
Name                             Annual   Restricted   lying             Other
and                              Compen-    Stock     Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)     SARs   Payouts   sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)      ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Adam Stull,         (2)
President & 1998  $    0  $   0  $    0    $      0         0   $     0  $    0
Director(1) 1997  $    0  $   0  $    0    $      0         0   $     0  $    0
_________________________

<F1>
(1) Mr. Stull assumed his positions with the Company in December 1997, as part of the terms of the rescission of the Suarro transaction. See "PART I, Item -
Description of Business."

<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 until such time as the Company successfully consummates a business combination.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended April 30, 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1998.

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

     The following exhibit was included in the Company's Definitive Proxy Statement filed with the Commission on or about August 16, 1996, and is hereby incorporated by reference thereto:

     2.1  Plan of Reorganization between the Company and Suarro
          Communications, Inc.

     The following exhibit was included in the Company's Form 8-K filed with the Commission on or about August 28, 1996, and is hereby incorporated by reference thereto:

     16 Letter from Kish, Leake & Associates, P.C., resigning as independent accountant for the Company.

     The following exhibits were included in the Company's Form 10-KSB filed with the Commission on or about January 4, 1998, and are hereby incorporated by reference thereto:

     2.2  Rescission Agreement dated September 9, 1997

     3.3  Certificate of Amendment to Articles of Incorporation

     The following exhibit is included herewith:

     27   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the three month period ended April 30, 1998.

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



/s/ Adam Stull
--------------------------------
Adam Stull, Director


/s/ Libby Stull
--------------------------------
Libby Stull, Director


/s/ George Unwin
--------------------------------
George Unwin, Director

                   SUARRO COMMUNICATIONS, INC.

          Exhibit Index to Annual Report on Form 10-KSB
            For the Fiscal Year Ended April 30, 1998

EXHIBITS                                                 Page No.

  27          Financial Data Schedule . . . . . . . . . . .   34