Form 10KSB/A
period 1998-04-30
COMTECH CONSOLIDATION GROUP INC
filed 1999-03-05
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                    FORM 10-KSB   /A 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

          For the fiscal year ended April 30, 1998

                 Commission File No. 0-24512

                     E-NET CORPORATION
                 ---------------------------
        (Name of small business issuer in its charter)

                 SUARRO COMMUNICATIONS, INC.
              ----------------------------------
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

                    Name and          Amount and
                   Address of          Nature of
                   Beneficial         Beneficial       Percent of
Title of Class       Owner              Owner             Class
-----------------------------------------------------------------

Common        Adam Stull(1)               1,000            .10%
              6 Venture, Ste. 207
              Irvine, CA 92618

Common        Libby Stull(1)              1,000            .10%
              6 Venture, Ste. 207
              Irvine, CA 92618

Common        George Unwin(1)               900            .09%
              23721 Arjay Way
              Laguna Niguel, CA 92618

Common           Dovecote Ltd.          405,600           9.00%
              Watergardens 5, Suite 14
              Gibralter

Common        Joseph J. Thuney          300,000          30.00%
              11506 NE 33rd Ave.
              Vancouver, WA  98686

                    Name and          Amount and
                   Address of          Nature of
                   Beneficial         Beneficial       Percent of
Title of Class       Owner              Owner             Class
-----------------------------------------------------------------
Common        Jim Thuney                395,800          39.50%
              11017 NE Sherwood Dr.
              Vancouver, WA  98686

Common        All Officers and            2,900            .29%
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

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this    amendment to
its     report to be signed on its behalf by the undersigned,
thereunto duly authorized, on    March 4, 1999    .

                                E-NET CORPORATION
                             f/k/a     SUARRO COMMUNICATIONS, INC.
                             (Registrant)


                             By:/s/ Adam Stull
                                -------------------------------
                                   Adam Stull, President

     In accordance with the Exchange Act, this    amendment to
its     report has been signed below by the following persons on
behalf of the Registrant and in the capacities indicated on
   March 4, 1999    .



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