Form 10KSB40
period 1999-04-30
E NET CORP/NV
filed 1999-08-13
CIK 926844

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1999

                           Commission File No. 0-24512

                           E-NET FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

                                E-NET CORPORATION
                     (Former name of small business issuer)

            Nevada                                           84-1273503
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                     2102 Business Center Drive, Suite 115E
                                Irvine, CA 92612
                                 (949) 253-4633
   (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

       Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [ ]   No [x]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $_________
State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 4, 1999:
$22,500,000.

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of August 4, 1999, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                     This Form 10-KSB consists of 29 Pages.
                       Exhibit Index is Located at Page 26

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                           E-NET FINANCIAL CORPORATION

                                                              PAGE

Facing Page
Index
                                     PART I




Item 1.   Description of Business.........................       4
Item 2.   Description of Property.........................      13
Item 3.   Legal Proceedings...............................      13
Item 4.   Submission of Matters to a Vote of
               Security Holders...........................      13

                                     PART II

Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters............      14
Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................      15
Item 7.   Financial Statements............................      18
Item 8.   Changes in and Disagreements on Accounting
               and Financial Disclosure...................      19

                                    PART III

Item 9.   Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act..........     20
Item 10.  Executive Compensation..........................     21
Item 11.  Security Ownership of Certain Beneficial
               Owners and Management......................     23
Item 12.  Certain Relationships and Related
               Transactions...............................     24

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K...............       26

SIGNATURES................................................      28

STATEMENTS IN THIS REPORT THAT RELATE TO FUTURE RESULTS AND EVENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS. ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED OR DESIRED BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. FOR A DISCUSSION OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS, SEE "ITEM 1 - FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

        E-Net Financial Corporation, f/k/a E-Net Corporation and Suarro Communications, Inc. (the "Company") was incorporated on August 18, 1988, under the laws of the State of Nevada to engage in any lawful corporate undertaking. On July 11, 1994 the Company submitted its Form 10-SB to the Securities and Exchange Commission, which was declared effective on December 22, 1994, at which time the Company became a reporting company under Section 12(g) of the 1934 Securities and Exchange Act. On August 16, 1996 the Company changed its name to Suarro Communications, Inc., and on February 12, 1999 and May 12, 1999, respectively, the Company changed it name to E-Net Corporation and E-Net Financial Corporation. The Company is also qualified to do business in California

RECENT CHANGE IN BUSINESS STRATEGY AND CHANGE IN CONTROL

        Effective March 15, 1999 the Company acquired E-Net Mortgage Corporation, a Nevada Corporation, and City Pacific International, U.S.A., Inc., a Nevada corporation, in exchange for 2,500,000 restricted shares of common stock of the Company (allocated 2 million shares for the mortgage company and 500,000 shares for City Pacific). Pursuant to the Share Exchange Agreement and Plan of Reorganization dated March 1, 1999, the Company issued these shares in exchange for all of the issued and outstanding shares of both entities. E-Net Mortgage Corporation and City Pacific International, U.S.A., Inc., will be operated as wholly owned subsidiaries of the Company. E-Net Mortgage will operate from the Company's offices at 2102 Business Center Dr., Suite 115E, Irvine, California and branch offices in Costa Mesa, San Jose and Las Vegas and City Pacific will operate from the Company's offices located at 1061 East Flamingo Road, Suite 3, Las Vegas, Nevada.

        Members of the Company's Board of Directors prior to the acquisitions resigned. The following persons were appointed to the Board of Directors and elected as officers: Michael P. Roth, President and Ted A. Bohrer, Vice-President. Additionally, Jean Oliver was appointed as Secretary-Treasurer and Controller.

        The Company intends to act as a technology driven financial resource to serve the needs of both the commercial and consumer markets in supplying fast and affordable mortgages and telecommunications via the Internet and through strategic alliances and partnering with established industry leaders. The Company will engage in the business of providing mortgage products and services on both the retail and wholesale levels, as well as providing telecommunications products and services for commercial and residential customers, directly or through joint ventures with strategic partners. With respect to its mortgage business, the approach to accomplishing the Company's goals is to utilize innovative technological products to improve the mortgage-related processes. This will enable E-Net Mortgage Corporation to be more responsive to its customer base by rapidly providing top quality products and services. In its telecommunications subsidiary, the Company intends to act as a facilitator to other telecommunications companies to provide them with resources such as equipment and financing in strategic alliances with customers.

        Through E-Net Mortgage Corporation, which is licensed with the California Department of Real Estate, this subsidiary will offer residential mortgages for both owner occupied properties as well as residential income properties. The services to be offered will include a paperless on-line system over the internet allowing an immediate direct relationship between the point of sale customer and the investor community.

        Through City Pacific International U.S.A., Inc., the Company intends to provide products and interconnectivity to telecommunications companies by purchase of essential equipment and/or lease of communication lines or satellite pathways to enable the carriers to transport voice and date information. On the retail level, through joint ventures with other providers, this subsidiary will offer debit cards for corporate customers, calling card services, long distance services and international termination. This entity will also provide switch co-location and billing services.

RECENT ACTIVITIES OF THE COMPANY

        Activities of the Parent Company

        The Company announced in June 1999 that it had executed a joint venture agreement with Genesis Residential Healthcare, Inc. to develop a mixed use residential/health care project. The project integrates residential developments and senior healthcare facilities onto campuses that are tied together with cutting edge communication technology. The result is senior residential living areas that deliver various levels of assisted care. This model makes it possible to shift available resources from administrative overhead to client oriented benefits. Genesis has been in the development and construction business for over thirty with its principal focus on healthcare facilities.

        Activities of E-Net Mortgage Corporation

        This subsidiary has opened branch offices in San Jose, Las Vegas and Costa Mesa in May, June and August 1999, respectively. The offices are part of a planned series of efficient, high technology facilities based on a dynamically improved business model in the real estate financing industry. The model implements the use of modern website and network technologies and procedures to speed up the loan process, reduce costs and increase client satisfaction Six additional satellite office facilities are planned during the remainder of this year. Each office satellite will be strategically located near its client base in order to maintain that personal service touch so vital still in a people-oriented industry.

        Activities of City Pacific International, U.S.A., Inc.

        On February 25, 1999 this subsidiary executed a joint venture contract with Omnetrix International Inc., a Los Angeles-based communications company. One of the first projects to be launched is the "500 Minute Prepaid Calling Card." This card will provide for fifteen cent per minute calls within the continental United States and additionally provides international service at unusually competitive rates. Marketing strategies are aimed at corporations, businesses as well as public consumers, attracted through the Internet ads, the Omnetrix web site, print media, and direct mail.

BUSINESS STRATEGY OF E-NET MORTGAGE CORPORATION

        Business Concept

        E-Net Mortgage's core strategy is a new management model for the mortgage industry. Each office will be staffed by a team of two specialists. The model involves integrating and redistributing the various functions of the loan cycle among these four specialists. The first is the Loan Officer. The Loan Officer is the licensee and is ultimately responsible for the loan process. The second team member is called a "Rainmaker." The Rainmaker is the marketer. It is the responsibility of this individual to get the deals. The last two members of the team are the underwriter and the processor/closer.

        It is projected that the team will close an average of one loan per day. Each loan will be originated, processed and closed within ten business days. Achieving this rate will reduce production costs to approximately 50% of the industry standard. This efficiency will be achieved through the specialization just described and through careful but relaxed management. Each office will be semi-autonomous. But, it will be electronically linked to corporate management on a virtual private network.

        Local offices will be organized in "Stars". Each office will be a satellite of a Star. Each Star will be a cluster of five satellites. Stars will be placed strategically, nationwide, in areas of high property value. This will assure a high average loan amount. Continuing the metaphor, E-Net will be a nationwide galaxy of semi-autonomous but uniformly run mortgage offices.

        E-Net will establish its first satellite office in the heart of the Silicon Valley at the San Jose International Jet Center. The Silicon Valley was selected as the first unit because of the favorable demographics and because of the availability of qualified personnel. The San Jose International Jet Center compliments the image presented by E-Net's new business model. About the time that the fourth and fifth satellites are coming on line in the Silicon Valley Star, E-Net will begin deploying additional Stars in Los Angeles, San Diego, Orange County, Austin, Atlanta, Honolulu and similar locations. E-Net Mortgage intends to add one Star each quarter.

        Products and Services

        As a retail mortgage broker, E-Net Mortgage has developed relationships with many of the key mortgage lenders in the State of California. This subsidiary is in the process of putting similar relationships in place nationwide. With these relationships in place this subsidiary believes that it will be able to offer a wide range of mortgage loan products and services.

        E-Net Mortgage is active as a mortgage broker, using the trade name "E-Net Mortgage". E-Net Mortgage originates its own loans on a retail basis and provides lending services to its satellite offices. E-Net Mortgage assists its brokers by reviewing their activities and business development plans on a continuing basis. E-Net Mortgage management regularly meets with its loan officers and staff to train, develop rapport, explain objectives, and describe methods of operation. In addition, after set up, E-Net Mortgage provides loan origination, processing support, and underwriting assistance to ensure efficient and timely closings.

        In addition to initial training, continuous retraining and activity monitoring, E-Net Mortgage will provide each Broker with a Policies and Procedures Manual. This outlines and explains E-Net's method of operation and quality control guidelines. These policies and procedures, when followed, should significantly reduce the incidence of problems that cause delay in loan processing. E-Net Mortgage expects to finalize the Policies and Procedures Manual in the near future. E-Net Mortgage provides its Brokers with current Mortgage product descriptions and guidelines, continuously updating the rates for all of its products on its virtual private network.

Target Markets

        E-Net Mortgage is mainly in the residential mortgage business, providing residential mortgages at the retail level. At the present time, the retail business is providing 100% of revenue. The wholesale business is under development. E-Net Mortgage's current target market is direct consumers. Currently, E-Net Mortgage is hiring and training personnel who will service this customer base. This direct relationship enables E-Net Mortgage to establish point-of-sale opportunities to originate and process mortgage loans.

        E-Net Mortgage plans to expand its market base by including a commercial element. Potentially, it plans to target: developers and builders, housing manufacturers, lawyers and accountants, insurance companies, the securities industry, and credit counseling agencies.

BUSINESS STRATEGY OF CITY PACIFIC INTERNATIONAL U.S.A., INC.

        Business Concept

        City Pacific International, U.S.A., Inc. ("CPI"), is a telecommunications company. This subsidiary takes advantage of rapid changes in the industry to offer innovative, cost effective, quality products and services more quickly than can larger, more traditional companies. CPI's business focuses on providing its customers products and telecommunication services that are innovative, timely, and cost effective. CPI constantly reassesses its marketing campaigns, sales tools, and product packages. It works continuously to identify reliable marketing and distribution channels.

        Target Markets

        Latin America is of special interest. CPI has identified an opportunity to create a unique competitive advantage over major telecommunication service providers by providing wholesale telecommunication services to carriers. AT&T, for example, does not have its own network to Mexico. AT&T purchases this traffic directly from TelMex. The focus of this project is to take advantage of the wholesale market for terminating long distance telecommunications traffic into Mexico from the United States.

        CPI will phase in a number of switch sites in Mexico, including Mexico City, Monterey, Nueva Laredo, Ciudad Juarez, and Guadalajara. The Mexican government prohibits voice transmission into Mexico. However, voice over data transmission is allowed. This project will achieve this edge by dividing voice bit streams and compressing them into data packets. These compressed voice packets are transmitted over data lines, providing toll-quality sound and network reliability.


Products and Services

        In the telecommunications industry, equipment and products not only change rapidly but constantly. In today's global marketplace, a broadly based telecommunications organization must offer a wide range of products and services
- debit cards, internet access, local and long distance services, voice response units, information services, and many other products and services. Telecommunications is experiencing explosive growth as well as rapid technological change.

PRIOR BUSINESS HISTORY OF THE COMPANY

        Prior to the acquisitions of E-Net Mortgage Corporation and City Pacific International, U.S.A., Inc. the Company was inactive. It operated as a shell company without revenues, while it sought an appropriate merger with a private company.

        In August, 1996, the Company acquired all of the issued and outstanding common stock of Suarro Communications, Inc., a Texas corporation ("Suarro"), wherein it undertook a forward split of its issued and outstanding common stock whereby twenty (20) shares of common stock were issued in exchange for each share of common stock previously issued and outstanding. Thereafter, the Company acquired all of the issued and outstanding securities of Suarro in exchange for issuance by the Company of 5,200,000 shares of "restricted" common stock of the Company to Suarro shareholders. The consideration given and received was determined by arms-length negotiations between the principals of the Company and Suarro. As part of the terms of the aforesaid transaction, the Company also changed its name to "Suarro Communications, Inc."

        Various disputes arose subsequent to the closing of the Suarro transaction referenced above. Applicable thereto, an action was filed in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, entitled Lee R. Goldberg v. Suarro Communications, Inc. et al., Cause No. CV-97-05053, relevant to certain claims held by shareholders of the Company relating to representations made by the shareholders of Suarro in the reorganization between the companies. A stipulation, Mutual Release and Indemnity Agreement was reached in relation to such action, with the results of such settlement being that the Suarro transaction described above was rescinded effective September 9, 1997, with all of the 5,200,000 shares issued in favor of the Suarro shareholders being returned to the Company's treasury.

        Certain additional matters were undertaken by the Company at the time of the Suarro transaction described above, including the shareholders undertaking adoption of an amendment to the Company's Articles of Incorporation whereby the Company's shareholders increased the number of shares of common stock authorized for issuance from 1,000,000 common shares, par value $0.001 per share, to 20,000,000 common shares, par value $0.001 per share. Additionally, 1,000,000 shares of preferred stock, no par value per share, were also authorized. Further, as a result of the rescission of the Suarro transaction, management of the Company changed.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth herein, there may be other factors, or factors which arise in the future which may affect the future performance of the Company.

GOING CONCERN; LIMITED OPERATING HISTORY AND REVENUES AND MINIMAL ASSETS

        The Company's financial statements accompanying this report have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company has had a limited operating history and revenues and no earnings from operations. The Company has no significant assets or financial resources.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS

        The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of its recently acquired subsidiaries. The Company's ability to integrate these subsidiaries' activities into its consolidated operations is uncertain. The success of the Company's operations may be dependent upon numerous factors beyond the Company's control.

COMPETITION

        Competition is vigorous in all sectors of the markets in which the Company competes. The Company has numerous competitors in each of its business lines, which vary widely in their size, capabilities, market segments and geographic areas, many of which are larger and have financial resources far greater than the Company. There can be no assurance that the Company can effectively compete with any or all of its competitors in any of its business lines.

DEPENDENCE ON KEY PERSONNEL

        Competition for qualified personnel in the Company's market segments is intense and there can be no assurance that the Company will be able to attract and retain a sufficient number of qualified employees. As the business of the Company grows, it may become increasingly difficult for it to hire, train and assimilate the new employees needed. The Company's success depends to a significant degree upon the continued contributions of its key management and operational personnel. The Company's officers have entered into written employment agreements, but the ability of the Company to enforce such contracts is uncertain. The Company has not obtained key man life insurance on any of its officers or directors. Loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "PART III, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

CONFLICTS OF INTEREST - GENERAL

        Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

NEED FOR ADDITIONAL FINANCING; REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING FINANCING

        The Company's primary plan of operation will require additional capitalization to allow for its implementation. Any financing, would in all likelihood, result in the Company issuing a substantial amount of new Common Shares to third parties. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

LIQUIDITY: VOLATILITY OF STOCK PRICE

        Historically, trading volume of the Company's Common Stock has been small or non-existent, and the market for the Common Stock has been less liquid than that of many other publicly traded companies. There can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices. The Company expects that the market price of the Common Stock will be volatile. Factors such as quarterly fluctuations in the Company's results of operations, trading volume, the announcement of technological innovations or new products by the Company or its competitors, general conditions in the Company's market segments, and economic conditions generally, may have a significant impact on the market price of the Common Stock.


RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS AND SERVICES

        The Company's activities in the mortgage loan and telecommunications businesses will continue to be subject to frequent and rapid changes in technology and customer preferences. Customers may delay purchases in anticipation of technological changes. Any failure by the Company to anticipate or respond adequately to the changes in technology and customer preferences, or to develop and introduce new products or services in a timely fashion, could materially adversely affect the Company's business and operating results.

YEAR 2000 COMPLIANCE RISKS

        The Year 2000 compliance issue arises from the fact that a significant percentage of the software utilized by United States businesses relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company is currently in the process of evaluating its information technology systems for year 2000 compliance and believes that most of its operating systems have been modified to address Year 2000 issues. At this time, the Company does not believe that the costs associated with implementing its Year 2000 compliance plan will be material to the Company's financial condition or operations.

        The Company's E-Net Mortgage computers consist of a mixture of personal computers and Macintoshes that are Y2K ready. Mission critical software (Loan processing program called Point by Calyx Software Company) is also Y2K ready compliant. Point is also compliant with the Fannie Mae and Freddie Mac interfaces, certified Y2K compliant by both organizations.

        Any business disruptions to E-Net Mortgage would be the result of Y2K conflicts from our lenders, credit reporting agency, or title companies. The Company relies substantially on each of these service providers for business continuity. There can be no assurance that such third party software will be free of errors and defects or be Year 2000 compliant. Any business interruptions of third party service suppliers could result in loss of revenues, and could adversely affect the Company's market penetration and reputation, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

        During the fiscal year ended April 30, 1999, the Company and subsidiaries employed four executive personnel (its President, Vice President and Secretary/Treasurer and the President of City Pacific International U.S.A., Inc.) and three non-executive personnel. See "PART II, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

ITEM 2. DESCRIPTION OF PROPERTY

        FACILITIES. The Company operates its primary executive offices from 2102 Business Center Drive, Suite 115E, Irvine, CA 92612. The lease is on a month-to-month basis commencing February 19, 1999 for a monthly rental of $1,195. The Company has also executed a lease for a term of 38 months commencing August 15, 1999 for 2,071 square feet located at 3200 Bristol Street, Suite 700, Costa Mesa, California, where the monthly rental is $4,660. The Company also has an office in Las Vegas, Nevada on a month-to-month basis wherein the rental is $850 per month. The Company's E-Net Mortgage division also maintains a separate branch office in San Jose and operates its executive offices and other branch offices, respectively, in the Company's Irvine, Costa Mesa and Las Vegas offices. The San Jose office lease is month-to-month for a rental of $850 per month. The Company's City Pacific division maintains its executive offices at the Company's offices in Las Vegas. The Company maintains certain business property at each of these locations consisting of office furniture, computers, software, copiers, telecommunications equipment, and internet and networking systems.

        OTHER PROPERTY. The Company owns no other property.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective February 15, 1999 the Company acquired E-Net Mortgage Corporation, a Nevada Corporation, and City Pacific International, U.S.A., Inc., a Nevada corporation, in exchange for 2,500,000 restricted shares of common stock of the Company. Pursuant to the Share Exchange Agreement and Plan of Reorganization dated March 1, 1999, the Company issued these shares in exchange for all of the issued and outstanding shares of both entities. E-Net Mortgage Corporation and City Pacific International, U.S.A., Inc. At the same time the shareholders of the Company authorized a 2:1 forward split of the 1,000,000 outstanding shares of the Company's stock resulting in 2,000,000 shares being outstanding prior to the issuance of the additional 2.5 million shares.

        In May 1996, the Company's Board of Directors called a special meeting of the Company's shareholders in order to obtain approval of various matters, including approval of the reorganization between the Company and Suarro, as well as authorizing various amendments to the Company's Articles of Incorporation. All matters presented to the Company's shareholders were approved. However, subsequent to approval, the reorganization between the Company and Suarro was rescinded. See "PART I, Item 1 -Description of Business," above for a more detailed description of these events. The amendments authorized at the meeting of shareholders remain in effect.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        (a) Market Information. The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers in April 1997. Prior to that date none of the Company's securities were traded. The initial trading price on April 30, 1997 was $5.25 bid, $6.00 asked. Since April 30, 1997, the price of the Company's common stock has traded between $2.00 and $8.00. The Company's common stock presently trades under the symbol "ENNT". The transfer agent is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, AZ 85251. The CUSIP number is 26874T104.

        (b) Holders. There are nine (9) holders of the Company's Common Stock, not including those persons or entities who hold their securities in "street name." There are presently outstanding 4,500,000 shares of Common Stock of the 20,000,000 shares authorized.

        As of the date of this report all but 2,500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a two year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

        (c)     Dividends.

        (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will pay dividends in the immediate future as it intends to reinvest any net income for the purpose of implementation of its business plan and the business plans of its wholly owned subsidiaries.

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

        (a)     Plan of Operation.

        It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has limited capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

        Revenues are projected to be derived from fees earned by e-Net Mortgage based on real estate loans brokered, and from City Pacific's joint venture with Omnetrix. Until these revenues provide sufficient cash flow to cover operations, the company will continue to rely upon such loans while seeking private placement of its securities. Plans are also being developed for a possible public offering of common stock.]

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

        The Company's E-Net Mortgage Corporation subsidiary is engaged in the mortgage loan industry as a full service mortgage loan broker. It is in the process of developing a replicable structure of satellite mortgage loan brokerage offices. On May 19, 1999 this subsidiary opened its first branch office in San Jose, California. On June 7, 1999 this subsidiary, opened another mortgage loan origination and financial services office in Las Vegas, Nevada, and a third office was opened in Costa Mesa, California in August 1999. These offices are part of a planned series of efficient, high technology facilities based on a dynamically improved business model in the real estate financing industry. The model uses modern website and network technologies and procedures to speed up the loan process, reduce costs and increase client satisfaction.

        The technology involves extensive use of the Internet, both as a channel to the Company's retail customers and business-to-business connectivity among its offices and associate relationships. This subsidiary has selected LION (Lenders Interactive Online Network) as its on-line mortgage server. E-Net Mortgage has an Internet site accepting retail loan applications. E-Net Mortgage can also initiate real-time loan program searches. The LION loan search database is updated daily and represents 400,000 to 600,000 pricing variants from up to 80 wholesale lenders on a regional basis with over 400 wholesale lenders in total). This is significant benefit for the Company's clients and a major competitive advantage for E-Net Mortgage Corporation.

        The prototypical office consists of a two-person crew and incorporates the latest in technology, software and processes. The crewmembers are independent contractors and remunerated on a percentage basis per funded loan. E-Net Mortgage also has customized procedural relationships with strategic partners that provide loan processing, credit, title, escrow and funding services. As strategic partners, e-Net does not incur any overhead expenses normally associated with these services, rather the costs are paid for on a transactional basis. The Silicon Valley satellite office represents a successful beta test for an improved business model in the industry. Compared to industry standard, e-Net's model offers lower operating costs, higher production levels, and enhanced profitability.

        City Pacific International, U.S.A., Inc. is a telecommunications company. It is engaged in the business of providing access to the Internet, as an Internet service provider (ISP) to both commercial clients and to individuals. It will market this service aggressively in under-served markets, worldwide. It will build an integrated network to interface with the backbone of the Internet through both acquisition and original development.

        On March 19, 1999 City Pacific International, U.S.A., Inc. negotiated a joint venture partnership contract with Omnetrix International Inc., a Los Angeles-based communications company. One of the first projects to be launched is the "500 Minute Prepaid Calling Card."

        The card provides fifteen cent per minute calls within the continental United States and additionally provides international service at unusually competitive rates. Marketing strategies are aimed at corporations, and businesses as well as public consumers. Advertising is through Internet ads, the Omnetrix web site, print media, and direct mail.

        City Pacific International, U.S.A., Inc. through its joint venture partner Omnetrix is also involved in traditional telecommunications services as a carrier of long distance service. In addition the Omnetrix joint venture provides carrier services: international termination, switch co-location, billing and customer service.

        On April 20, 1999, the company entered into a letter of intent to joint venture the purchase and development of residential healthcare facilities with Genesis Development in California and other states. Genesis will be providing in-depth planning and study for a highly innovative national program for the 21st century by creating well planned communities that provide the best services in healthcare, social, spiritual, and financial benefits at an affordable cost. The result of this cost-effective program will generate a substantial return on investment while still providing the best in senior care.

        The company engaged Atlantic Union Distribution Ltd. as an investment-banking consultant to access $20,000,000 from foreign sources under a limited partnership agreement to finance the Genesis project. Under this partnership agreement, the Company will act as the general partner and pledge its preferred stock as security for investors. The terms and conditions of this class of preferred stock have not yet been determined.

ITEM 7. FINANCIAL STATEMENTS


(To Be Filed Supplementally)

In May 1999, Gary Case, CPA, Brea, CA was retained to produce audited financial statements for the year ended April 30, 1999. Mr. Case resigned July 16, 1999 having determined that he was not technically able to perform the work. The firm of Cacciamatta Accountancy Corporation was promptly retained on July 23, 1999 to produce the required financial statements reports. Audited financial statements are currently being developed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On April 30, 1998 R. E. Bassie & Co., the Registrant's independent accountant for the Registrant's three most recent fiscal years, resigned. The Registrant's financial statements for the last three fiscal years (the years ending April 30, 1996, 1997 and 1998) prepared by R. E. Bassie & Co. contained no adverse opinion or disclaimer of opinion, or was qualified as to uncertainty, audit scope, or accounting principles.

        There were no disagreements within the last three fiscal years and subsequent periods with R. E. Bassie & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of R. E. Bassie & Co. would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

        Also on July 23, 1999, the Registrant engaged the accounting firm of Cacciamatta Accountancy Corporation as the independent public accountants to audit the Registrant's fiscal year ended April 30, 1999, as well as future financial statements, to replace the firm of R. E. Bassie & Co. This change in independent accountants was approved by the Board of Directors of the Registrant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

        The Directors and Officers of the Company as of the date of this report are as follows:

        NAME                           AGE       POSITION
        ----                           ---       --------
        Michael Roth                             President, Director

        Theodore A. Bohrer                       Vice President, Director

        Jean Oliver                              Secretary/Treasurer


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

        (b)     RESUMES

Set forth below is biographical information about each of the Company's executive officers, and a key employee of one of the Company's subsidiaries.

MICHAEL ROTH has served as President and Director of the Company since April 1999. He has also served as President and Director of E-Net Mortgage Corporation since March 1, 1998. He has had over 13 years experience in real estate lending and consumer finance including branch management positions with Standard Financial Services and TransAmerica, with experience in networking, underwriting, customer service and sales in FNMA and Freddie Mac Loans.

THEODORE A. BOHRER has served as Vice President and Director of the Company since April 1999. He has also served as Vice President and a Director of E-Net Mortgage Corporation since February 1, 1999. Mr. Bohrer's career in financial institutions and information services has spanned 25 years after serving as a Naval Lieutenant Commander. Before joining E-Net Mortgage as broker of record, his most recent position involved developing Net Fund, a mortgage company in San Jose. Positions in the financial community include banking experience as Vice President and broker of record of San Francisco Bancorp from 1980-83, Director for State Wide Thrift and Loan Association (F.D.I.C. approved) 1984-88; and founder and President of Concept 2001 from 1989-1997.

JEAN OLIVER has been Secretary/Treasurer and Controller of the Company and E-Net Mortgage Corporation since April, 1999. From February 1996 to March 1999 she served as Comptroller for Copp Materials, Inc., a rock crushing company. From October 1994 to January 1996 she served as Comptroller for Rar-Bro, Inc., a construction firm. From August 1993 through September 1994 she served as Comptroller for Pacific Print Works, a silk screen printing company.

E.G. MARCHI has been President, Secretary/Treasurer and sole Director of City Pacific International, U.S.A., Inc., a wholly owned subsidiary of the Company, since April 1999. From 1997 through 1998, in addition to his executive consulting business, Mr. Marchi served as Chief Executive Officer of a publicly held company, Alliance Biotechnology International, where he directed its activities towards its ultimate sale and merger. From 1994 through 1997, he was general partner of American Capital Growth, where he assisted in capitalization and starting an investment banking organization raising over 7 million dollars to finance emerging companies through IPO's. From 1983 through 1994 he subsequently established and operated a management consulting practice providing service to a variety of industries, including serving in short term full time positions as a top executive for a variety of clients, specializing in mergers, acquisitions, divestitures, and capital formation.

Mr. Marchi is a seasoned business executive whose early career has included positions as a corporate marketing executive with IBM from 1957 to 1969, and from 1969 to 1977 as vice-president of Marketing for Greyhound Corporation and vice-president and founder of the Government Services Division for Greyhound. From 1977 to 1980 served as President of Control Information, Inc., a manufacturing consulting company, where he successfully conducted and expanded this 30 member business, and ultimately sold this enterprise to a national consulting corporation. From 1980 to 1983 he was Vice President of South Pacific Industries, a plastic manufacturing company where he directed its growth, internally and through acquisitions, developing sales to over 12 million dollars annually.

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


ITEM 10. EXECUTIVE COMPENSATION.

REMUNERATION

        The following table reflects all forms of compensation for services to the Company for the fiscal year ended April 30, 1999 for the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                    Long Term Compensation
                                 -----------------------------
                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                 Under-             All
Name                             Annual   Restricted   lying             Other
and                              Compen-    Stock     Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)     SARs   Payouts   sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)      ($)
----------  ----  ------  -----  ------    --------   -------  -------   ------
Michael Roth
President & 1999   $  0    $  0   $  0       $  0        0        $  0    $  0
Director(1)

-------------------------

(1) Mr. Roth assumed his positions with the Company in April 1999 under the terms of the Share Exchange Agreement and Plan of Reorganization with E-Net Mortgage Corporation and City Pacific International, U.S.A., Inc. See "PART I, Item - Description of Business."

        The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended April 30, 1999.

        In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1999.

        The Company or its principal subsidiaries have executed the following employment agreements: (a) the Company has executed a one year employment agreement with Michael Roth effective August 1, 1999 to act as President of the Company and E-Net Mortgage Corporation at an annual salary of $78,000; Mr. Roth has also received options to acquire 100,000 shares of the common stock of the Company at $1.00 per share, which vest on the first anniversary date of his employment agreement; (b) the Company has executed a one year employment agreement with Theodore Bohrer effective August 1, 1999 to act as Vice President of the Company and E-Net Mortgage Corporation at an annual salary of $78,000; Mr. Bohrer has also received options to acquire 75,000 shares of the common stock of the Company at $1.00 per share, which vest on the first anniversary date of his employment agreement;(c) the Company has executed a one year employment agreement with Jean Oliver effective August 1, 1999 to act as Secretary/Treasurer and Comptroller of the Company at an annual salary of $71,500. Ms. Oliver has also received options to acquire 50,000 shares of the common stock of the Company at $1.00 per share, which vest on August 1, 2000; and (d) City Pacific International U.S.A., Inc has executed a one year employment agreement with E.G. Marchi effective August 1, 1999 to act as President of this subsidiary at an annual salary of $78,000; Mr. Marchi has also received options to acquire 100,000 shares of the common stock of the Company at $1.00 per share, which vest on the first anniversary date of his employment agreement.

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

                        NAME AND                  AMOUNT AND
                       ADDRESS OF                  NATURE OF
                       BENEFICIAL                 BENEFICIAL       PERCENT OF
TITLE OF CLASS            OWNER                     OWNER             CLASS
-----------------------------------------------------------------------------
Common              H-Group, LLC(1)                2,000,000          44.44%
                    3601 Empire Avenue
                    Burbank, CA  91505

Common              Jim Thuney                       791,600          17.59%
                    11017 NE Sherwood Dr.
                    Vancouver, WA  98686

Common              Joseph J. Thuney                 600,000          13.33%
                    11506 NE 33rd Ave.
                    Vancouver, WA  98686

Common              Michael Roth(1)(2)             2,000,000              -
                    2102 Business Center Dr.,
                    Suite 115E
                    Irvine, CA  92612


Common              E.G. Marchi(2)                   500,000          11.11%
                    2102 Business Center Dr.,
                    Suite 115E
                    Irvine, CA  92612

Common              Dovecote Ltd.                    405,600           9.01%
                    Watergardens 5, Suite 14
                               Gibralter

Common              Theodore A. Bohrer(2)                  0              -
                    2102 Business Center Drive,
                    Suite 115E
                    Irvine, CA  92612

Common              Jean Oliver(2)                         0              -
                    2102 Business Center Drive,
                    Suite 115E
                    Irvine, CA  92612

Common              All Officers and               2,500,000          55.55%
                    Directors as a
                    Group (4 persons)(3)
-----------------------------------------------------------------------------

        (1) Michael Roth is the beneficial owner of 100% of the equity interests in H-Group, LLC.

        (2)     Officer and/or director.

        (3) Includes E.G. Marchi who is President and Director of one of the Company's wholly owned subsidiaries, City Pacific International, U.S.A., Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The following related party transactions occurred during the past fiscal year and through the period ending July 31, 1999:

On March 1, 1999, Michael Roth, President of the Company, executed an equipment lease for office equipment and furniture with E-Net Mortgage Corporation for a term expiring February 28, 2004 and a monthly lease payment of $500.

On March 11, 1999 Michael Roth, President of the Company, loaned E-Net Mortgage Corporation $2,950 for a term of 90 days which term has been extended through September 11, 1999 10% interest. The balance due on the loan as of July 31, 1999 was $3,066.56.

Commencing on March 16, 1999 through July 31, 1999 a total of $70,550 in 20 advances was loaned by Market Ability, Incorporated, an Affiliate of E.G. Marchi, President of City Pacific International U.S.A., Inc. to City Pacific International U.S.A., Inc. for a term of 90 days, which term has been extended for an additional 90 days for all unpaid advances, at 10% interest. The balance due on the loans as of July 31, 1999 was $66,341.74.

On March 25, 1999 Lohr Group Limited, an Affiliate of Theodore Bohrer, Vice President of the Company, loaned E-Net Mortgage Corporation $3,500 for a term of 90 days, at 10% interest. The balance due on the loan as of July 31, 1999 was $0.

On March 31, 1999 City Pacific International U.S.A., Inc. sold $4,550 of communication equipment to the Company. The current balance due to City Pacific related to this sale, as of July 31, 1999 was $4,704.00.

On April 9, 1999, Lohr Group Limited, an Affiliate of Theodore Bohrer, Vice President of the Company, loaned E-Net Mortgage Corporation $5,000 for a term of 90 days, at 10% interest. The balance due on the loan as of July 31, 1999 was $0.

On April 17, 1999, Lohr Group Limited, an Affiliate of Theodore Bohrer, Vice President of the Company, loaned E-Net Mortgage Corporation $10,000 for a term of 90 days, at 10% interest. The balance due on the loan as of July 31, 1999 was $0.

Commencing on April 23 through April 30, 1999 a total of $6,500 in three advances was loaned by Lohr Group Limited, an Affiliate of Theodore Bohrer, Vice President of the Company, to City Pacific International U.S.A., Inc. for a term of 90 days, which term has been extended for an additional 90 days for all unpaid advances, at 10% interest. The balance due on the loans as of July 31, 1999 was $6,670.41.

On May 13, 1999, Lohr Group Limited, an Affiliate of Theodore Bohrer, Vice President of the Company, loaned the Company $15,000 for a term of 90 days, which term has been extended for an additional 90 days through November 13, 1999 at 10% interest. The balance due on the loan as of July 31, 1999 was $15,326.95.

Commencing on May 17, 1999 through July 28, 1999 a total of $22,500 in five advances was loaned by Market Ability, Incorporated, an Affiliate of E.G. Marchi, President of City Pacific International U.S.A., Inc. to the Company for a term of 90 days, which term will be extended for an additional 90 days for all unpaid advances, at 10% interest. The balance due on the loans as of July 31, 1999 was $14,664.92.

On May 21, 1999, Lohr Group Limited, an Affiliate of Theodore Bohrer, Vice President of the Company, loaned E-Net Mortgage Corporation $13,000 for a term of 90 days, at 10% interest. The balance due on the loan as of July 31, 1999 was $9,397.26.

On June 7, 1999 Foothill Equities Corporation, an Affiliate of Jim Thuney, a former director and current 5% shareholder, loaned the Company $3,000 for a term of 90 days at 10% interest.

On June 14, 1999, June 22, 1999 and June 28, 1999, respectively, Market Ability Incorporated, an Affiliate of E.G. Marchi, President of City Pacific International U.S.A., Inc. loaned E-Net Mortgage Corporation a total of $12,000 for a term of 90 days at 10% interest. The balance due on the loan as of July 31, 1999 was $12,135.07.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        2.0 Letter of Intent between the Company and Suarro Communications, Inc. as filed in the Exhibits to Form 8-K, on or about June 6, 1996.*

        2.1 Plan of Reorganization between the Company and Suarro Communications, Inc. as filed in the Company's Definitive Proxy Statement on or about August 16, 1996.*

        2.2 Rescission Agreement dated September 9, 1997 in the Company's Form 10- KSB filed on or about January 4, 1998.*

        2.3 Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and E-Net Mortgage Corporation.

        2.4 Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and City Pacific International, U.S.A, Inc.

        3.1 Certificate and Articles of Incorporation, as filed in the Exhibits to Form 10-SB, on or about September 1, 1994.*

        3.2 Bylaws, as filed in the Exhibits to Form 10-SB, on or about September 1, 1994.*

        3.3 Certificate of Amendment to Articles of Incorporation in the Company's Form 10-KSB filed on or about January 4, 1998.*

        3.4 Certificate of Amendment to Articles of Incorporation in as filed with the Nevada Secretary of State on or about February 19, 1999.

        3.5 Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 12, 1999.

        10.1 Joint Venture Agreement between City Pacific International U.S.A., Inc. and Omnetrix International, Inc. dated February 25, 1999.

        10.2 Limited Partnership Agreement between the Company and Genesis Residential Healthcare, Inc. dated July 1, 1999.

        10.3 Employment Agreement between the Company and Michael Roth, dated March 1, 1999.

        10.4 Employment Agreement between the Company and Theodore A. Bohrer dated March 1, 1999.

        10.5 Employment Agreement between the Company and Jean Oliver dated March 22, 1999.

        10.6 Employment Agreement between City Pacific International U.S.A., Inc. and E.G. Marchi dated March 1, 1999.

        16.1 Letter from Kish, Leake & Associates, P.C., resigning as independent accountant for the Company in Company's Form 8-K filed on or about August 28, 1996.*

        21.1    Subsidiaries of E-Net Financial Corporation.

        23.1    Consent of Cacciamatta Accountancy Corporation.**

        27      Financial Data Schedule Year Ended April 30, 1999.**

        ----------------
         * Previously filed.
        ** To be filed by amendment.

(b)     Reports on Form 8-K

        The Company did not file a report on Form 8-K dated March 5, 1999.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.

                                      E-NET FINANCIAL CORPORATION
                                f/k/a E-NET CORPORATION and SUARRO
                                      COMMUNICATIONS, INC.
                                      (Registrant)


                                By: /s/ Michael Roth
                                    --------------------------------------------
                                        Michael Roth, President

        In accordance with the Exchange Act, this amendment to its report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 13, 1999.

/s/ Michael Roth
---------------------------------
Michael Roth, Director

/s/ Theodore A. Bohrer
---------------------------------
Theodore A. Bohrer, Director