Form 10QSB
period 1999-07-31
E NET FINANCIAL CORP
filed 1999-09-20
CIK 926844

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934
                        For Quarter Ended: July 31, 1999
                         Commission File Number: 0-24590


                           E-NET FINANCIAL CORPORATION
                            (f/k/a E-NET CORPORATION)
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1273503
                        (IRS Employer Identification No.)

                             2102 Business Cent. Dr.
                                   Irvine, CA
                    (Address of principal executive offices)

                                      92612
                                   (Zip Code)

                                 (949) 253-4633
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [ ]   No  [X].

The number of shares of the registrant's only class of common stock issued and outstanding, as of JULY 31, 1999 was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.


                 E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                          July 31         April 30
                                                           1999             1999
                                                        ---------        ---------

ASSETS

CURRENT ASSETS

  Cash and equivalents                                  $   2,774        $   4,282
  Accounts receivable                                       1,464                0
  Note receivable                                          92,825           87,500
  Other current assets                                     21,821           14,418
                                                        ---------        ---------

     TOTAL CURRENT ASSETS                                 118,884          106,200

EQUIPMENT, net                                             38,757           40,030

INVESTMENT IN MARKETABLE EQUITY SECURITIES                175,000          175,000

OTHER ASSETS                                               74,270           18,800
                                                        ---------        ---------

                                                        $ 406,911        $ 340,030
                                                        =========        =========
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current portion of deferred revenue                   $  87,500        $  87,500
  Notes payable                                           178,663           38,606
  Accounts payable and accrued expenses                   120,023           56,754
  Income tax liability                                     17,700           17,700
                                                        ---------        ---------
     TOTAL CURRENT LIABILITIES                            403,886          200,560

DEFERRED REVENUE                                           34,376           80,208
                                                        ---------        ---------
     TOTAL LIABILITIES                                    438,262          280,768
                                                        ---------        ---------
SHAREHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized,
     no par value, none issued and outstanding
  Common stock, 20,000,000 shares authorized,
     $.001 par value, 4,500,000 shares issued and
     outstanding                                            4,500            4,500
  Additional paid-in capital                               45,175           45,175
  Retained earnings                                       (81,026)           9,587
                                                        ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                           (31,351)          59,262
                                                        ---------        ---------
                                                        $ 406,911        $ 340,030
                                                        =========        =========

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended
                                                            July 31,
                                                ------------------------------
                                                    1999              1998
REVENUES
  Consulting fee revenue                        $    11,459        $    11,459
  Other revenue                                       3,092                  0
                                                -----------        -----------
     TOTAL REVENUES                                  14,551             11,459

OPERATING EXPENSES
  General and administrative                        111,994                  0
                                                -----------        -----------
     TOTAL OPERATING EXPENSES                       111,994                  0
                                                -----------        -----------
INCOME (LOSS) FROM OPERATIONS                       (97,443)            11,459

OTHER INCOME (EXPENSE)
  Interest expense                                   (2,695)                 0
  Interest income                                     9,525                  0
                                                -----------        -----------
     TOTAL OTHER INCOME (EXPENSE)                     6,830                  0

INCOME (LOSS) BEFORE INCOME TAXES                   (90,613)            11,459
  Income Taxes                                            0              4,000
                                                -----------        -----------
NET INCOME (LOSS)                               $   (90,613)       $     7,459
                                                ===========        ===========
BASIC AND DILUTED NET LOSS PER SHARE            $      0.00        $      0.00


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                    2,417,808          2,417,808
                                                ===========        ===========

                 Consolidated Statements of Shareholders' Deficit
               From inception (November 20, 1996) to July 31, 1999

                                                          Preferred Stock                       Common Stock
                                                   -------------------------------  -------------------------------------
                                                                     Amount                               Amount
                                                              --------------------               ------------------------
                                                     Number      Per                  Number        Per
                                                   of Shares    Share      Total     of Shares     Share          Total
                                                   ---------  ---------  ---------  ----------   ---------      ---------
Initial capitalization, as restated (1)                  -    $     -    $     -     2,000,000    $  .001       $   2,000
Net loss for 1997                                        -          -          -           -          -               -
                                                   =========             =========   =========                  =========
 Balance, April 30, 1997                                 -          -          -     2,000,000                      2,000
Unrealized losses on available for sale securities       -          -          -           -          -               -
Net loss for 1998                                        -          -          -           -          -               -
                                                   =========             =========   =========                  =========
 Balance, April 30, 1998                                 -          -          -     2,000,000                      2,000
Unrealized losses on available for sale securities       -          -          -           -          -               -
Contributed capital                                      -          -          -           -          -               -
E-net reorganization                                     -          -          -     2,500,000       .023           2,500
Net loss for 1999                                        -          -          -           -          -               -
                                                   ---------             ---------   ---------                  ---------
 Balance, July 31, 1999                                  -          -          -     4,500,000        -         $   4,500
                                                   =========             =========   =========                  =========



                                                                                                      Accumulated
                                                    Additional      Additional      Unrealized          Deficit
                                                      Paid-in         Paid-in        losses on        During the          Net
                                                     Capital-        Capital-      Available for      Development     Shareholders'
                                                      Common         Preferred    Sale Securities        Stage           Deficit
                                                    ----------       ---------    ---------------     -----------     -------------
Initial capitalization, as restated (1)              $     -         $     -          $     -                           $   2,000
Net loss for 1997                                          -               -                -             (2,000)          (2,000)
                                                     =========       =========        =========        =========        =========
 Balance, April 30, 1997                                   -               -                -             (2,000)             -
Unrealized losses on available for sale securities         -               -          $ (46,860)             -            (46,860)
Net loss for 1998                                          -               -                -            (98,542)         (98,542)
                                                     =========       =========        =========        =========        =========
 Balance, April 30, 1998                                   -               -            (46,860)        (100,542)        (145,402)
Unrealized losses on available for sale securities         -               -          $ (78,140)             -            (78,140)
Contributed capital                                     10,000             -                -                -             10,000
E-net reorganization                                    35,175             -                -                -             37,675
Net loss for 1999                                          -               -                -             (3,005)          (3,005)
                                                     ---------       ---------        ---------        ---------        ---------
 Balance, July 31, 1999                              $  45,175       $     -          $(125,000)       $(103,547)       $(178,872)
                                                     =========       =========        =========        =========        =========


(1) Share capital and additional paid in capital have been retroactively restated to give effect to the E-net reorganization.

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three months ended
                                                              July 31,
                                                     --------------------------
                                                        1999             1998
                                                     ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    (90,613)       $   7,459
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
  (Increase) in accounts receivable                     (1,462)
  (Increase) in accrued receivables                    (11,781)
  Decrease in notes receivable                          94,675
  (Increase) in deferred tax asset                      (6,075)
  (Increase) in deposits                                (5,190)
  (Increase) in prepaid expenses                        (4,850)
  Depreciation                                           3,268
  (Increase) in other assets                               (70)
  Increase in accounts payable                           4,963
  Increase in accrued expenses                         109,685
  (Decrease) in deferred revenue                       (87,500)
  Investment received as payment on consulting
     agreement                                        (114,389)          (7,459)
                                                     ---------        ---------

  Net cash used by operating activities               (109,339)               0
                                                     ---------        ---------
Cash flows from investing activities:
  Purchases of equipment                               (42,025)
  Joint venture investments                            (74,200)
                                                     ---------        ---------
  Net cash used by investing activities               (116,225)               0
                                                     ---------        ---------
Cash flows from financing activities:
  Proceeds from borrowings on short-term loans         178,663
  Proceeds from issuance of common stock                 4,500
  Proceeds received from stockholders                   45,175
                                                     ---------        ---------
  Net cash provided by financing activities            228,338                0
                                                     ---------        ---------
Net increase in cash                                     2,774                0

Cash, beginning of period                                    0                0
                                                     ---------        ---------
Cash, end of period                                  $   2,774        $       0
                                                     =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

PLAN OF OPERATIONS

The Company's business plan provides for the Company to develop and deliver through the internet and through other means, mortgage loan brokerage services and telecommunications (voice and data) services and other related services. The Company does this through developing, acquiring and joint venturing with appropriate organizations and businesses.

Activities of E-Net Mortgage Corp.

The Company's wholly owned subsidiary, E-NET MORTGAGE CORP, provides Mortgage loan brokerage services. E-NET MORTGAGE CORP. conducts business on the Internet and through conventional methods. It has at present three offices: San Jose, Costa Mesa and Las Vegas. These offices are in the process of being staffed. Revenue has begun in the San Jose office. Revenue has not yet been generated in the Las Vegas or Costa Mesa offices.

E-NET MORTGAGE CORP has established a web site on the internet. At present it is informational only. It is the Company's intention to make the site interactive: potential clients will be able to complete applications on line, and will be able to check progress of their loan applications through the Web Site.

Six additional satellite office facilities are planned during the remainder of this year.

As a retail mortgage broker, E-Net Mortgage has developed relationships with many of the key mortgage lenders in the State of California. This subsidiary is in the process of putting similar relationships in place nationwide. With these relationships in place the Company will be able to offer a wide range of mortgage loan products and services.

Activities of City Pacific International, U.S.A., Inc.

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

Activities of the Parent Company

On July 1, 1999, the company entered into a joint venture with Genesis Residential Healthcare Inc. for the purpose of developing residential healthcare facilities under a limited partnership. Genesis will be providing in-depth planning and study for a highly innovative national program for the 21st century by creating well planned communities that provide the best services in healthcare, social, spiritual, and financial benefits at an affordable cost. The result of this cost-effective program will generate a substantial return on investment while still providing the best in senior care.

The company engaged Atlantic Union Distribution Ltd. as an investment-banking consultant to access $20,000,000 from foreign sources under an investment banking agreement. The purpose of this agreement is to finance the Genesis project. Funds will go to the Limited Partnership.

Under this partnership agreement, the Company will act as the general partner and pledge its preferred stock as security for investors. The terms and conditions of this class of preferred stock have not yet been determined.

Effective July 1, 1999 D. Weckstein & Co., Inc. was retained to raise funds through public or private offerings, of debt or equity securities. Under terms of this agreement D. Weckstein & Co., Inc. will also seek merger and acquisition candidates and serve as a financial consultant to The Company. The project is currently in the developmental stage; operations have not yet started.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         EX-27   Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              e-Net Financial Corporation.
                              (Registrant)

                              Dated:  September 20, 1999



                              By: /s/Michael Roth
                                   Michael Roth
                                   President
                           e-Net Financial Corporation

                Exhibit Index to Quarterly Report on Form 10-QSB
                       For the Quarter Ended July 31, 1999


EXHIBITS                                                             Page No.

   EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . .11