Form 10KSB40/A
period 1999-04-30
E NET FINANCIAL CORP
filed 1999-09-22
CIK 926844

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes [ ] No [x]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Issuer's revenues for its most recent fiscal year: $138,111
State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 4, 1999: $10,000,000.

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of August 4, 1999, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

            This Form 10-KSB consists of 38 Pages excluding exhibits.
                       Exhibit Index is Located at Page 37

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                           E-NET FINANCIAL CORPORATION


                                                              PAGE
Facing Page
Index

                                     PART I


Item 1.   Description of Business.........................       4
Item 2.   Description of Property.........................      11
Item 3.   Legal Proceedings...............................      11
Item 4.   Submission of Matters to a Vote of
               Security Holders...........................      11

                                     PART II

Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters...........       11
Item 6.   Management's Discussion and Analysis
               or plan of Operations......................      12
Item 7.   Financial Statements............................      15
Item 8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure        30

                                    PART III

Item 9.   Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act..........      31
Item 10.  Executive Compensation..........................      33
Item 11.  Security Ownership of Certain Beneficial
               Owners and Management......................      34
Item 12.  Certain Relationships and Related
               Transactions...............................      36

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K...............       37

SIGNATURES................................................      38

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

         Effective March 1, 1999 the Company acquired E-Net Mortgage Corporation, a Nevada Corporation, and City Pacific International, U.S.A., Inc., a Nevada corporation, in exchange for 2,500,000 restricted shares of common stock of the Company (allocated 2 million shares for the mortgage company and 500,000 shares for City Pacific). Pursuant to the Share Exchange Agreement and Plan of Reorganization dated March 1, 1999, the Company issued these shares in exchange for all of the issued and outstanding shares of both entities. E-Net Mortgage Corporation and City Pacific International, U.S.A., Inc., will be operated as wholly owned subsidiaries of the Company. E-Net Mortgage will operate from the Company's offices at 2102 Business Center Dr., Suite 115E, Irvine, California and branch offices in Costa Mesa, San Jose and Las Vegas and City Pacific will operate from the Company's offices located at 1061 East Flamingo Road, Suite 3, Las Vegas, Nevada.

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

         Through E-Net Mortgage Corporation, which is licensed with the California Department of Real Estate, this subsidiary will offer residential mortgages for both owner occupied properties as well as residential income properties. The services to be offered will include a paperless on-line system over the internet allowing an immediate direct relationship between the point of sale, customer, and the investor community.

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

RECENT ACTIVITIES OF THE COMPANY

         Activities of the Parent Company

         The Company announced in June 1999 that it had executed a joint venture agreement with Genesis Residential Healthcare, Inc. to develop a mixed use residential/health care project. The project integrates residential developments and senior healthcare facilities onto campuses that are tied together with cutting edge communication technology. The result is senior residential living areas that deliver various levels of assisted care. This model makes it possible to shift available resources from administrative overhead to client oriented benefits. Genesis has been in the development and construction business for over thirty years with its principal focus on healthcare facilities. The project is currently in the developmental stage; operations have not yet started.

         Activities of E-Net Mortgage Corporation

         This subsidiary has opened branch offices in San Jose, Las Vegas and Costa Mesa in May, June and August 1999, respectively. The offices are part of a planned series of efficient, high technology facilities based on a dynamically improved business model in the real estate financing industry. The model implements the use of modern website and network technologies and procedures to speed up the loan process, reduce costs and increase client satisfaction. Six additional satellite office facilities are planned during the remainder of this year. Each satellite office will be strategically located near its client base in order to maintain that personal service touch so vital in a people-oriented industry.

         Activities of City Pacific International, U.S.A., Inc.

         On February 25, 1999 this subsidiary executed a joint venture contract with Omnetrix International Inc., a Los Angeles-based communications company. One of the first projects to be launched is the "500 Minute Prepaid Calling Card." This card will provide for fifteen cents per minute calls within the continental United States and additionally an international service at unusually competitive rates. Marketing strategies are aimed at corporations, businesses as well as public consumers, attracted through the Internet ads, the Omnetrix web site, print media, and direct mail.

BUSINESS STRATEGY OF E-NET MORTGAGE CORPORATION

         Business Concept

         E-Net Mortgage's core strategy is a new management model for the mortgage industry. A team of two specialists will staff each office. The first is the Loan Officer. The Loan Officer is the licensee and is ultimately responsible for the loan process. The second team member is the marketer. It is the responsibility of this individual to get the deals. Other functions will be handled by outside consultants.

         It is projected that the team will close an average of one loan per day. Each loan will be originated, processed and closed within ten business days. Achieving this rate will reduce production costs to approximately 50% of the industry standard. This efficiency will be achieved through the specialization just described. Each office will be semi-autonomous. But, it will be electronically linked to corporate management on a virtual private network.

         Local offices will be organized in "Stars." Each office will be a satellite of a Star. Each Star will be a cluster of five satellites. Stars will be placed strategically, nationwide, in areas of high property value. This will assure a high average loan amount. Continuing the metaphor, E-Net will be a nationwide galaxy of semi-autonomous but uniformly run mortgage offices.

         E-Net will establish its first satellite office in the heart of the Silicon Valley at the San Jose International Jet Center. The Silicon Valley was selected as the first unit because of the favorable demographics and because of the availability of qualified personnel. The San Jose International Jet Center compliments the image presented by E-Net's new business model. About the time that the fourth and fifth satellites are coming on line in the Silicon Valley Star, E-Net will begin deploying additional Stars in Orange County, Los Angeles, Las Vegas, Austin, San Diego, Honolulu and similar locations. As of the date of this report, offices have been set up and are being staffed in Orange County and Las Vegas in addition to the San Jose facility.

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

         Target Markets

         E-Net Mortgage is mainly in the residential mortgage business, providing residential mortgages at the retail level. At the present time, the retail business is providing 100% of current revenue. The wholesale business is under development. E-Net Mortgage's current target market is direct consumers. Currently, E-Net Mortgage is hiring and training personnel who will service this customer base. This direct relationship enables E-Net Mortgage to establish point-of-sale opportunities to originate and process mortgage loans.

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

GOING CONCERN; LIMITED OPERATING HISTORY AND REVENUES AND MINIMAL ASSETS

         The Company's financial statements accompanying this report have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company has had limited operating history. It has had no revenues from operations prior to the acquisition of its E-Net Mortgage and City Pacific International subsidiaries on March 1, 1999. In addition, the Company had no significant assets or financial resources prior to these acquisitions.

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

The Company's operations in its City Pacific International subsidiary are not believed to have any material Year 2000 concerns as the telecommunications equipment utilized by this subsidiary have been deemed Y2K compliant by the manufacturers.

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

         (b) Holders. There are nine (9) holders of the Company's Common Stock, not including those persons or entities who hold their securities in "street name" as of April 30, 1999. There are eighteen (18) holders of the Company's Common Stock, not including those persons or entities who hold their securities in "street name" as of August 31, 1999. There are presently outstanding 4,500,000 shares of Common Stock of the 20,000,000 shares authorized.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         Revenues are projected to be derived from fees earned by e-Net Mortgage based on real estate loans brokered, and from City Pacific's joint venture with Omnetrix. Until these revenues provide sufficient cash flow to cover operations, the company will continue to rely upon such loans while seeking private placement of its securities. Plans are also being developed for a possible public offering of common stock.

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

         The prototypical office consists of a two-person crew and incorporates the latest in technology, software and processes. The crewmembers are independent contractors and remunerated on a percentage basis per funded loan. E-Net Mortgage also has customized procedural relationships with strategic partners that provide loan processing, credit, title, escrow and funding services. As strategic partners, e-Net does not incur any overhead expenses normally associated with these services; the costs are paid for on a transactional basis. The Silicon Valley satellite office represents a successful beta test for an improved business model in the industry. Compared to industry standard, e-Net's model offers lower operating costs, higher production levels, and enhanced profitability.

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

         The card provides fifteen cents per minute calls within the continental United States and additionally provides international service at unusually competitive rates. Marketing strategies are aimed at corporations, and businesses as well as public consumers. Advertising is through Internet ads, the Omnetrix web site, print media, and direct mail.

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

         On May 26, 1999 the company engaged Atlantic Union Distribution Ltd. as an investment-banking consultant to access $20,000,000 from foreign sources under an investment banking agreement. The purpose of this agreement is to finance the Genesis project. Funds will go to the Limited Partnership.

         Under this partnership agreement, the Company will act as the general partner and pledge its preferred stock as security for investors. The terms and conditions of this class of preferred stock have not yet been determined.

         Effective July 1, 1999, D. Weckstein & Co., Inc. was retained to raise funds through public or private offerings, of debt or equity securities. This agreement was executed on June 22, 1999. Under terms of this agreement D. Weckstein & Co., Inc. will also seek merger and acquisition candidates and serve as a financial consultant to The Company.

ITEM 7. FINANCIAL STATEMENTS

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 April 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
E-net Financial Corporation

We have audited the accompanying consolidated balance sheet of E-NET FINANCIAL CORPORATION and subsidiaries (a development stage company) (the "Company") as of April 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended April 30, 1999 and for the period from inception (November 20, 1996) to April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-NET FINANCIAL CORPORATION and subsidiaries as of April 30, 1999, and the results of their consolidated operations and cash flows for each of the two years in the period ended April 30, 1999 and for the period from inception (November 20, 1996) to April 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has very limited operations, remains in the development stage, and does not have sufficient cash to cover operating needs. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
September 1, 1999

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet

                                                                         APRIL 30, 1999
                                                                         --------------
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                     $  4,282
   Note receivable                                                            87,500
   Other current assets                                                       14,418
                                                                            --------
      TOTAL CURRENT ASSETS                                                   106,200

MARKETABLE EQUITY SECURITIES HELD FOR SALE                                   162,500
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $1,995                          40,030
INVESTMENT IN JOINT VENTURE                                                   18,800
                                                                            --------
                                                                            $327,530
                                                                            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of deferred revenue                                      $ 83,300
   Notes payable to officers                                                  38,606
   Accrued expenses                                                           56,754
   Income tax liability                                                       17,700
                                                                            --------
      TOTAL CURRENT LIABILITIES                                              196,360

DEFERRED REVENUE                                                              75,458
                                                                            --------
      TOTAL LIABILITIES                                                      271,818
                                                                            --------

COMMITMENTS AND CONTINGENCIES                                                     --

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued and outstanding                                                 --
   Common stock, $.001 par value, 20,000,000 shares authorized,
      4,500,000 shares issued and outstanding                                  4,500
   Additional paid-in capital                                                 45,175
   Retained earnings                                                           6,037
                                                                            --------
      TOTAL SHAREHOLDERS' EQUITY                                              55,712
                                                                            --------
                                                                            $327,530
                                                                            ========


         The accompanying notes are an integral part of these financial statements.

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations


                                                                                      CUMULATIVE
                                                      YEAR ENDED APRIL 30,          FROM INCEPTION
                                               --------------------------------   (NOVEMBER 20, 1996)
                                                    1999            1998           TO APRIL 30, 1999
                                               --------------- -----------------  ------------------
Consulting fee revenue                           $    83,911         $     6,942        $    90,853
General and administrative                            77,091                  --             79,091
                                                 -----------         -----------        -----------
OPERATING INCOME                                       6,820               6,942             11,762
                                                 -----------         -----------        -----------
OTHER INCOME (EXPENSE):
  Interest expense                                      (192)                 --               (192)
  Interest income                                     11,167                  --             11,167
                                                 -----------         -----------        -----------
INCOME BEFORE PROVISION FOR INCOME TAXES              17,795               6,942             22,737
Provision for income taxes                            15,000               1,700             16,700
                                                 -----------         -----------        -----------
NET INCOME                                       $     2,795         $     5,242        $     6,037
                                                 ===========         ===========        ===========
BASIC AND DILUTED NET INCOME PER SHARE           $      0.00         $      0.00
                                                 ===========         ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     2,417,808           2,000,000
                                                 ===========         ===========

         The accompanying notes are an integral part of these financial statements.

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              Consolidated Statements of Shareholders' Equity From
                 inception (November 20, 1996) to April 30, 1999


                                          COMMON STOCK(1)
                            ----------------------------------------                    RETAINED
                                                     AMOUNT                             EARNINGS
                                           -------------------------      ADDITIONAL    DURING THE          TOTAL
                              NUMBER          PER                          PAID-IN      DEVELOPMENT      SHAREHOLDERS'
                            OF SHARES        SHARE           TOTAL         CAPITAL         STAGE            EQUITY
                            ---------      ---------       ---------      ---------     -----------      ------------
Initial capitalization      2,000,000      $   0.001       $   2,000      $      --      $      --         $   2,000
Net loss for 1997                  --             --              --             --         (2,000)           (2,000)
                            ---------                      ---------      ---------     -----------      ------------
 BALANCE, APRIL 30, 1997    2,000,000                          2,000             --         (2,000)               --
Net income for 1998                --             --              --             --          5,242             5,242
                            ---------                      ---------      ---------     -----------      ------------
 BALANCE, APRIL 30, 1998    2,000,000                          2,000             --          3,242             5,242
                                   --             --              --                            --                --
Contributed capital                --             --              --         10,000             --            10,000
E-net reorganization        2,500,000          0.023           2,500         35,175             --            37,675
Net income for 1999                --             --              --             --          2,795             2,795
                            ---------                      ---------      ---------     -----------      ------------
 BALANCE, APRIL 30, 1999    4,500,000             --       $   4,500      $  45,175      $   6,037         $  55,712
                            =========                      =========      =========      =========       ===========


(1) Common stock and additional paid in capital have been retroactively restated to give effect to the E-net reorganization. (see Note 1 to the consolidated financial statements.)


         The accompanying notes are an integral part of these financial statements.

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Cash Flows



                                                                                         CUMULATIVE
                                                          YEAR ENDED APRIL 30,          FROM INCEPTION
                                                      ---------------------------     (NOVEMBER 20, 1996)
                                                         1999             1998         TO APRIL 30, 1999
                                                      ---------         ---------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   2,795         $   5,242         $   6,037
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation and amortization                         1,995                --             1,995
    Increase (decrease) in deferred revenue             (84,300)          243,058           158,758
    Increase in other assets                            (33,218)               --           (33,218)
    Increase in accrued expenses                         56,754                --            56,754
    Increase in income tax liability                     16,000             1,700            17,700
    Marketable equity securities received as
      payment on consulting agreement                        --          (250,000)         (250,000)
                                                      ---------         ---------         ---------
    Net cash used by operating activities               (39,974)               --           (41,974)
                                                      ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                 (4,550)               --            (4,550)
                                                      ---------         ---------         ---------
    Net cash used by investing activities                (4,550)               --            (4,550)
                                                      ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     --                --             2,000
  Proceeds from notes payable to officers                44,606                --            44,606
  Payments on notes payable to officers                  (6,000)               --            (6,000)
  Contributed capital                                    10,200                --            10,200
                                                      ---------         ---------         ---------
    Net cash provided by financing activities            48,806                --            50,806
                                                      ---------         ---------         ---------
Net increase in cash                                      4,282                --             4,282

CASH, BEGINNING OF PERIOD                                    --                --                --
                                                      ---------         ---------         ---------
CASH, END OF PERIOD                                   $   4,282         $      --         $   4,282
                                                      =========         =========         =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for equipment              $  37,475         $      --         $  37,475
  Sale of marketable equity securities in exchange
     for note receivable                              $  87,500         $      --         $  87,500


         The accompanying notes are an integral part of these financial statements.

                                 April 30, 1999

1. REORGANIZATION

         E-net Financial Corporation ("E-net"), a Nevada corporation, was incorporated on August 18, 1988 under the name of Solutions, Inc.; subsequently it changed its name to Suarro Communications, Inc. on August 16, 1996, to E-net Corporation on February 12, 1999, and to E-net Financial Corporation on April 6, 1999. From inception, E-net has been essentially inactive with no significant operations.

         On March 1, 1999, E-net, E-net Mortgage Corporation ("E-net Mortgage") and City Pacific International, Inc. ("City Pacific") agreed to merge under a Plan of Reorganization whereby E-net issued 2,000,000 and 500,000 shares of its common stock in exchange for all of the outstanding common shares of E-net Mortgage and City Pacific, respectively. E-net retained its 2,000,000 million shares of common stock, its officers and directors resigned their positions, and the sole principal of E-net Mortgage assumed control of these three entities (collectively "the Company"). Accordingly, E-net Mortgage was deemed the accounting acquiror of E-net in this reverse merger. The acquisition of City Pacific, whose assets, liabilities and operations were immaterial, was accounted for as a purchase.

         E-net Mortgage, a Nevada corporation, formally known as the Hospitality Group, Inc., was formed on November 20, 1996 to engage in the business of providing mortgage products and services on both the retail and wholesale basis.

         City Pacific, a Nevada corporation, was formed on July 10, 1997 to provide telecommunications products and services for commercial and residential customers and clientele, directly or through joint ventures with strategic partners.

         The Company is classified as a development stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of E-net and its wholly owned subsidiaries E-net Mortgage and City Pacific. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and equivalents

         The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

         Equipment

         Depreciation expense is provided over the estimated useful life of 5 years using the straight-line method.

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Income taxes

         The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with SFAS 109.

         Revenue recognition

         Consulting fee revenue is recognized when the service is performed.

         Basic and diluted net loss per share

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

3. NOTE RECEIVABLE

         In 1998 the Company sold 100,000 shares of its marketable equity securities for a $87,500 demand note bearing an interest rate of ten percent. The fair value of this note receivable approximates its carrying value based on interest rates available to the Company.

4. MARKETABLE EQUITY SECURITIES HELD FOR SALE

         In April 1998, E-net Mortgage entered into a contract to provide consulting services for a three year period to an unrelated company in exchange for 300,000 shares of that company's Bulletin Board common stock. These shares vest 100,000 after 90 days and the balance of 200,000 shares on a pro rata basis over the life of the contract commencing at the beginning of year two. The indicative trading price of this stock in April 1998 of $1.375 per share was discounted to $0.833 to reflect such trading restriction. The unearned portion of this contract is recorded as deferred revenue.

5. NOTES PAYABLE TO OFFICERS

         Certain officers and their affiliates have loaned funds to the Company for various cashflow requirements. All these advances are reflected in unsecured notes payable issued in March and April 1999, due in 90 days, bearing an interest rate of 10 percent. On August 6, 1999 all the original notes were consolidated with subsequent notes payable on new terms. (See note 11). The fair value of these notes payable approximates carrying value based on interest rates available to the Company.

6. BASIC AND DILUTED EARNINGS PER SHARE

                                                             1999              1998
                                                          ----------        ----------
BASIC AND DILUTED EARNINGS PER SHARE:
  Numerator
      Net income                                          $    2,795        $    5,242
                                                          ----------        ----------
  Denominator
      Basic and diluted weighted average number of
      common shares outstanding during the period          2,417,808         2,000,000
                                                          ----------        ----------
Basic and diluted earnings per share                      $     0.00        $     0.00
                                                          ==========        ==========

7. REPORTABLE SEGMENTS

         The company has two segments analyzed by the chief operating officer. The first segment provides mortgage services and the second segment provides telecommunications services. For fiscal 1999, the only revenue was derived from consulting services rendered to a mortgage company. Prior to fiscal 1999, the Company had only the mortgage services segment.

         The following table provides financial information on (1) the mortgage services segment and (2) the telecommunications services segment.


                                                                                        SEGMENT
                                                                                ------------------------
                                                                                    1              2          TOTALS
                                                                                ---------      ---------    ---------
External Revenue                                                                $  83,911      $      --    $  83,911
Intersegment revenue                                                            $      --      $      --    $      --
Profit (loss) before income taxes                                               $  43,911      $ (15,651)   $  28,260
Assets                                                                          $ 264,575      $  59,787    $ 324,362



Following is a reconciliation of profits of operating segments to income before income taxes for the year ended April 30, 1999:

                Total for reportable segments                                                               $  28,260
                Intersegment profit                                                                         $      --
                Corporate expenses                                                                          $ (10,465)
                                                                                                            ---------
                              Income before income taxes                                                    $  17,795
                                                                                                            =========


Following is a reconciliation of the assets of the operating segments to total assets for the Company for the year ended April 30, 1999:

                Total for reportable segments                                                               $ 324,362
                Corporate                                                                                   $   3,168
                                                                                                            ---------
                              Total assets                                                                  $ 327,530
                                                                                                            =========

8. COMMITMENTS

Leases

         The Company leases office furniture and equipment from its President for a term of 60 months at $500 per month. This provides for an annual lease commitment of $6,000 for each year ending April 30, 2000, 2001, 2002 and 2003 and $5,000 for the year ending April 30, 2004. At the end of the lease there is an option to renew the lease based on agreement of both parties.

         The Company leases its corporate office space on a month-to-month basis at $1,195 per month.

         Actual rent expense was $2,622 in 1999 and $0 for 1998.

         Joint Venture Agreement

         On February 25, 1999 City Pacific entered into a joint venture agreement with Omnetrix International Inc. to conduct business under the name "eNet.com JV Partners". The joint venture operations will be promoting the marketing of retail telecommunications services, creating co-location business for telco carriers and internet service providers and acquiring resources required to build a global network of telecom connectivity. The term of the joint venture is five years. All net profits will be shared equally between the joint venture partners. City Pacific's contribution will be to fund costs of printing and web marketing, co-location lease and equipment costs and provide additional funding and guarantees required for operations. As of year-end and September 1, 1999 the Company had invested $18,800 and $82,000, respectively, in this joint venture. As of September 1, 1999 the joint venture had not generated any revenues.

         Employment agreements

         In March 1999, the Company entered into employment agreements with five of its key employees. The agreements are for a term of one year, provide for annual base salaries ranging from $52,000 to $78,000, and are renewable automatically each year unless terminated by either party with a 30 day written notice. There is a guaranteed severance pay of $5,000 if the Company elects to terminate the agreement and there is a death benefit of $10,000 for each employee. Also offered in these agreements, were 375,000 options to purchase Company shares of common stock at an exercise price of $1.50 per share, granted July 6, 1999, vesting after one year from the original date of each employment agreement and exercisable for the following five years. Each quarter the employees also have the option, effective August 1, 1999, to defer one-third of their total quarterly salaries and convert each dollar deferred to one share of common stock by giving seven days written notice following the close of each quarter.

9. INCOME TAXES

         The components of the provision for the income taxes consist of the following as of April 30:

         The reconciliation of income tax expense computed at the U.S. Federal statutory rate to income tax expense is as follows:


                   1999           1998
                 -------        -------
Current:

  Federal        $12,600        $ 1,100
  State            2,400            600
                 -------        -------
                  15,000          1,700
                 -------        -------
Deferred:
  Federal             --             --
  State               --             --
                 -------        -------
                      --             --
                 -------        -------
                 $15,000        $ 1,700
                 =======        =======

                                                   1999           1998
                                                 -------        -------
Tax at U.S. Federal statutory rates              $ 2,700        $ 1,100
State income taxes, net of federal effect          1,400            600
Accrued salaries                                  10,900             --
                                                 -------        -------
                                                 $15,000        $ 1,700
                                                 =======        =======




         The deferred tax asset for the year ended April 30, 1999 was $10,900 for accrued salaries. This deferred tax asset had a valuation allowance applied to it in the same amount. There were no significant deferred tax liabilities as of April 30, 1999.

         There were no significant deferred tax assets or liabilities as of April 30, 1998.

         As of September 1, 1999 there were no federal or state tax returns filed for E-net or its subsidiaries for the current year or any prior years. Management does not expect the Company's tax liability to be material.

10. GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is still in the development stage, does not have sufficient cash to cover its current operating needs and is continuing to borrow funds from officers and other related parties to meet its cash requirements. There is no assurance that the Company's borrowing ability with the officers and related parties will continue to be able to fund the Company's operations.

         Management plans to become an operating entity by continuing their efforts to develop and market the Company's mortgage and telecommunications products and services businesses and to continue to focus on joint ventures and mergers. In addition, the Company plans to raise additional funds through an equity or debt offering and has entered into two investment banking agreements subsequent to year-end.

11. SUBSEQUENT EVENTS

         Limited Partnership Agreement

         As of July 19, 1999 the Company entered into a limited partnership with Genesis Residential Healthcare, Inc. for the purpose of purchasing land, planning, engineering, development, and construction of a residential healthcare senior citizen community, and operation of new and environmentally safer community. The Partnership may sell, lease, operate, maintain or otherwise dispose of all or part of the units to be built. The Partnership's name is Genesis Residential Healthcare Community - Perris, Ltd. The partnership agreement will expire on July 1, 2019. However, the general partners with the majority vote of the limited partners may terminate this partnership at any time. All items of income will be allocated amount the Partners in accordance with their allocable share. As of September 1, 1999 the partnership has had no operations.

         Notes payable to officers

         As of August 6, 1999 certain notes payable to officers and their affiliates, including the notes payable outstanding at year-end, had the due dates extended to January 31, 2000 and the interest rates increased from 10 percent to 12 percent. Subsequent to year-end additional notes payable to officers, stockholders and their affiliates were issued for $235,550, with interest rates from 10 - 12 percent, and due dates from January 31, 2000 to August 31, 2000.

Lease commitments

         Subsequent to year-end the Company has entered into three leases for office space.

         Two of the leases are $850 per month; one has a term of six months and the other has a term of month to month.

         The third lease is for $4,660 per month, commences on August 15, 1999 and expires on October 31, 2002. This provides for an annual lease commitment of $37,280 for the year ending April 30, 2000 and $55,920 for the years ending April 30, 2001 and 2002 and $27,960 for the year ending April 30, 2003.

         Investment banking agreements

         On May 26, 1999 the Company entered into an agreement with an investment banker to raise $20,000,000 through a private placement, initial public offering, direct public offering, general or limited partnership, finance, refinance, or secondary offering. The investment banking firm requires an initial retainer of $25,000 plus eight percent of the sum raised as well as shares representing a percent (to be determined) of the capital raised plus options and/or warrants for a like amount of shares. As of September 1, 1999 no transactions under this agreement have consummated and the $25,000 retainer has not been paid.

         On June 22, 1999 the Company entered into another agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. The investment banking firm requires 100,000 registered shares of the Company upon termination of this agreement and $5,000 per month for the next twelve months, commencing on July 1, 1999; plus a percentage of consideration received in merger, acquisitions, joint ventures, debt or lease placements and similar transactions. As of September 1, 1999 no transactions under this agreement have consummated.

         Stock Purchase Option Agreement

         There are six employees and one consultant that have stock purchase option agreements issued on July 6, 1999. All these options expire on August 31, 2004. The agreements allow the employees or consultant to purchase the Company's common stock at a price of $1.50. These shares of stock will not be registered under the Securities Act of 1933 and consequently may not be resold, assigned or transferred until the shares are registered. The Company has granted 475,000 options to purchase stock under this agreement. The 475,000 shares granted include the 375,000 shares granted in the employment agreements, described in
         Note 8.

12. QUARTERLY INFORMATION (UNAUDITED)


                                                  THREE MONTHS ENDED
                                 -------------------------------------------------------
                                 JULY 31, 1998     OCTOBER 31, 1998     JANUARY 31, 1999
                                 -------------     ----------------     ----------------
Consulting fee revenue            $    20,825         $    20,825         $    20,825

General and administrative                 --                  --                  --
                                 -------------     ----------------     ----------------

Operating income                       20,825              20,825              20,825

Provision for income taxes             (3,200)             (3,200)             (3,200)
                                 -------------     ----------------     ----------------

Net income                        $    17,625         $    17,625         $    17,625
                                 =============     ================     ================
Basic and diluted net
  income per share                $      0.01         $      0.01         $      0.01
                                 =============     ================     ================
Basic and diluted weighted
  average number of shares
  outstanding                       2,000,000           2,000,000           2,000,000
                                 =============     ================     ================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         The Directors and Officers of the Company as of the date of this report are as follows:

        NAME                                       POSITION
        Michael Roth                               President, Director
        Theodore A. Bohrer                         Vice President, Director
        Jean Oliver                                Secretary/Treasurer


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

MICHAEL ROTH has served as President and Director of the Company since March 1999. He has also served as President and Director of E-Net Mortgage Corporation since March 1, 1998. He has had over 13 years experience in real estate lending and consumer finance including branch management positions with Standard Financial Services and TransAmerica, with experience in networking, underwriting, customer service and sales in FNMA and Freddie Mac Loans.

THEODORE A. BOHRER has served as Vice President and Director of the Company since March 1999. He has also served as Vice President and a Director of E-Net Mortgage Corporation since February 1, 1999. Mr. Bohrer's career in financial institutions and information services has spanned 25 years after serving as a Naval Lieutenant Commander. Before joining E-Net Mortgage as broker of record, his most recent position involved developing Net Fund, a mortgage company in San Jose. Positions in the financial community include banking experience as Vice President and broker of record of San Francisco Bancorp from 1980-83, Director for State Wide Thrift and Loan Association (F.D.I.C. approved) 1984-88; and founder and President of Concept 2001 from 1989-1997.

         JEAN OLIVER has been Secretary/Treasurer and Controller of the Company and E-Net Mortgage Corporation since April 5, 1999. From February 1996 to March 1999 she served as Comptroller for Copp Materials, Inc., a rock crushing company. From October 1994 to January 1996 she served as Comptroller for Rar-Bro, Inc., a construction firm. From August 1993 through September 1994 she served as Comptroller for Pacific Print Works, a silk screen printing company.

         E.G. MARCHI has been President, Secretary/Treasurer and sole Director of City Pacific International, U.S.A., Inc., a wholly owned subsidiary of the Company, since March 1999. From 1997 through 1998, in addition to his executive consulting business, Mr. Marchi served as Chief Executive Officer of a publicly held company, Alliance Biotechnology International, where he directed its activities towards its ultimate sale and merger. From 1994 through 1997, he was general partner of American Capital Growth, where he assisted in capitalization and starting an investment banking organization raising over 7 million dollars to finance emerging companies through IPO's. From 1983 through 1994 he subsequently established and operated a management consulting practice providing service to a variety of industries, including serving in short term full time positions as a top executive for a variety of clients, specializing in mergers, acquisitions, divestitures, and capital formation.

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

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                          ----------------------------
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

         The Company or its principal subsidiaries have executed the following employment agreements with its officers: (a) the Company has executed a one year employment agreement with Michael Roth effective March 1, 1999 to act as President of the Company and E-Net Mortgage Corporation at an annual salary of $78,000; Mr. Roth has also received options granted July 6, 1999 to acquire 100,000 shares of the common stock of the Company at $1.50 per share, which vest on the first anniversary date of his employment agreement; (b) the Company has executed a one year employment agreement with Theodore Bohrer effective March 1, 1999 to act as Vice President of the Company and E-Net Mortgage Corporation at an annual salary of $78,000; Mr. Bohrer has also received options granted July 6, 1999 to acquire 75,000 shares of the common stock of the Company at $1.50 per share, which vest on the first anniversary date of his employment agreement;(c) the Company has executed a one year employment agreement with Jean Oliver effective April 5, 1999 to act as Secretary/Treasurer and Comptroller of the Company at an annual salary of $71,500. Ms. Oliver has also received options granted July 6, 1999 to acquire 50,000 shares of the common stock of the Company at $1.50 per share, which vest on July 6, 2000; and (d) City Pacific International U.S.A., Inc has executed a one year employment agreement with E.G. Marchi effective March 1, 1999 to act as President of this subsidiary at an annual salary of $78,000; Mr. Marchi has also received options granted July 6, 1999 to acquire 100,000 shares of the common stock of the Company at $1.50 per share, which vest on the first anniversary date of his employment agreement.

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

                    NAME AND               AMOUNT AND
                   ADDRESS OF              NATURE OF
                   BENEFICIAL              BENEFICIAL       PERCENT OF
TITLE OF CLASS       OWNER                   OWNER           CLASS
--------------------------------------------------------------------------------

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
              Directors as a
              Group (4 persons)(3)

--------------------------------------------------------------------------------

(1) Michael Roth is the beneficial owner of 100% of the equity interests in H-Group, LLC. Mr. Roth accrued a salary of $13,500 during the period March 1, 1999 to April 30, 1999.

(2)      Officer and/or director.

(3) Includes E.G. Marchi who is President and Director of one of the Company's wholly owned subsidiaries, City Pacific International, U.S.A., Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following related party transactions occurred during the past fiscal year and through the period ending August 31, 1999:

On March 1, 1999, Michael Roth, President of the Company, executed an equipment lease for office equipment and furniture with e-Net Mortgage Corp. for a term expiring February 28, 2004 and monthly lease payment of $500.00.

On March 11, 1999 Michael Roth, President of the Company, loaned e-Net Mortgage Corp. $2,950.00 for a term of 90 days which term has been extended through January 31, 2000 at 12% interest. The balance due on the loan as of August 31, 1999 was $3,092.60.

Commencing on March 25, 1999 through May 21, 1999, a total of $31,500.00 in four advances was loaned by Lohr Group Limited, an affiliate of Theodore Bohrer, Vice President of the Company, to e-Net Mortgage Corp. with extended due dates through January 31, 2000 at 12% interest. The balance due on the loans as of August 31, 1999 was $ 4,465.23.

Commencing on June 14, 1999 through June 28, 1999, a total of $12,000.00 in three advances was loaned by Market Ability Incorporated, an affiliate of E.G. Marchi, President of City Pacific International USA Inc. to e-Net Mortgage Corp. with extended due dates through January 31, 2000 at 12% interest. The balance due on the loans as of August 31, 1999 was $12,238.14.

Commencing March 16, 1999 through August 19, 1999, a total of $75,350,00 was loaned by Market Ability Incorporated, an affiliate of E.G. Marchi, President of City Pacific International USA Inc. to City Pacific International USA Inc. with due dates ranging from January 31, 2000 and August 18, 2000 at interest rates ranging between 10% and 12%. The balance due on the loans as of August 31, 1999 was $71,723.16.

Commencing on April 23, 1999 through April 30, 1999, a total of $6,500.00 in three advances was loaned by Lohr Group Limited, an affiliate of Theodore Bohrer, Vice President of the Company, to City Pacific International USA Inc. with extended due dates through January 31, 2000 at 12% interest. The balance due on the loans as of August 31, 1999 was $6,727.07.

On March 31, 1999 City Pacific International USA Inc. sold $4,550.00 of communication equipment to the Company. The balance due to City Pacific International USA Inc. as of August 31, 1999 is $4,751.94 including interest.

On June 7, 1999 Foothill Equities Corporation, an affiliate of Jim Thuney, a former director and current 5% shareholder, loaned the Company $3,000.00 for a term of 365 days at 10% interest. The balance due as of August 31, 1999 is $3,070.40.

On May 13, 1999 Lohr Group Limited, an affiliate of Theodore Bohrer, Vice President of the Company, loaned the Company $15,000.00 with an extended due date of January 31, 2000 at 12% interest. The balance due as of August 31, 1999 is $14,449.85.

Commencing May 17, 1999 through July 28, 1999, Market Ability Incorporated, an affiliate of E.G. Marchi, President of City Pacific International USA Inc., loaned the Company $22,500.00 with extended due dates of January 31, 2000 at 12% interest. The balance due as of August 31, 1999 is $35,402.74.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         2.0 Letter of Intent between the Company and Suarro Communications, Inc. as filed in the Exhibits to Form 8-K, on or about June 6, 1996 *

         2.1 Plan of Reorganization between the Company and Suarro Communications, Inc. as filed in the Company's Definitive Proxy Statement on or about August 16, 1996 *

         2.2 Rescission Agreement dated September 9, 1997 in the Company's Form 10- KSB filed on or about January 4, 1998 *

         2.3 Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and E-Net Mortgage Corporation *

         2.4 Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and City Pacific International, U.S.A, Inc. *

         3.1 Certificate and Articles of Incorporation, as filed in the Exhibits to Form 10-SB, on or about September 1, 1994 *

         3.2 Bylaws, as filed in the Exhibits to Form 10-SB, on or about September 1, 1994 *

         3.3 Certificate of Amendment to Articles of Incorporation in the Company's Form 10-KSB filed on or about January 4, 1998 *

         3.4 Certificate of Amendment to Articles of Incorporation in as filed with the Nevada Secretary of State on or about February 19, 1999 *

         3.5 Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 12, 1999 *

         10.1 Joint Venture Agreement between City Pacific International U.S.A., Inc. and Omnetrix International, Inc. dated February 25, 1999 *

         10.2 Limited Partnership Agreement between the Company and Genesis Residential Healthcare, Inc. dated July 1, 1999 *

         10.3 Amended Employment Agreement between the Company and Michael Roth, dated March 1, 1999

         10.4 Amended Employment Agreement between the Company and Theodore A. Bohrer dated March 1, 1999

         10.5 Amended Employment Agreement between the Company and Jean Oliver dated March 22, 1999

         10.6 Amended Employment Agreement between City Pacific International U.S.A., Inc. and E.G. Marchi dated March 1, 1999

         10.7 The Amended Agreement between EMB Corporation and Hospitality Group Inc., dated May 1, 1998. 16.1 Letter from Kish, Leake & Associates, P.C., resigning as independent accountant for the Company in Company's Form 8-K filed on or about August 28, 1996 *

         21.1 Subsidiaries of E-Net Financial Corporation *

         27   Financial Data Schedule

         Previously Filed *

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on March 5, 1999, reflecting a change in its name.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 1999.

                                            E-NET FINANCIAL CORPORATION
                                            f/k/a E-NET CORPORATION and SUARRO
                                            COMMUNICATIONS, INC. (Registrant)

                                            By: /s/ Michael Roth
                                            ----------------------------------
                                            Michael Roth, President

         In accordance with the Exchange Act, this amendment to its report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 17, 1999.

/s/ Michael Roth
------------------------------
Michael Roth, Director


/s/ Theodore A. Bohrer
------------------------------
Theodore A. Bohrer, Director