Form 10QSB/A
period 1999-07-31
E NET FINANCIAL CORP
filed 1999-10-26
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes__X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of JULY 31, 1999 was 4,500,000 shares.

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                          July 31      April 30
                                                            1999         1999
                                                            ----         ----
ASSETS


CURRENT ASSETS
   Cash and equivalents                                   $   2,774    $   4,282
   Accounts receivable                                        1,464          611
   Note receivable                                           88,275       87,500
   Other current assets                                      17,446       13,807
                                                          ---------    ---------

      TOTAL CURRENT ASSETS                                  109,959      106,200



EQUIPMENT, net                                               36,744       40,030

INVESTMENT IN MARKETABLE EQUITY SECURITIES                  162,500      162,500

OTHER ASSETS                                                 74,270       18,800
                                                          ---------    ---------

                                                          $ 383,473    $ 327,530
                                                          =========    =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current portion of deferred revenue                    $  83,300    $  83,300
   Notes payable                                            174,052       38,606
   Accounts payable and accrued expenses                    122,214       56,754
   Income tax liability                                      17,700       17,700
                                                          ---------    ---------

      TOTAL CURRENT LIABILITIES                             397,266      196,360

DEFFERRED REVENUE                                            54,632       75,458
                                                          ---------    ---------

      TOTAL LIABILITIES                                     451,898      271,818
                                                          ---------    ---------

SHAREHOLDERS EQUITY
   Preferred stock, 1,000,000 shares authorized,
      no par value, none issued and outstanding
   Common stock, 20,000,000 shares authorized,
      $.00l par value, 4,500,000 shares issued and
      outstanding                                             4,500        4,500
   Additional paid-in capital                                45,175       45,175
   Retained earnings                                       (118,100)       6,037
                                                          ---------    ---------

      TOTAL SHAREHOLDERS' EQUITY                            (68,425)      55,712
                                                          ---------    ---------

                                                          $ 383,473    $ 327,530
                                                          =========    =========

                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three months ended
                                                             July 31,
                                                    ----------------------------
                                                        1999             1998
REVENUES
   Consulting fee revenue                           $    20,826      $    20,825
   Other revenue                                          3,092                0
                                                    -----------      -----------

      TOTAL REVENUES                                     23,918           20,825


OPEPATING EXPENSES
   General and administrative                           150,510                0
                                                    -----------      -----------

      TOTAL OPERATING EXPENSES                          150,510                0
                                                    -----------      -----------

INCOME (LOSS) FROM OPERATIONS                          (126,592)          20,825

OTHER INCOME (EXPENSE)
   Interest expense                                      (2,695)               0
   Interest income                                        5,150                0
                                                    -----------      -----------

      TOTAL OTHER INCOME (EXPENSE)                        2,455                0

INCOME (LOSS) BEFORE INCOME TAXES                      (124,137)          20,825
   Income Taxes                                               0               37
                                                    -----------      -----------

NET INCOME (LOSS)                                   $  (124,137)     $    20,788
                                                    ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE                $      0.00      $      0.00


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING                    2,417,808        2,417,808
                                                    ===========      ===========


                                Consolidated Statements of Shareholders' Deficit
                              From inception (November 20, 1996) to July 31, 1999



                                                  Common Stock (1)
                                           -----------------------------                 Retained
                                                            Amount                       Earnings
                                                       -----------------    Additional  During the      Total
                                             Number     Per                  Paid-in    Development  Shareholders'
                                           of Shares   Share       Total     Capital      Stage         Equity
                                           ---------   -----       -----     -------      -----         ------

Initial capitalization                     2,000,000   $0.001   $   2,000   $    --     $    --      $   2,000

Net loss for 1997                               --       --          --          --        (2,000)      (2,000)
                                           ---------            ---------   ---------   ---------    ---------

  Balance, April 30, 1997                  2,000,000                2,000        --        (2,000)        --

Net income for 1998                             --       --          --          --         5,242        5,242
                                           ---------            ---------   ---------   ---------    ---------

  Balance, April 30, 1998                  2,000,000                2,000        --         3,242        5,242

Contributed capital                             --       --          --        10,000        --         10,000

E-net reorganization                       2,500,000   $0.001   $   2,500      35,175        --         37,675

Net income for l999                             --       --          --          --          2795         2795
                                           ---------            ---------   ---------   ---------    ---------

 Balance, April 30, 1999                   4,500,000     --         4,500      45,175       6,037       55,712

Net Loss for Quarter Ended July 31, 1999        --                   --          --      (124,137)    (124,137)
                                           ---------            ---------   ---------   ---------    ---------

  Balance, July 31, 1999                   4,500,000            $   4,500   $  45,175   $(118,100)   $ (68,425)
                                           =========            =========   =========   =========    =========


(1) Common stock and additional paid in capital have been retroactively restated to give effect to the E-net reorganization. (see Note 1 to the consolidated  financial statements.)


                  E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          Three months ended
                                                                July 31,
                                                        -----------------------
                                                           1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                    $(124,137)    $  20,788
   Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
   (Increase) in accounts receivable                       (2,078)
   (Increase) in accrued receivables                       (6,792)
   (Increase) in notes receivable                            (775)      (87,500)
   (Increase) in deposits                                  (5,190)
   (Increase) in prepaid expenses                          (4,850)
   Depreciation                                             5,281
   (Increase) in other assets
   Increase in accounts payable                             4,963
   Increase in accrued expenses                           116,499
   Increase in income tax liability                        16,000         1,738
   (Decrease) in deferred revenue                        (104,126)      221,233
   Investment received as payment on consulting
      agreement
                                                        ---------     ---------

   Net cash used by operating activities                 (105,205)      156,259
                                                        ---------     ---------

Cash flows from investing activities:
   Purchases of equipment                                 (42,025)
   Investments in negotiable stock                         (1,000)     (161,500)
   Joint venture investments                              (74,270)
                                                        ---------     ---------

   Net cash used by investing activities                 (117,295)     (161,500)
                                                        ---------     ---------

Cash flows from financing activities:
   Proceeds from borrowings on short-term loans           174,052
   Proceeds from issuance of common stock                     500         4,000
   Proceeds received from stockholders                     45,175         1,241
                                                        ---------     ---------

   Net cash provided by financing activities              219,727         5,241
                                                        ---------     ---------

Net increase in cash                                       (2,774)            0

Cash, beginning of period                                       0             0
                                                        ---------     ---------

Cash, end of period                                     $  (2,774)    $       0
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

On September 8, 1999, the Company executed a letter of intent on behalf of its wholly owned subsidiary, City Pacific International, Inc., to acquire Special Accounts Billing Group Inc. SABG is licensed in 49 states to provide long distance telephone service, including billing customers, at the retail level.

This acquisition will give the Company through its wholly owned subsidiary, City Pacific International, Inc., the ability to provide long distance service in 49 states. This service will include 1 plus service, phone card calling, phone clubs, local service (in several states), and regular long distance. These activities will be conducted through City Pacific's joint venture partner, Omnetrix International. The Company will provide service on a nation wide basis at the retail level. This acquisition saves approximately two years of legal and regulatory effort.

Activities of the Parent Company

On July 1, 1999, the company entered into a joint venture with Genesis Residential Healthcare Inc. to form a Limited Partnership for the purpose of developing residential healthcare facilities. Genesis will be providing in-depth planning and study for a highly innovative national program for the 21st century by creating well planned communities that provide the best services in healthcare, social, spiritual, and financial benefits at an affordable cost. The result of this cost-effective program will generate a substantial return on investment while still providing the best in senior care.

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

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              e-Net Financial Corporation.
                              (Registrant)

                              Dated:  October 21, 1999



                              By: /s/ Michael Roth
                              --------------------
                              Michael Roth
                              President
                          e-Net Financial Corporation

                Exhibit Index to Quarterly Report on Form 10-QSB
                      For the Quarter Ended July 31, 1999

EXHIBITS                                                              Page No.

EX-27    Financial Data Schedule.....................................    11