Form 10QSB
period 1999-10-31
E NET FINANCIAL CORP
filed 1999-12-06
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                       For Quarter Ended: October 31, 1999

                         Commission File Number: 0-24590



                           E-NET FINANCIAL CORPORATION

        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1273503
                        (IRS Employer Identification No.)

                            2102 Business Center Dr.
                                   Irvine, CA
                    (Address of principal executive offices)

                                      92612
                                   (Zip Code)

                                 (949) 253-4633
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X  No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of OCTOBER 31, 1999 was 4,500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.



                  e-Net Financial Corporation and Subsidiaries
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                                         October 31     April 30
                                                            1999          1999
                                                          --------      --------
ASSETS

CURRENT ASSETS
  Cash and equivalents                                       6,193         4,282
  Accounts receivable                                            0           611
  Note receivable                                           87,500        87,500
  Other current assets                                      23,540        13,807
                                                          --------      --------

Total Current Assets                                       117,233       106,200

EQUIPMENT, net                                              35,604        40,030

INVESTMENT IN MARKETABLE EQUITY SECURITIES                 162,500       162,500

OTHER ASSETS                                               119,466        18,800
                                                          --------      --------

Total Assets                                               434,803       327,530
                                                          ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current portion of deferred revenue                       83,300        83,300
  Notes payable                                            156,322        38,606
  Accounts payable and accrued expenses                    196,196        56,754
  Income Tax Liability                                      17,700        17,700
                                                          --------      --------

    TOTAL CURRENT LIABILITIES                              453,518       196,360

DEFERRED REVENUE                                            33,806        75,458
                                                          --------      --------

    TOTAL LIABILITIES                                      487,324       271,818
                                                          --------      --------

SHAREHOLDER'S EQUITY
  Preferred stock, 1,000,000 shares authorized,
    no par value, none issued and outstanding
  Common stock, 20,000,000 shares authorized,
    $.001 par value, 4,500,000 shares issued
    and outstanding                                          4,500         4,500
    $1.00 par value, 210,000 shares issued
    and outstanding                                        210,000             0
  Additional paidin capital                                 45,175        45,175
  Retained earnings                                       (312,196)        6,037
                                                          --------      --------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                   (52,521)       55,712
                                                          --------      --------

                                                           434,803       327,530
                                                          ========      ========


                   Unaudited Statement of Condition Compiled
                       From Books and Records of Company
                 e-Net Financial Corporation and Subsidiaries
                        (A Development Stage Company)

                    Consolidated Statements of Operations

                                          6 Months      3 Months      3 Months
                                            Ended        Ended          Ended
                                          ----------------------    ------------
                                              October 31, 1999      Oct 31, 1998

REVENUES
  Consulting Revenue                        41,652        20,826        20,825
  Other Revenue                              3,092             0             0
                                          --------      --------      --------

     TOTAL REVENUES                         44,744        20,826        20,825
                                          --------      --------      --------

OPERATING EXPENSES
  General and administrative               422,373       271,864             0
                                          --------      --------      --------

     TOTAL OPERATING EXPENSES              422,373       271,864             0
                                          --------      --------      --------

INCOME (LOSS) FROM OPERATIONS             (377,629)     (251,038)       20,825

OTHER INCOME (EXPENSE)
  Interest Income                            9,741         4,591             0
  Interest Expense                          (6,595)       (3,900)            0
                                          --------      --------      --------

     TOTAL OTHER INCOME (EXPENSE)            3,146           691             0
                                          --------      --------      --------

INCOME (LOSS) BEFORE INCOME TAXES         (374,482)     (250,347)       20,825
  Income Taxes                                   0             0         3,750
                                          --------      --------      --------

NET INCOME (LOSS)                         (374,482)     (250,347)       17,075
                                          ========      ========      ========




                   Unaudited Statement of Condition Compiled
                       From Books and Records of Company


                                 e-Net Financial Corporation and Subsidiaries
                                         (A Development Stage Company)
                               Consolidated Statements of Shareholders' Equity
                            From inception (August 18, 1988) to October 31, 1999

                                                                                       Retained
                                    Common Stock (1)                                   Earnings
                                                Amount                  Additional    During the     Total
                                    Number       Per                     Paid-in     Development  Shareholders'
                                  of Shares     Share        Total       Capital        Stage        Equity
                                  ----------------------------------------------------------------------------

Initial capitalization            2,000,000   $   0.001        2,000            0            0        2,000

Net loss for 1997                         0                                             (2,000)      (2,000)
                                                           ------------------------------------------------

  Balance, April 30, 1997         2,000,000                    2,000            0       (2,000)           0

Net income for 1998                       0                                     0        5,242        5,242
                                  ---------                ------------------------------------------------

  Balance, April 30, 1998         2,000,000                    2,000            0        3,242        5,242

Contributed capital                       0                        0       10,000            0       10,000

e-Net reorganization              2,500,000   $   0.001        2,500       35,175            0       37,675

Net income for 1999                       0                        0            0        2,795        2,795
                                  ---------                ------------------------------------------------

  Balance, April 30, 1999         4,500,000                    4,500       45,175        6,037       55,712

Stock issued for debt reduction     150,000   $    1.00      150,000            0            0      150,000

Private Placement                    60,000   $    1.00       60,000            0            0       60,000

Early extinguishment of debt              0                        0            0       56,250       56,250

Net income for 2000                       0                                     0     (374,483)    (374,483)
                                  ---------                ------------------------------------------------

  Balance, October 31, 1999       4,710,000                  214,500       45,175     (312,196)     (52,521)
                                  =========                ================================================



(1)  Common stock and additional paid in capital have been retroactively restated to give effect to the e-Net reorganization.


                      E-NET FINANCIAL CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    6 Months      3 Months      3 Months
                                                      Ended         Ended         Ended
                                                  Oct 31, 1999  Oct 31, 1999  Oct 31, 1998
                                                  ------------  ------------  ------------

Cash flows from operating activities:
  Net income (loss)                                 (374,483)     (250,346)      17,075
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
  Decrease in accounts receivable                        611         1,464
  (Increase) in accrued receivables                     (775)       (4,536)
  (Increase)/Decrease in note receivable                               775      (87,500)
  (Increase) in deposits                              (8,108)       (5,558)
  (Increase)/Decrease in prepaid expenses               (850)        4,000
  Depreciation                                         6,926         3,640
  (Increase) in other assets
  Increase in accounts payable                        19,559        15,796
  Increase in accrued expenses                       119,883        58,185
  Increase in income tax liability                                                3,750
  (Decrease) in deferred revenue                     (41,652)      (20,826)     (20,825)
                                                    --------      --------     --------

  Net cash used by operating activities             (278,889)     (197,406)     (87,500)
                                                    --------      --------     --------

Cash flows from investing activities:
  Purchases of equipment                               2,500         2,500
  Negotiable Stock                                                               87,500
  Joint venture investments                          100,666        45,196
                                                    --------      --------     --------

  Net cash used by investing activities              103,166        47,696       87,500
                                                    --------      --------     --------

Cash flows from financing activities:
  Net Proceeds from borrowings on shortterm loans    117,634        93,129
  Proceeds from issuance of common stock by
    private placement                                 60,000        60,000
                                                    --------      --------     --------
  Proceeds received from stockholders

  Net cash provided by financing activities          177,634       153,129            0
                                                    --------      --------     --------

Net increase in cash                                   1,911         3,419            0

Cash, beginning of period                              4,282         2,774            0
                                                    --------    --------       --------

Cash, end of period                                    6,193         6,193            0
                                                    ========      ========     ========


Non-cash investing and financing activities:
  Issuance of common stock for debt reduction        150,000       150,000
  Early extinguishment of debt                        56,250        56,250



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

PLAN OF OPERATIONS

The Company's business plan provides for the Company to develop and deliver through the internet and through other means, mortgage loan brokerage services and telecommunications (voice and data) services and other related services. The Company does this through developing, acquiring and joint venturing with appropriate organizations and businesses. It is the Company's intention to serve as an incubator to cutting edge, technologically innovative companies; to marry their innovation to the resources necessary to bring to market new products in new ways.

Activities of E-Net Mortgage Corp.

E-NET MORTGAGE CORP, is the Company's wholly owned subsidiary; it provides Mortgage loan brokerage services. E-NET MORTGAGE CORP. conducts business on the Internet and through conventional methods. It has, at present, three offices:
San Jose, Costa Mesa and Las Vegas. Revenue has begun in the San Jose office. The other offices are in the process of being staffed..

E-NET MORTGAGE CORP has established a web site on the internet. At present it is informational only. The Company will make the site interactive: potential clients will be able to complete applications on line, and will be able to check progress of their loan applications through the Web Site.

Six additional satellite office facilities are planned during the remainder of this fiscal year.

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

Activities of City Pacific International, U.S.A., Inc.

Through City Pacific International U.S.A., Inc., the Company intends to provide products and interconnectivity to telecommunications companies by purchase of essential equipment and/or lease of communication lines or satellite pathways to enable the carriers to transport voice and data information. On the retail level, through joint ventures with other providers, this subsidiary will offer debit cards for corporate customers, calling card services, long distance services and international termination. This entity will also provide switch co-location and billing services.

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

On November 5, 1999, the Company signed a letter of intent with Digital Integrated Systems, Inc to acquire its joint venture position in VPN.COM JV Partners, a Nevada Joint Venture. VPN.COM JV Partners has existing contracts with a number of businesses and is currently generating revenue.

VPN.COM JV is in the business of providing comprehensive broadband networks and connectivity. These networks facilitate customized telephone, video teleconferencing , internet access, and data transfer. VPN.COM JV provides vertically integrated solutions to commercial businesses, multiple dwelling unit concerns, and the hospitality industry.

Activities of the Parent Company

On July 1, 1999, the Company entered into a joint venture with Genesis Residential Healthcare Inc. to form a Limited Partnership for the purpose of developing residential healthcare facilities.

On November 30, 1999 the Company finalized its termination of participation in the Genesis partnership. On December 2, 1999 all parties signed a mutual release of liabilities.


On October 31, 1999, the Company reduced $150,000 of its debt by issuing stock to the following holders of e-Net Financials debt instruments at one dollar per share.

            Guaranty Financial Trust             108,000
            Market Ability Incorporated           42,000


Effective November 30, 1999 the Company executed a 2:1 forward split of its Common Stock. This increased the shares issued to 9,420,000.

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

                                             e-Net Financial Corporation.
                                             (Registrant)



Dated: December 6, 1999                      By: /s/Michael Roth
-----------------------                      -------------------
                                             Michael Roth
                                             President
                         e-Net Financial Corporation

              Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended July 31, 1999

EXHIBITS

EX-27      Financial Data Schedule