Form 10QSB
period 2000-01-31
E-NET FINANCIAL COM CORP
filed 2000-03-17
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                       For Quarter Ended: January 31, 2000

                         Commission File Number: 0-24590



                         E-NET FINANCIAL.COM CORPORATION

        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1273503
                        (IRS Employer Identification No.)

                            3200 Bristol St. Ste 700
                                 Costa Mesa, CA.
                    (Address of principal executive offices)

                                      92626
                                   (Zip Code)

                                 (714) 557-2222
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

                           e-Net Financial Corporation
                     2102 Business Center Drive, Suite 115E
                                Irvine, CA 92612

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes __X__ No ____.

 The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 2000 was 10,648,037 shares.

                                     Part I
                         Item I - Financial Information
                e-Net Financial.Com Corporation and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                      January 31      April 30
                                                         2000           1999
                                                      -----------    -----------

ASSETS

CURRENT ASSETS
  Cash and equivalents                                $       850    $     4,282
  Accounts receivable                                      13,288            611
  Note receivable                                          87,500         87,500
  Investment in Marketable Equity Securities              203,120        162,500
  Other current assets                                     54,777         13,807
                                                      -----------    -----------

Total Current Assets                                      359,535        268,700

EQUIPMENT, net                                             64,950         40,030

OTHER ASSETS
  Goodwill, net                                           400,211           --
  Investment in Unrelated Company                         143,109         18,800
                                                      -----------    -----------
Total Other Assets                                        543,320         18,800


Total Assets                                          $   967,805    $   327,530
                                                      ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $   228,264    $    56,754
  Accrued salaries and payroll taxes                      142,003           --
  Current portion of deferred revenue                      12,980         83,300
  Notes payable                                           231,716         38,606
  Income Tax Liability                                       --           17,700
                                                      -----------    -----------

    TOTAL CURRENT LIABILITIES                             614,963        196,360

DEFERRED REVENUE                                             --           75,458
                                                      -----------    -----------

    TOTAL LIABILITIES                                     614,963        271,818
                                                      -----------    -----------

SHAREHOLDER'S EQUITY
  Preferred stock, 1,000,000 shares authorized,
    no par value, none issued and outstanding                --             --
  Common stock, 20,000,000 shares authorized,
    $.001 par value, 4,500,000 shares issued
    and outstanding                                        10,647          4,500
  Additional paid-in capital                            1,752,349         45,175
  Unrealized Appreciation on Marketable Securities         40,620           --
  Accumulated Deficit                                  (1,450,774)         6,037
                                                      -----------    -----------

    TOTAL SHAREHOLDERS' EQUITY                            352,842         55,712
                                                      -----------    -----------

                                                      $   967,805    $   327,530
                                                      ===========    ===========


                             See accompanying notes
                e-Net Financial.Com Corporation and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      3 Months         3 Months
                                                        Ended           Ended
                                                    Jan 31, 2000    Jan 31, 1999
                                                    ------------    ------------

REVENUES
  Consulting Revenue                                 $    20,826     $    20,825
  Other Revenue                                           25,487            --
                                                     -----------     -----------

     TOTAL REVENUES                                       46,313          20,825

COST OF SALES
  Cost of Sales-Projects                                   5,900            --
                                                     -----------     -----------

                                                           5,900            --
                                                     -----------     -----------

GROSS PROFIT (LOSS)                                       40,413          20,825

OPERATING EXPENSES
  General and administrative                           1,040,096            --
                                                     -----------     -----------

     TOTAL OPERATING EXPENSES                          1,040,096            --
                                                     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                           (999,683)         20,825

OTHER INCOME (EXPENSE)
  Interest Income                                          4,380            --
  Interest Expense                                          (994)           --
                                                     -----------     -----------

     TOTAL OTHER INCOME (EXPENSE)                          3,386            --
                                                     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                       (996,297)         20,825
  Income Taxes                                              --             3,750
                                                     -----------     -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS            (996,297)         17,075

EXTRAORDINARY LOSS
  Early Extinguishment of Debt                            86,032            --

NET INCOME (LOSS)                                    $(1,082,329)    $    17,075
                                                     ===========     ===========

Basic and diluted net loss per share                 $     (0.11)    $      0.00
                                                     ===========     ===========

Basic and diluted weighted average number
  of common shares outstanding                         9,820,356       4,000,000
                                                     ===========     ===========


                             See accompanying notes


                   e-Net Financial.Com Corporation and Subsidiaries
                             (A Development Stage Company)
                         Consolidated Statements of Operations
                                      (Unaudited)


                                                                            Cumulative
                                               9 Months        9 Months   from inception
                                                 Ended           Ended   (Aug 18, 1988) to
                                              Jan 31, 2000   Jan 31, 1999   Jan 31, 2000
                                              ------------   ------------   ------------

REVENUES
  Consulting Revenue                           $    62,478    $    62,475   $   153,331
  Other Revenue                                     28,580           --          28,580
                                               -----------    -----------   -----------

     TOTAL REVENUES                                 91,058         62,475       181,911

COST OF SALES
  Cost of Sales-Projects                             5,900           --           5,900
                                               -----------    -----------   -----------

                                                     5,900           --           5,900
                                               -----------    -----------   -----------

GROSS PROFIT (LOSS)                                 85,158         62,475       176,011

OPERATING EXPENSES
  General and administrative                     1,406,221           --       1,485,310
                                               -----------    -----------   -----------

     TOTAL OPERATING EXPENSES                    1,406,221           --       1,485,310
                                               -----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS                   (1,321,063)        62,475    (1,309,299)

OTHER INCOME (EXPENSE)
  Interest Income                                   14,122           --          25,288
  Interest Expense                                  (7,588)          --          (7,780)
                                               -----------    -----------   -----------

     TOTAL OTHER INCOME (EXPENSE)                    6,534           --          17,508
                                               -----------    -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES               (1,314,529)        62,475    (1,291,791)
  Income Taxes                                        --            7,537        16,700
                                               -----------    -----------   -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS    (1,314,529)        54,938    (1,308,491)

EXTRAORDINARY LOSS
  Early Extinguishment of Debt                     142,282           --         142,282
                                               -----------    -----------   -----------

NET INCOME (LOSS)                              $(1,456,811)   $    54,938   $(1,450,773)
                                               ===========    ===========   ===========

Basic and diluted net loss per share           $     (0.16)  $      0.01
                                               ===========   ===========

Basic and diluted weighted average number
  of common shares outstanding                   9,300,785     9,000,000
                                               ===========   ===========


                                See accompanying notes

                         e-Net Financial.Com Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       9 Months     9 Months
                                                         Ended        Ended
                                                     Jan 31, 2000  Jan 31, 1999
                                                     ------------  ------------

Cash flows from operating activities:
  Net income (loss)                                  $(1,456,811)   $    54,938
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
  Depreciation/Amortization                               27,225           --
  Common Stock Issued as Bonuses to Employees            593,750           --
  Fair Value over Excise Price of Deferred Employee
    wages                                                 29,352           --
  Early Extinguishment of Debt                            86,032           --
  (Increase) Decrease in accounts receivable                (735)          --
  (Increase) in accrued receivables                      (12,845)          --
  (Increase) in deposits                                 (14,997)          --
  (Increase)/Decrease in prepaid expenses                (25,070)          --
  (Increase) in note receivable                                         (87,500)
  (Increase) in other assets                            (415,549)          --
  Increase in accounts payable                           104,948           --
  Increase in accrued expenses                           190,865           --
  Increase in income tax liability                                        7,538
  (Decrease) in deferred revenue                        (145,778)       (62,476)
                                                     -----------    -----------

  Net cash used by operating activities               (1,039,613)       (87,500)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchases of equipment                                 (31,807)          --
  Negotiable Stock                                                       87,500
  Joint venture investments                              327,023           --
                                                     -----------    -----------

  Net cash used by investing activities                  295,216         87,500
                                                     -----------    -----------

Cash flows from financing activities:
  Net Proceeds from borrowings on short-term loans       537,157           --
  Proceeds from issuance of common stock by
    private placement                                     86,400           --
  Proceeds received from stockholders                    117,408           --
                                                     -----------    -----------

  Net cash provided by financing activities              740,965           --
                                                     -----------    -----------

Net increase (decrease) in cash                           (3,432)          --

Cash, beginning of period                                  4,282           --
                                                     -----------    -----------

Cash, end of period                                  $       850    $      --
                                                     ===========    ===========


                             See accompanying notes


                                         e-Net Financial.Com Corporation and Subsidiaries
                                                   (A Development Stage Company)
                                         Consolidated Statements of Shareholders' Equity
                                      From inception (August 18, 1988) to January 31, 2000
                                                          (Unaudited)


                                                                                                            Deficit
                                            Common Stock (1)                                Unrealized    Accumulated
                                                 Amount                     Additional     Appreciation   During the      Total
                                  Number          Per                         Paid-in      on Marketable  Development  Shareholders'
                                 of Shares       Share          Total         Capital       Securities       Stage        Equity
                                 ---------       -----          -----         -------       ----------       -----        ------
Initial capitalization           4,000,000    $     0.001    $     4,000    $    (2,000)   $      --      $      --     $     2,000

Net loss for 1997                                                                                              (2,000)       (2,000)
                                ----------    -------------------------------------------------------------------------------------
  Balance, April 30, 1997        4,000,000                         4,000         (2,000)          --           (2,000)          --

Net income for 1998                                                                --                           5,242         5,242
                                ----------    -------------------------------------------------------------------------------------
  Balance, April 30, 1998        4,000,000                         4,000         (2,000)          --            3,242         5,242

Contributed capital                                  --           10,000                                         --          10,000

e-Net reorganization             5,000,000    $     0.001          5,000         32,675                          --          37,675

Net income for 1999                                                 --             --                           2,795         2,795
                                ----------    -------------------------------------------------------------------------------------
  Balance, April 30, 1999        9,000,000                         9,000         40,675           --            6,037        55,712

Stock issued for debt reduction    300,000    $     1.375            300        205,950                                     206,250

Private Placement                  120,000    $     1.000            120         59,880                          --          60,000

Private Placement 11/99             30,200    $     1.000             30         15,070                                      15,100

Purchase of EMB Shares             250,000    $     2.000            250        249,750                                     250,000

Deferred Compensation              117,408    $     1.000            117        146,643                                     146,760

Bonus                              475,000    $     1.000            475        593,275                                     593,750

Private Placement                   11,300    $     1.000             11         11,289                                      11,300

Early Extinguishment of Debt       344,129    $     1.250            344        429,817                                     430,161

Unrealized Appreciation                                                                         40,620                       40,620

Net Loss for 2000                                                                                          (1,456,811)   (1,456,811)
                                ----------    -------------------------------------------------------------------------------------
  Balance, January 31, 2000     10,648,037                   $    10,647    $ 1,752,349    $    40,620    $(1,450,774)  $   352,842
                                ==========    ======================================================================================



                                                      See accompanying notes

NOTE 1. BASIS OF PRESENTATION:

Name Change

On January 18, 2000 the Company change its name to e-Net.com Corporation to more accurately reflect the Company's focus.

Unaudited Interim Financial Statements

In the opinion of management, the accompanying financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of e-Net Financial.Com Corporation and subsidiaries as of January 31, 2000, and the results of their operations and their cash flows for the nine months ended January 31, 2000 and 1999 respectively. These consolidated financial statements include the accounts of e-Net Financial.Com Corporation and its subsidiary companies (together "the Company").

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is still in the development stage. It relies on borrowing from shareholders and other related parties to provide a portion of the cash necessary to cover its current operating requirements. In addition, management is seeking private equity and debt capital. There are no assurances that proceeds from the sources discussed above will be available on acceptable terms or available at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. LOSS PER COMMON SHARE:

Basic and dilutive loss per common share is based on the weighted average number of common shares outstanding during the period. Outstanding options and warrants have not been included in the calculation of the weighted average shares outstanding since their effects are anti-dilutive.

NOTE 3. SHAREHOLDERS' EQUITY

During the nine months ended January 31, 2000, the Company issued 1,648,037 shares of common stock valued at $1,711,674 to certain employees, consultants, and advisors for services provided; for early extinguishments of debt; for private placement; and for acquisition investment purposes.

NOTE 4. SIGNIFICANT AGREEMENTS:

See Item 2. Management's discussions and analysis of financial condition and plan of operations for discussion of significant agreements.

NOTE 5. SUBSEQUENT EVENTS

See Item 2. Management's discussions and analysis of financial condition and plan of operations for discussion of subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

PLAN OF OPERATIONS

E-Net Financial.Com Corporation, f/k/a E-Net.com Corporation and e-Net Financial Corporation (the "Company") was incorporated on August 18, 1988, under the laws of the State of Nevada to engage in any lawful corporate undertaking. On July 11, 1994 the Company submitted its Form 10-SB to the Securities and Exchange Commission, which was declared effective on December 22, 1994, at which time the Company became a reporting company under Section 12(g) of the 1934 Securities and Exchange Act. On August 16, 1996 the Company changed its name to Suarro Communications, Inc., and on February 12, 1999 and May 12, 1999, respectively, the Company changed it name to E-Net Corporation and E-Net Financial Corporation. The Company is also qualified to do business in California

The Company acts as a technology driven financial resource to serve the needs of both the commercial and consumer markets in supplying fast and affordable mortgages and telecommunications via the Internet and through strategic alliances and partnering with established industry leaders. The Company will engage in the business of providing mortgage products and services on both the retail and wholesale levels.

The Company's business plan provides for the Company to develop and deliver through the internet and through other means, mortgage loan brokerage services. The Company does this through developing, acquiring and joint venturing with appropriate organizations and businesses. It is the Company's intention to serve as an incubator to cutting edge, technologically innovative companies; to marry their innovation to the resources necessary to bring to market new products in new ways.

The Company conducts its activities primarily through its two subsidiaries. e-Net Mortgage Corp. and VPNCOM.Net.

RESULTS OF OPERATIONS

Three months ended January 31, 2000 compared with three months ended January 31,1999:

Revenues, increased to $46,313 in the three month period ended January 31, 2000 from $20,825 in 1999. Revenues were generated primarily from consulting services and telecommunication services. The increase in revenues was attributable to the Company commencing operations in VPN.COM JV.

General and administrative expenses increased to $1,040,096 in the three month period ended January 31, 2000 from $0 in 1999. This increase is attributed to the Company having no operations in 1999. The majority of these expenses are related to the issuance of common stock to employees as bonuses, an increase in professional fees and consultant fees during the current period.

Nine months ended January 31, 2000 compared with nine months ended January 31,1999:

Revenues, increased to $91,058 in the nine month period ended January 31, 2000 from $62,475 in 1999. Revenues were generated primarily from consulting services and telecommunication services. The increase in revenues was attributable to the Company commencing operations in VPN.COM JV.

General and administrative expenses increased to $1,406,221 in the nine month period ended January 31, 2000 from $0 in 1999. This increase is attributed to Company having no operations in 1999. The majority of these expenses are related to the issuance of common stock to employees as bonuses, and an increase in professional fees and consultant fees during the current period.

Activities of E-Net Mortgage Corp. (e-Net Mortgage)

e-Net Mortgage is the Company's wholly owned subsidiary; it provides Mortgage loan brokerage services e-Net Mortgage conducts business on the Internet and through conventional methods. It has, at present, three offices: San Jose, Costa Mesa and Las Vegas. The San Jose office is currently generating cash flow; the other two offices are still being brought on line.

e-Net Mortgage has updated and improved its web site on the internet. At present it is still informational only. The Company will be making the site interactive in the near future: potential clients will be able to complete applications on-line, and will be able to check progress of their loan applications through the web site. The web site will be integrated with the sites of other divisions of the Company. Each site will link to the others and promote the services offered by the others.

As a retail mortgage broker, E-Net Mortgage is continuing the process of putting in place relationships with key mortgage lenders, nationwide. With these relationships in place the Company will be able to offer a wide range of mortgage loan products and services.

Activities of VPNCOM.Net (f/k/a City Pacific International, U.S.A., Inc.)

On December 21, 1999 the Company completed its acquisition of VPN.COM JV Partners, a Nevada Joint Venture.

VPN.COM JV is in the business of providing comprehensive broadband networks and connectivity. These networks facilitate customized telephone, video teleconferencing , internet access, and data transfer. VPN.COM JV provides vertically integrated solutions to commercial businesses, multiple dwelling unit concerns, and the hospitality industry.

VPN.COM JV Partners was integrated into City Pacific International. City Pacific changed its name to VPNCOM.Net on December 23, 1999.

Activities of the Parent Company

On January 18th, 2000 e-Net Financial.Com Corporation announced that its Common Stock had begun trading on the Berlin Stock Exchange under the symbol ENNT.DE and has been assigned the German Securities Code (Wertpapierkennumer) 925558. e-Net no longer trades on the Berlin Tradegate system.

Liquidity and Capital Resources

We have funded our operations with a combination of revenue from operations, loans from shareholders and equity proceeds.

We received $456,561 in private placement proceeds and $180,400 in loans from major shareholders during the third quarter of our fiscal year. The Company reduced total debt by $430,161, during the same period, through the aforementioned private equity sales.

Existing cash, cash equivalents, proceeds from the sale of VPNCOM.NET, operating revenue, and other internal sources of cash are expected to be sufficient to fund our cash requirements for the next 12 months, including commitments involved in announced acquisitions and general operations requirements. We will continue to evaluate acquisition opportunities and we expect to acquire additional ownership interests in new and existing companies in the next 12 months which may make it necessary for us to raise additional funds. Such additional funds will be raised through the issuance of equity securities or bank funding or other financing. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution.

We utilized $25,000 cash, a note for $125,000 (payable in 12 months), and 125,000 share of common stock for the acquisition of VPN.COM JV Partners on December 21, 1999. VPN.COM JV Partners became part of City Pacific International, Inc. City Pacific International, Inc. later changed its name to VPNCOM.NET.

Our operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. We expect to commit funds in 2000 to the development of our information technology infrastructure. There were no material capital asset purchase commitments as of January 31, 2000.

As of January 31, 2000 there were 10,648,037 shares of common stock issued and outstanding. Shareholder equity totaled $352,842. Common stock and additional paid-in capital have been retroactively restated to give effect to the e-Net reorganization.

SIGNIFICANT AGREEMENTS

On January 20th, 2000 e-Net agreed to purchase from EMB Corporation its mortgage and real estate subsidiaries, which include American Residential Funding, Inc., and Bravo Real Estate, Inc. In addition, the agreement called for e-Net to acquire the rights of EMB Corporation to purchase Titus Asset Management pursuant to an existing letter of intent between EMB and Titus.

SUBSEQUENT EVENTS

On February 2, 2000 the Company's name changed to e-Net Financial.Com Corporation. The Company's Board of Directors determined that this name is more representative of the Company's current direction and distinct from others in the marketplace.

On February 9th, 2000 a Special Meeting of Shareholders was announced and then subsequently held on February 29, 2000. Matters voted on were:

     1. Shareholders approved a Certificate of Amendment to the Company's Restated Articles of Incorporation authorizing 100,000,000 shares of common stock.
     2.   A proposed 3 for 2 stock split was not approved by the shareholders.

On February 11, 2000 e-Net Financial.Com Corporation completed the purchase of Titus Real Estate Corporation, the management company of Titus Capital Corporation.. At the present time, Titus Capital is an equity REIT. Our plan is to convert it into a hybrid REIT as soon as possible. Our goal is for Titus Capital to not only have equity holdings, but to also provide mortgage warehouse facilities for our own mortgage subsidiaries and other mortgage originators as well.

The Company is paying three hundred thousand shares (300,000), of the Company's Common Stock, and one hundred thousand (100,000) shares of the Company's Preferred Stock, Convertible at ten to one, for the acquisition. The Preferred Stock is both callable and convertible.

On February 11th, 2000 e-Net Financial.Com Corporation signed a letter of intent to acquire First Guaranty Financial Corporation, a mortgage wholesale banking institution. Terms of the transaction were not finalized. In 1999, First Guaranty funded over $500 Million in its primary markets, California, Texas and Florida, with an emphasis on government production. First Guaranty has made product balance and administrative streamlining a major goal for calendar year 2000. All corporate functions have been moved to its Costa Mesa, California headquarters. First Guaranty is an approved desktop underwriter with Fannie Mae, a FHA Direct Endorsement and Insurer, and a VA Automatic LAP. It also has 15 major investor conduits for funding, and at the present time it has a $45 million dollar warehouse line of credit.

On February 15th, 2000 e-Net Financial.Com Corporation finalized the purchase of Loan Net Mortgage Inc., a Kentucky Corporation. Loan Net is a new mortgage company that has three offices in Kentucky, and Indiana and is in the process of becoming licensed in Tennessee. Loan Net has projected total loan volume of approximately $100,000,000 for the year, with revenues of $4,000,000, and profits of $1,000,000. These will be generated by three offices located in Kentucky, and Indiana, and a fourth office soon to be on line in Tennessee. Negotiations for additional offices and net branch offices with Loan Net are presently on-going.

The terms of the purchase were as follows:

The Company acquired all of the outstanding common stock, 1,600 shares, held by the former owners: James M. Cunningham, an individual, Joni Baquerizo, an individual, and The Mortgage Store, LLC, a Tennessee corporation, in exchange for 250,000 unregistered shares of the Company's Common Stock. In addition to the Common Stock, Loan Net has issued and outstanding 400 shares of 8% non-cumulative preferred stock. The preferred stock is non-convertible and is not part of this transaction and ownership will therefore remain with its existing shareholders.

On February 28th, 2000 e-Net Financial.Com Corporation entered into a letter of intent to purchase ExpiDoc.Com Inc. ExpiDoc.Com is an Internet based nation-wide notary service, currently in 50 states and with well over 6,500 signers. The company specializes in providing mortgage brokers with a solution to complete the final and most critical step of the loan process. ExpiDoc.Com operates a one of a kind centralized software solution that takes signing requests via the Internet, and provides its clients with real time access to the status of their documents, 24 hours a day. We are projecting that by the end of this year we will be signing up approximately 120 loans a day for an average of 2600 per month with a projected net profit of approximately $110,000 per month. The terms of the purchase were not fixed.

On March 3, 2000 the Company sold VPNCOM.Net to Mr. E.G. Marchi on the following terms: two hundred and fifty thousand dollars ($250,000) payable in 30 days and two hundred and fifty thousand (250,000) shares of common stock of e-Net Financial.Com Corporation valued in the amount of $1,812,500 (based on the 3/3/00 closing price of e-Net Financial.Com Corporation stock, as reported on the Internet by Yahoo, $7.25 per share).

                                     PART II


ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES

Effective November 30, 1999 the Company executed a 2:1 forward split of its Common Stock. This increased the shares issued and outstanding to 9,420,000.

On December 21, 1999 the Company issued 125,000 shares of its Common Stock in connection with its acquisition of VPN.COM JV Partners.

During the third fiscal quarter, ended January 31, 2000 the Company sold the following shares of common stock pursuant to rule 506, Regulation D of the Securities Act of 1933.


                                Relationship        Common Stock
     Date          Name          to Company          # of shares  Per Share    Paid
     ----          ----          ----------          -----------  ---------    ----

PRIVATE ISSUE
   11/5/99  Private Investors   None                     10,500    $ 1.00     10,500
   11/9/99  Private Investors   None                      1,000    $ 1.00      1,000
  11/15/99  Private Investors   None                      2,500    $ 1.00      2,500
  11/18/99  Private Investors   None                      1,100    $ 1.00      1,100
    1/7/00  Private Investors   None                    151,994    $ 1.25    189,993
    1/7/00  Private Investors   None                    154,370    $ 1.25    192,963
    1/7/00  Major Shareholders  Major Shareholders       34,534    $ 1.25     43,168
    1/7/00  President           Officer/Director          3,231    $ 1.25      4,039
   1/10/00  Employee            Employee                    300    $ 1.00        300
   1/17/00  Private Investors   None                     11,000    $ 1.00     11,000

                                                      $ 370,529            $ 456,561


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Annual Meeting of Stockholders
          The Company held its Annual Meeting of Stockholders on December 16, 1999, at 2:30 p.m. at its branch corporate office, 1061 E. Flamingo Rd., Suite 5, Las Vegas, Nevada.

     (b)  Elected Directors of Registrant.
          The following persons were elected to serve as directors of the
          Company:

          Michael P. Roth
          Jean Oliver
          Theodore Bohrer

     (c)  Items Voted Upon By Stockholders of the Registrant.
          The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):

                                       Votes Against                  Broker
Subject                    Votes For    or Withheld    Abstentions   Non-Votes
------------------------------------------------------------------------------
Election of Directors

Michael P. Roth            2,405,000                                 2,097,500
Jean Oliver                2,405,000                                 2,097,500
Theodore Bohrer            2,405,000                                 2,097,500

Ratification of the
2:1 Stocksplit that
was effective 12/1/99      2,405,000                                 2,097,500

Ratification of all
acts of the Board of
Directors during the
prior 12 months            2,405,000                                 2,097,500

To Give the Board of
Directors the
Right to Make
Acquisitions               2,405,000                                 2,097,500

To Increase the size
of the Board of
Directors to Seven
Members                    2,405,000                                 2,097,500

To Reaffirm the
Authority of the
Board of Directors to
Change the
Company's Name to
Reflect its Business
Focus                      2,405,000                                 2,097,500



ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K, Item 2 as filed with the commission on January 27, 2000 reported the acquisition of VPN.COM JV Partners. Item 7 Financial Information was not included.

                                   SIGNATURES


    Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        e-Net Financial.Com Corporation.
                                  (Registrant)

                              Dated: March 13, 2000



                                                 By: /s/ Michael Roth
                                                 --------------------
                                                 Michael Roth
                                                 President
                                                 (Chief Executive Officer)
                         e-Net Financial.Com Corporation

                Exhibit Index to Quarterly Report on Form 10-QSB
                     For the Quarter Ended January 31, 2000

EXHIBITS

EX-27   Financial Data Schedule