Form 10KSB40
period 2000-04-30
E-NET FINANCIAL COM CORP
filed 2000-08-01
CIK 926844

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

Commission File Number:  0-24512

                         E-NET FINANCIAL.COM CORPORATION
                 (Name of small business issuer in its charter)


            NEVADA                                     84-1273503
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


          3200 BRISTOL STREET, SUITE 700, COSTA MESA, CALIFORNIA 92626
                    (Address of principal executive offices)

Issuer's telephone number:  (714) 557-2222

Securities registered under Section 12(b) of the Exchange Act:

           TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                  N/A                                     N/A
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----  ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year:  $4,689,170

         The aggregate market value of voting stock held by non-affiliates of the registrant as of July 28, 2000:
               Common stock, $.001 par value: $13,098,716

         The number of shares of the registrant's common stock outstanding as of July 25, 2000: 21,035,484 shares

         Documents incorporated by reference: Certain exhibits to the Form 10-KSB for the fiscal years ended April 30, 1997 and April 30, 1999 and amendments thereto of the registrant are incorporated herein by reference.

         Transitional Small Business Disclosure Format:  Yes        No    X
                                                            -------    -------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         e-Net Financial.Com Corporation (the "Company") was incorporated as Solutions, Incorporated on August 18, 1988, under the laws of the State of Nevada to engage in any lawful corporate undertaking. On July 11, 1994, the Company filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission, which was declared effective on December 22, 1994. At that time, the Company became a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended. On August 16, 1996, the Company changed its name to Suarro Communications, Inc., and on February 12, 1999, May 12, 1999 and on January 18, 2000, the Company changed its name to e-Net Corporation, e-Net Financial Corporation and e-Net.Com Corporation, respectively. On February 2, 2000, the Company changed its name to e-Net Financial.Com Corporation. In November of 1999, the Company split its Common Stock on a two-for-one basis. All references in this Annual Report reflect such forward split.

Recent Changes in Business Strategy and Change in Control

         Effective March 1, 1999, the Company acquired E-Net Mortgage Corporation, a Nevada corporation ("E-Net Mortgage"), and City Pacific International, U.S.A., Inc., a Nevada corporation ("City Pacific"). Pursuant to the Share Exchange Agreement and Plan of Reorganization, dated March 1, 1999, regarding E-Net Mortgage, its shareholders received 2,000,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of E-Net Mortgage, which became a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement and Plan of Reorganization, dated March 1, 1999, regarding City Pacific, its shareholders received 500,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of City Pacific, which became a wholly owned subsidiary of the Company. Effective as of that date, new directors and executive officers, of the Company were elected.

         On November 29, 1999, the Company issued Paul Stevens 250,000 shares of its Common Stock in exchange for Mr. Stevens' transfer to the Company of 500,000 shares of Common Stock of EMB Corporation ("EMB") that he owned (the "Stevens' EMB Shares"). On December 21, 1999, and in connection with that exchange, the Company entered into agreements with Digital Integrated Systems, Inc. ("DIS"), and EMB to acquire their respective 50% interests in VPN.COM JV Partners, a Nevada joint venture ("VPN Partners") involved in vertically integrated communications systems. In consideration of the purchase of the interests, the Company issued its one-year promissory note to DIS in the amount of $145,000 (the "DIS Note") and tendered to EMB the Stevens' EMB Shares. At the time of such transactions, Mr. Stevens was the sole owner of DIS and the President and Chief Executive Officer of VPN Partners. Upon the closing of the acquisitions, VPN Partners was integrated with VPNCOM.Net, Inc. (previously known as City Pacific), the other communications entity then owned by the Company.

         On March 1, 2000, the Company sold VPNCOM.Net, Inc., to E. G. Marchi, its President. The sales consideration consisted of his 30-day promissory note in the principal amount of $250,000 (paid in full on April 15, 2000), the assumption of the DIS Note, and the return of 250,000 shares of Company
Common Stock owned by him.

         On January 12, 2000, as revised on April 12, 2000, the Company entered into an agreement (the "Amended and Restated Purchase Agreement") with EMB to acquire two of its wholly owned subsidiaries, i.e., American Residential Funding, Inc., a Nevada corporation ("AMRES"), and Bravo Real Estate, Inc., a California corporation ("Brave Real Estate"). The Company also acquired all of EMB's rights to acquire Titus Real Estate LLC, a California limited liability company ("Titus")from its record owners. Titus is the management company for Titus Capital Corp., Inc., a California real estate investment trust (the "Titus REIT").

         On April 12, 2000, the Company acquired AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, the Company issued 7.5 million shares of Common Stock to EMB, paid $1,595,000, and issued its promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became wholly owned subsidiaries of the Company. As of July 28, 2000, the remaining principal balance of the promissory note was $1,066,022.

         On February 11, 2000, the Company executed a Membership Interest purchase agreement (the "Titus Purchase Agreement") for the acquisition of Titus and issued 100,000 shares of its Class B Convertible Preferred Stock (the "B Preferred") to AMRES Holdings LLC ("AMRES Holdings"), a company controlled by Vincent Rinehart, and 300,000 shares of its Common Stock to Scott A. Presta, in their capacities as the owner-members of Titus. Upon closing, Titus became a wholly owned subsidiary of the Company.

         On April 12, 2000, in accordance the provisions of the Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, AMRES Holdings demanded that its B Preferred be repurchased by the Company for an aggregate of one million dollars. On April 20, 2000, the Company, AMRES Holdings, and Mr. Presta amended the Titus Purchase Agreement to provide for a potential return of certain of the Company's capital stock issued to AMRES Holdings and Mr. Presta upon the occurrence of certain events. See Note 3 to the Audited Consolidated Financial Statements for the ten months ended April 30, 2000, the year ended June 30, 1999 and the period from Inception to June 30, 1998 for further discussion.

         On April 12, 2000, James E. Shipley was elected Chairman of the Board of Directors of the Company and Vincent Rinehart was elected a Director, President, and Chief Executive Officer. Mr. Rinehart also serves as President of AMRES and Bravo Real Estate and an executive officer and director of Titus. On May 24, 2000, Michael Roth and Jean Oliver, the sole remaining officers and directors of prior management, resigned their remaining positions with the Company. On that date, Mr. Presta, an executive officer and director of Titus, was elected a Director and Secretary of the Company and James M. Cunningham, President of LoanNet Mortgage, Inc., a Kentucky corporation ("LoanNet"), was elected a Director of the Company. On June 26, 2000, Kevin Gadawski was elected Acting Chief Financial Officer of the Company. The Company and Mr. Gadawski, an independent consultant, expect that he will become an employee of the Company on or before August 31, 2000.

         On February 14, 2000, the Company acquired all of the common stock of LoanNet , a mortgage broker with offices in Kentucky and Indiana. Pursuant to the Stock Purchase Agreement, dated February 14, 2000, the Company issued 250,000 shares of its Common Stock to the selling shareholders of LoanNet, which became a subsidiary of the Company. As of the closing of the transaction, LoanNet also had 400 shares outstanding of 8% non-cumulative, non-convertible preferred stock, the ownership of which has not changed. The preferred stock is redeemable for $100,000.

         On March 17, 2000, the Company acquired all of the common stock of ExpiDoc.com, Inc., a California corporation ("ExpiDoc"). ExpiDoc is an Internet-based, nationwide notary service, with over 6,500 affiliated notaries, that provides document signing services for various mortgage companies. Pursuant to the Stock Purchase Agreement, dated February 14, 2000, the Company issued 24,000 shares of Common Stock of the Company to the selling shareholders of ExpiDoc, which became a wholly owned subsidiary of the Company. As of the closing of the acquisition, the Company entered into management and consulting agreements with ExpiDoc's owners and management, including Messrs. Rinehart and Presta.

Operations as a Residential Mortgage Lender

         GENERAL.

         The Company, through its wholly owned subsidiary, E-Net Mortgage, had, since 1999, engaged in business as a retail mortgage broker. However, E-Net Mortgage was not capitalized to the level that permitted it to expand its operations outside of its offices in San Jose, and Costa Mesa, California, and Las Vegas, Nevada. With the pending acquisition of AMRES, E-Net Mortgage stopped conducting business in the fourth quarter of the fiscal year ended April 30, 2000. With the completion of the acquisition of AMRES, AMRES has become the principal operating mortgage subsidiary of the Company. It is the intent of the Company for AMRES to operate primarily as a mortgage banker and mortgage broker through an expansion of its existing company-owned and Net Branch operations. In addition, LoanNet will operate as a retail mortgage broker in the central and southern regions of the United States.

         LOAN STANDARDS.

         Mortgage loans made by AMRES or LoanNet are loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that, generally, do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured or VA-guaranteed. Generally, each mortgage loan having a loan-to-value ratio, as of the date of the loan, in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof.

         The mortgage loans are "one- to four-family" mortgage loans, which means permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one- to four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan must be secured by an owner occupied primary residence or second/vacation home, or by a non-owner occupied residence. The mortgaged property may not be a mobile home.

         In general, no mortgage loan is expected to have an original principal balance less than $30,000. While most loans will be less than $700,000, loans of up to $2,000,000 may be funded through their own wholesale credit lines or by brokering such loans to unaffiliated third-party mortgage lenders. Fixed rate mortgage loans must be repayable in equal monthly installments which reduce the principal balance of the loans to zero at the end of the term.

         CREDIT, APPRAISAL AND UNDERWRITING STANDARDS.

         Each mortgage loan must (i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by the Company. For certain mortgage loans which may be subject to a mortgage pool insurance policy, the Company may delegate to the issuer of the mortgage pool insurance policy the responsibility of underwriting such mortgage loans, in accordance with the Company's credit appraisal and underwriting standards. In addition, the Company may delegate to one or more lenders the responsibility of underwriting mortgage loans offered to the Company by such lenders, in accordance with the Company's credit, appraisal and underwriting loans.

         The Company's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. In the loan application process, prospective mortgagors will be required to provide information regarding such factors as their assets, liabilities, income, credit history, employment history and other related items. Each prospective mortgagor will also provide an authorization to apply for a credit report which summarizes the mortgagor's credit history. With respect to establishing the prospective mortgagor's ability to make timely payments, the Company will require evidence regarding the mortgagor's employment and income, and of the amount of deposits made to financial institutions where the mortgagor maintains demand or savings accounts. In some instances, mortgage loans may be made by the Company under a Limited Documentation Origination Program. For a mortgage loan to qualify for the Limited Documentation Origination Program, the prospective mortgagor must have a good credit history and be financially capable of making a larger cash down payment in a purchase, or be willing to finance less of the appraised value, in a refinancing, than would otherwise be required by the Company. Currently, only mortgage loans with certain loan-to-value ratios will qualify for the Limited Documentation Origination Program. If the mortgage loan qualifies, the Company waives some of its documentation requirements and eliminates verification of income and employment for the prospective mortgagor. The Limited Documentation Origination Program has been implemented relatively recently and accordingly its impact, if any, on the rates of delinquencies and losses experienced on the mortgage loans so originated cannot be determined at this time.

         The Company's underwriting standards generally follow guidelines acceptable to FNMA ("Fannie Mae") and FHLMC ("Freddie Mac"). The Company's underwriting policies may be varied in appropriate cases. In determining the adequacy of the property as collateral, an independent appraisal is made of each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the appraiser's judgment of values, giving appropriate weight to both the market value of comparable homes and the cost of replacing the property.

         Certain states where the mortgaged properties may be located are "anti-deficiency" states, where, in general, lenders providing credit on one to four-family properties must look solely to the property for repayment in the event of foreclosure. See "Certain Legal Aspects of the Mortgage Loans-Anti-Deficiency Legislation and Other Limitations on Lenders". The Company's underwriting standards in all states (including anti-deficiency states) require that the underwriting officers be satisfied that the value of the property being financed, as indicated by the independent appraisal, currently supports and is anticipated to support in the future the outstanding loan balance, and provides sufficient value to mitigate the effects of adverse shifts in real estate values.

         Each mortgage broker agrees to indemnify the Company against any loss or liability incurred by the Company on account of any breach of any representation or warranty made by the borrower, any failure to disclose any matter that makes any such representation and warranty misleading, or any inaccuracy in information furnished by the borrower to the Company. Upon the breach of any misrepresentation or warranty made by a borrower, the Company may require the mortgage broker to repurchase the related mortgage loan.

         TITLE INSURANCE POLICIES.

         The Company will usually require that, at the time of the origination of the mortgage loans and continuously thereafter, a title insurance policy be in effect on each of the mortgaged properties and that such title insurance policy contain no coverage exceptions, except those permitted pursuant to the guidelines established by FNMA.

Certain Legal Aspects of Mortgage Loans

         GENERAL.

         The mortgages originated by the Company and its licensed affiliates are either mortgages or deeds of trust, depending upon the prevailing practice in the state in which the property subject to a mortgage loan is located. A mortgage creates a lien upon the real property encumbered by the mortgage. It does not, generally, have priority over liens for real estate taxes and assessments. Priority between mortgages depends on their terms and generally on the order of filing with a state or county office. There are two parties to a mortgage, the mortgagor, who is the borrower and homeowner (the "Mortgagor"), and the mortgagee, who is the lender. Under the mortgage instrument, the Mortgagor delivers to the mortgagee a note or bond and the mortgage. Although a deed of trust is similar to a mortgage, a deed of trust formally has three parties, the borrower-homeowner called the trustor (similar to a Mortgagor), a lender (similar to a mortgagee) called the beneficiary, and a third-party grantee called the Trustee. Under a deed of trust, the borrower grants the property, irrevocably until the debt is paid, in trust, generally with a power of sale, to the Trustee to secure payment of the obligation. The Trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by law, the express provisions of the deed of trust or mortgage, and, in some cases, the directions of the beneficiary.

         FORECLOSURE.

         Foreclosure of a deed of trust is generally accomplished by a non-judicial Trustee's sale under a specific provision in the deed of trust which authorizes the Trustee to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. In some states, the Trustee must record a notice of default and send a copy to the borrower-trustor and to any person who has recorded a requests for a copy of a notice of default and notice of sale. In addition, the Trustee must provide notice in some states to any other individual having an interest in the real property, including any "junior lienholders". The borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears, plus the costs and expenses incurred in enforcing the obligation. Generally, state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

         Foreclosure of a mortgage is generally accomplished by judicial action. The action is initiated by the service of legal pleadings upon all parties having an interest in the real property. Delays in completion of the foreclosure may occasionally result from difficulties in locating necessary parties. Judicial foreclosure proceedings are often not contested by any of the parties. However, even when the mortgagee's right to foreclose is contested, the court generally issues a judgment of foreclosure and appoints a referee or other court officer to conduct the sale of the property.

         In the case of foreclosure under either a mortgage or a deed of trust, the sale by the referee or other designated officer or by the Trustee is a public sale. However, because of the difficulty a potential buyer at the sale would have in determining the exact status of title and because the physical condition of the property may have deteriorated during the foreclosure proceedings, it is uncommon for a third party to purchase the property at the foreclosure sale. Rather, it is common for the lender to purchase the property from the Trustee or referee for an amount equal to the principal amount of the mortgage or deed of trust, accrued and unpaid interest and the expense of foreclosure. Thereafter, the lender will assume the burdens of ownership, including obtaining casualty insurance and making such repairs at its own expense as are necessary to render the property suitable for sale. The lender will commonly obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the property may not equal the lender's investment in the property. Any loss may be reduced by the receipt of any mortgage insurance proceeds.

         RIGHTS OF REDEMPTION.

         In some states, after sale pursuant to a deed of trust or foreclosure of a mortgage, the borrower and foreclosed junior lienors are given a statutory period in which to "redeem" the property from the foreclosure sale. In some states, redemption may occur only upon a payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure. In other states, redemption may be authorized if the former borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The rights of redemption would defeat the title of any purchaser from the lender subsequent to foreclosure or sale under a deed of trust. Consequently, the practical effort of the redemption right is to force the lender to retain the property and pay the expenses of ownership until the redemption period has expired.

         ANTI-DEFICIENCY LEGISLATION AND OTHER LIMITATIONS ON LENDERS.

         Certain states have imposed statutory prohibitions which limit the remedies of a beneficiary under a deed of trust or a mortgage. In some states, statutes limit the right of the beneficiary or mortgagee to obtain a deficiency judgment against the borrower following foreclosure or sale under a deed of trust. A deficiency judgment would be a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the real property and the amount due to the lender. Other statutes require the beneficiary or mortgagee to exhaust the security afforded under a deed of trust or mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. Finally, other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a beneficiary or a mortgagee from obtaining a large deficiency judgment against the former borrower as a result of low or no bids at the judicial sale.

         In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including the federal bankruptcy laws and state laws affording relief to debtors, may interfere with or affect the ability of a secured mortgage lender to realize upon collateral and/or enforce a deficiency judgment. For example, with respect to federal bankruptcy law, a court with federal bankruptcy jurisdiction may permit a debtor through his or her Chapter 11 or Chapter 13 rehabilitative plan to cure a monetary default in respect of a mortgage loan on a debtor's residence by paying arrears within a reasonable time period and reinstating the original mortgage loan payment schedule even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the residence had yet occurred) prior to the filing of a debtor's petition. Some courts with federal bankruptcy jurisdiction have approved plans based on the particular facts of the reorganization case, that effected the curing of a mortgage loan default by paying arrearages over a number of years.

         Courts with federal bankruptcy jurisdiction have also indicated that the terms of a mortgage loan secured by property of the debtor may be modified. These courts have suggested that such modification may include reducing the amount of each monthly payment, changing the rate of interest, altering the repayment schedule, and reducing the lender's security interest to the value of the residence, thus leaving the lender a general unsecured creditor for the difference between the value of the residence and the outstanding balance of the loan.

         The Internal Revenue Code of 1986, as amended, provides priority to certain tax liens over the lien of a mortgage. In addition, substantive requirements are imposed upon mortgage lenders in connection with the origination and the servicing of mortgage loans by numerous Federal and some state consumer protection laws. These laws include the federal Truth-In-Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Credit Billing Act, Fair Credit Reporting Act, and related statutes. These federal laws impose specific statutory liabilities upon lenders who originate mortgage loans and who fail to comply with the provisions of the law. In some cases, this liability may affect assignees of the mortgage loans.

         ENFORCEABILITY OF CERTAIN PROVISIONS.

         Certain of the mortgage loans contain due-on-sale clauses. These clauses permit the lender to accelerate the maturity of the loan if the borrower sells, transfer or conveys the property. The enforceability of these clauses has been the subject of legislation and litigation in many states, and in some cases the clauses have been upheld, while in other cases their enforceability has been limited or denied.

         Upon foreclosure, courts have imposed general equitable principles. These equitable principles are generally designed to relieve the borrower from the legal effect of a default under the loan documents. Examples of judicial remedies that have been fashioned include judicial requirements that the lender undertake affirmative and expensive actions to determine the causes for the borrower's default and the likelihood that the borrower will be able to reinstate the loan. In some cases, courts have substituted their judgment for the lender's judgment and have required that lenders reinstate loans or recast payment schedules in order to accommodate borrowers who are suffering from temporary financial disability. In other cases, courts have limited the right of the lender to foreclose if the default under the mortgage instrument is not monetary, such as the borrower failing to maintain the property adequately or the borrower executing a second mortgage or deed of trust affecting the property. Finally, some courts have been faced with the issue of whether federal or state constitutional provisions reflecting due process concerns for adequate notice require that borrowers under deeds of trust or mortgages receive notices in addition to the statutorily-prescribed minimum. For the most part, these cases have upheld the notice provision as being reasonable or have found that the sale by a trustee under a deed of trust, or under a mortgage having a power of sale, does not involve sufficient state action to afford constitutional protections to the borrowers.

         APPLICABILITY OF USURY LAWS.

         Title V of the Depository Institutions Deregulation and Monetary Control Act of 1980 ("Title V"), provides that state usury limitations do not apply to certain types of residential first mortgage loans originated by certain lenders after March 31, 1980. The Federal Home Loan Bank Board is authorized to issue rules and regulations and to publish interpretations governing implementation of Title V, the statute authorizes any state to reimpose interest rate limits by adopting a law or constitutional provision which expressly rejects application of the federal law. In addition, even where Title V is not so rejected, any state is authorized by the law to adopt a provision limiting discount points or other charges on mortgage loans covered by Title V. As of the date hereof, certain states have taken action to reimpose interest rate limits and/or to limit discount points or other charges.

Mortgage Software and Technology

         AMRES currently uses loan origination software developed by an independent third party, which is accessible by its Company-owned offices and at Net Branch offices through an Intranet system. This software can quickly review the underwriting guidelines for a vast number of loan products, including those offered by Fannie Mae and Freddie Mac and select the appropriate loan product for the borrower. The software then allows the routing of pertinent information to the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages, and the automated systems of independent lenders such as IndyMac. Thus, in less than one hour, a borrower can receive loan approval, subject only to verification of financial information and appraisal of the subject property. The software also permits the contemporaneous ordering and review of preliminary title reports and escrow instructions.

         The AMRES Intranet system allows Net Branch offices around-the-clock access to the system. Loan officers can also access the AMRES Intranet utilizing Intel(R) Corporation's ProShare(R) video conferencing system which permits the loan officer or borrower to see and talk directly to an underwriting staff member or other individuals involved in the mortgage loan transaction.

         CUSTOMER SERVICE AND SUPPORT.

         The Company's customer service and support organization provides Net Branch owners with on-line technical support, training, consulting and implementation services. These services consist of the following:

         CUSTOMER EDUCATION AND TRAINING.

         The Company offers training courses designed to meet the needs of end users, integration experts and system administrators. The Company also trains customer personnel who in turn may train end-users in larger deployments. Training classes are provided at the customers' offices or on-line with an on-line tutorial. No fees are charged the to Net Branch for these services.

         SYSTEM MAINTENANCE AND SUPPORT.

         The Company offers telephone, electronic mail and facsimile customer support through its central technical support staff at the Company's headquarters. The Company also provides customers with product documentation and release notes that describe features in new products, known problems and workarounds, and application notes.

Nationwide Notary Services

         ExpiDoc is an Internet-based nationwide notary service that specializes in providing mortgage brokers with a solution to assist with the final step of the loan process: notarizing signatures of the loan documents. This is accomplished through ExpiDoc's automation of the process, its knowledgeable, experienced staff, and proprietary technology. ExpiDoc provides its clients with real-time access to the status of their documents, 24 hours a day. ExpiDoc's proprietary software executes both the front office notary coordination and the back office administration.

Sales and Marketing

         As of July 28, 2000, the Company marketed and sold its mortgage banking services primarily through a direct sales force based in Costa Mesa, California. The Company's sales and marketing organization consisted of approximately 35 employees as of April 30, 2000. The Company markets its mortgage loan products through its four Company-owned offices in Southern California and approximately 83 Net Branch offices in California, Georgia, Oklahoma, Nevada, Tennessee, Washington, Arizona and Florida. LoanNet also maintains offices in Bowling Green, Kentucky, Louisville, Kentucky and Indianapolis, Indiana. The sales efforts of the Company to market its Net Branch opportunities are located primarily in the Company's Costa Mesa, California headquarters office.

Competition

         The Company faces intense competition in the origination, acquisition and liquidation of its mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including real estate investment trusts. Many of the Company's competitors have greater financial resources than the Company.

Proprietary Rights and Licensing

         The Company's success is dependent, to a degree, upon proprietary technology. The Company may rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners to protect its proprietary rights. The Company may seek to protect its electronic mortgage product delivery systems, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's systems or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its systems infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Certain components of the electronic mortgage products delivery system currently employed by the Company are not proprietary to the Company and other competitors may acquire such components and develop similar or enhanced systems for the electronic delivery of mortgage products to mortgage brokers and borrowers.

         In addition, the Company relies on certain software that it licenses from third parties, including software which is used in conjunction with the Company's mortgage products delivery systems. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software or data licenses could result in delays or cancellations in of contracts with Net Branch operations until equivalent software can be identified and licensed or developed and integrated with the Company's product offerings. Any such delay or cancellation could materially adversely affect the Company's business, financial condition or results of operations.

Environmental Matters

         The Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

         In the course of its business, the Company may acquire properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Trade Names and Service Marks

         The Company intends to file various applications to register its service marks on the principal register of the United States Patent and Trademark Office. The Company intends to register its service marks in such states as it deems necessary and desirable.

         The Company will devote substantial time, effort and expense toward developing name recognition and goodwill for its trade names for its operations. The Company intends to maintain the integrity of its trade names, service marks and other proprietary names against unauthorized use and to protect the licensees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade name and other proprietary names and marks could adversely affect the Company's sales of licenses under such trade name and other proprietary names and marks. The Company knows of no current materially infringing uses.

Employees

         As of April 30, 2000, the Company employed a total of 79 persons. Of the total, seven officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, of whom one was engaged in sales and marketing, one was in investor relations and compliance, and five were in finance and administration. There were 72 employees of the Company's subsidiaries, of whom 34 were engaged in sales and marketing and 38 in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal place of business is in Costa Mesa, California, where we lease an approximately 4,500 square foot facility for $126,000 per annum (subject to usual and customary adjustments). This location houses our corporate finance and administration functions. ExpiDoc and the Costa Mesa office of AMRES also lease space at this facility on a month-to-month basis for $1,000 and $4,000, respectively. We are currently negotiating a new lease at this facility.

         AMRES leases additional facilities: Long Beach, California (month-to-month, $3,450 per month); Menifee, California (month-to-month, $2,236 per month); Palmdale, California (month-to-month, $ 1,911 per month), and Riverside, California (term expiring in 2003, $2,117 per month). LoanNet leases three facilities on month-to-month terms: Bowling Green, Kentucky ($2,000 per month); Louisville, Kentucky ($2,538 per month), and Indianapolis, Indiana ($1,925 per month).

         We believe that our current facilities will be adequate to meet our needs, and that we will be able to obtain additional or alternative space when and as needed on acceptable terms.

         The Company may also hold real estate for sale from time to time as a result of its foreclosure on mortgage loans that may become in default.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not engaged in any legal proceedings other than routine litigation in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      Special Meeting of Stockholders

         The Company held a Special Meeting of Stockholders on February 29, 2000 at the Marriott Suites Hotel, at 500 Anton Blvd., Costa Mesa, California, at 2:30 p.m., PST.

         (b)      Not applicable.

         (c)      Items Voted Upon by Stockholders of the Registrant.

                  The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as abstentions and broker non-votes):

                                    Votes Against                    Broker
Subject               Votes For      or Withheld     Abstentions    Non-Votes
------------------------------------------------------------------------------

Increase in number
Of authorized
Shares of Common
Stock from
20,000,000 to
100,000,000            5,781,653        2,100            -0-        4,437,784

Ratification of a
3:2 Stock split          117,394    5,666,359            -0-        4,437,784


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

         The Common Stock of the Company is currently quoted on the OTC Bulletin Board, under the symbol "ENNT".

         When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stock" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document;

(b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

         For several years prior to March of 1999, the market price of the Common Stock of the Company was either nominal or non-existent because the Company had no substantial assets and had little or no operations. However, after the Company entered into an acquisition agreement regarding the purchase of certain assets of e-Net Mortgage and City Pacific in March 1999, the Common Stock of the Company began trading. Following the execution of the initial agreement with EMB to acquire certain of its assets, in January 2000, more active trading of the Company's Common Stock commenced.

         The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by National Quotation Bureau, L.L.C., for the periods indicated.

                                                  High              Low
Fiscal Year Ended April, 1999:
-----------------------------
1st Quarter .............................         $  .01          $   .01
2nd Quarter .............................         $  .01          $   .01
3rd Quarter .............................         $  .02          $   .01
4th Quarter .............................         $ 6.00          $   .02

Fiscal Year Ended April 30, 2000:
--------------------------------
1st Quarter .............................         $ 7.50          $  2.00
2nd Quarter .............................         $ 7.00          $  1.19
3rd Quarter .............................         $12.88          $  1.00
4th Quarter .............................         $14.50          $  3.25

         The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

         On July 28, 2000, the closing bid and asked prices of the Common Stock of the Company were $1.63 and $1.69 per share, respectively. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

         As of July 28, 2000, there were 21,035,484 shares of Common Stock issued and outstanding which were held by approximately 65 holders of record and approximately 1,100 beneficial holders. As of July 28, 2000, there were no shares of Class A Convertible Preferred Stock or Class B Convertible Preferred Stock outstanding and 20,000 shares of Series C Convertible Preferred Stock.

Dividends

         The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to the dividend rights of the Series C Convertible Preferred Stock. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Results of Operations

         The consolidated statement of operations for the ten months ended April 30, 2000, includes the operating results of Titus, LoanNet, and ExpiDoc from the dates of acquisition, and the Company from April 12, 2000.

         TEN MONTHS ENDED APRIL 30, 2000, COMPARED TO THE YEAR ENDED JUNE 30, 1999.

         REVENUE.

         Revenue increased by $1.11 million or 31% to $4.69 million during the ten months ended April 30, 2000, from $3.55 million during the year ended June 30, 1999, primarily due to the development and growth of the "net branch" program of AMRES. Revenues from Titus, ExpiDoc, and LoanNet amounted to less than 10% of total revenues.

         At the start of fiscal 1999, AMRES operated branch offices in Long Beach and Colton, California. In January of 1999, the Menifee, California, office was opened and in April of 1999, the Costa Mesa, California, office was opened. The addition of these two branch offices has helped expand the volume of loans closed each month from approximately an average of 55 loans per month in 1999 to an average of 80 loans per month in 2000. This growth is expected to continue as evidenced by the closing of over 130 loans in the month of June 2000.

         The establishment and growth of the net branch program has also positively impacted revenues. From its inception to the date of this filing, the net branch program has steadily grown to its current count of 83 net branches. Management believes that the net branch operations will continue to be a viable growth vehicle in the future.

         Another reason that revenues have increased relates to the inclusion of additional states in which AMRES is licensed to conduct business. AMRES has steadily increased the number of states in which it is licensed to conduct business (23 states, as of April 30, 2000, in comparison with one state, as of the start of the 1999 fiscal year).

         COST OF REVENUE AND GROSS PROFIT.

         The cost of revenue increased by $1.11 million or 48% to $3.41 million during the ten months ended April 30, 2000, from $2.30 million during the year ended June 30, 1999. The cost of revenue as a percentage of revenue increased by nearly 8% to approximately 72% during the ten months ended April 30, 2000, in comparison with the 1999 fiscal year. This increase in costs, or reduction in gross profit percentage from 35% to approximately 27%, is directly attributable to the increased volume of transactions closed with the advent of the net branch program. AMRES earns an average net commission, based on loan value, of approximately 0.6% for loans funded by its company-owned branches. Under the net branch arrangement, AMRES earns a lower percentage commission on the loan value, typically 0.38%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses totaled $3.06 million and $1.30 million for the ten months ended April 30, 2000, and the year ended June 30, 1999, respectively. Included in selling, general and administrative expense for the ten months ended April 30, 2000, is a nonrecurring charge in connection with the conversion of the B Preferred into Common Stock for the incremental value of $1.0 million, based on the difference between the carrying value of the B Preferred and the fair value of the Common Stock of $2.0 million, since the holders are key management of the ongoing operations. Also included in selling, general and administrative expense during the ten months ended April 30, 2000, are the operating results of the newly acquired businesses for which selling, general and administrative expenses totaled $0.4 million. As a percentage of revenue, selling, general and administrative expenses increased by 28.5% to 65.2% for the ten months ended April 30, 2000 from 36.7% for the year ended June 30, 1999.

         YEAR ENDED JUNE 30, 1999, COMPARED TO THE PERIOD FROM MARCH 13, 1998 (INCEPTION), THROUGH JUNE 30, 1998.

         REVENUE AND COST OF REVENUE.

         There was no revenue and, as such, no cost of revenue for the period from Inception through June 30, 1998. During this period, the Company incurred minimal costs associated with its incorporation and start-up. For the year ended June 30, 1999, revenue and cost of revenue were $3.5 million and $2.3 million, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses were minimal during the period from Inception through June 30, 1998 and were associated with the Company's incorporation and start-up. During the year ended June 30, 1999, selling, general and administrative expenses totaled $1.30 million and related primarily to costs of opening and maintaining the four branch offices, the commencement of the net branch operations in January of 1999, and the costs associated with employee compensation.

Liquidity and Capital Resources

         At April 30, 2000, the Company had a working capital deficit of $2.8 million, compared to a deficiency of $80,000 at June 30, 1999. On May 2, 2000, we completed a private placement raising a total of $2.0 million, less costs of $300,000. These funds were used to finance our current operations and reduce our indebtedness to EMB to approximately $2.4 million (as of July 31, 2000, $1.066 million). We require financing to meet its cash requirements to service our obligations and fund future operating cash flow deficiencies. These factors raise substantial doubt about our ability to continue as a going concern and no adjustments have been made to these consolidated financial statements as a result of these uncertainties. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our cash requirements depend on several factors, including, but not limited to, the following:

         o The pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow;

         o  The cash portion of future acquisition transactions, if any;
            and

         o The ability to obtain additional market share for our services.

         Management is seeking one or more additional private placements under Regulation D of the Securities Act of 1933 totaling three million dollars to repay its current obligations and $1.5 million to provide working capital for operations. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to obligations as they become due.

         If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all.

         Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

         As we continue our growth plan into the next fiscal year, we will require significant cash demands and aggressive cash management. In meeting our objectives in the past, we raised significant funds through a combination of issuances of common stock, preferred stock, and debt placements with affiliates. Cash and cash equivalents were $285,583 at April 30, 2000, compared to $105,317 at June 30, 1999. Cash outflows from operating activities for the ten months ended April 30, 2000, totaled $702,248, compared to cash outflows of $26,792 for the year ended June 30, 1999, and were due to the operating loss caused by higher selling, general and administrative expenses. Cash flows from operating activities for the period from Inception to June 30, 1998, were not significant.

         Cash inflows from investing activities for the ten months ended April 30, 2000, totaled $178,188, compared with cash outflows from investing activities of $119,321 for the year ended June 30, 1999. This increase was primarily due to cash received with our purchases of Titus, LoanNet, ExpiDoc, and AMRES resulting in a total of $160,419. See Note 3 to the Audited Consolidated Financial Statements for the ten months ended April 30, 2000, the year ended June 30, 1999, and the period from Inception to June 30, 1998 for further discussion.

         Cash generated from financing activities totaled $704,326 during the ten months ended April 30, 2000, compared to $160,000 for the year ended June 30, 1999, and $95,000 for the period from Inception to June 30, 1998. The increases during the earlier periods were due to proceeds received from related parties. The increase during the ten months ended April 30, 2000, was primarily due to the issuance of Series C Convertible Preferred Stock for total net proceeds of approximately $1.7 million. Additionally, we received $459,326 from related parties. These increases were offset by payments on notes to related parties of approximately $1.53 million.

Inflation

         Inflation rates in the United States have not had a significant impact on the Company's operating results for the three years ended April 30, 2000.

Income Taxes

         As of April 30, 2000, we had approximately $1.9 million and $930,000 of Federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The net deferred tax assets at April 30, 2000, and 1999, before considering the effects of the Company's valuation allowance amounted to approximately $710,000 and $25,000, respectively. We have provided an allowance for substantially all the net deferred tax assets as management has not been able to determine that it is more likely than not that the deferred tax asset will be realized through future operations. In addition, included in the net operating loss carryforwards are approximately $471,000 acquired in the acquisitions discussed above. The Federal and state tax codes provide for restrictive limitations on the annual utilization of net operating loss carryforwards to offset taxable income when the stock ownership of a company significantly changes. In light of the Company's significant stock activity, certain of the net operating loss carryforwards are subject to such annual limitations.

ITEM 7.  FINANCIAL STATEMENTS.

         Information with respect to this Item is set forth in "Index to Financial Statements."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 1, 2000, the Company dismissed its independent accountants, Cacciamatta Accountancy Corporation. The report of Cacciamatta Accountancy Corporation for the fiscal year ended April 30, 1999 contained no adverse opinion, disclaimers of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The decision to dismiss the firm of Cacciamatta Accountancy Corporation was made by the Board of Directors of the Company. At no time during the engagement of Cacciamatta Accountancy Corporation as independent accountants for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure. Disclosure of this dismissal was first contained in the Current Report on Form 8-K dated March 1, 2000, which was filed by the Company with the Securities and Exchange Commission on March 8, 2000. On March 1, 2000, the Company, as required by Item 304(a)(3) of Regulation S-B, advised Cacciamatta Accountancy Corporation of this disclosure. On March 24, 2000, the Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission. Attached as an exhibit to that filing was the response of Cacciamatta Accountancy Corporation, dated March 8, 2000, concerning its dismissal as the Company's principal accountant.

         On March 1, 2000, the Company engaged the firm of McKennon Wilson & Morgan LLP, of Irvine, California, as independent accountants for the Company. Prior to March 1, 2000, neither the Company, nor anyone on its behalf, had consulted with McKennon Wilson & Morgan LLP concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. Disclosure of this engagement was first contained in the Current Report on Form 8-K dated March 1, 2000, which was filed by the Company with the Securities and Exchange Commission on March 8, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

NAME(1)(2)            AGE     POSITION
----------            ---     --------
James M. Cunningham   57      Director
Kevin Gadawski        32      Principal Accounting and Acting Chief Financial
                              Officer
Scott A. Presta       28      Director and Secretary
Vincent Rinehart      50      Director, President, and Chief Executive Officer
James E. Shipley      64      Chairman of the Board of Directors

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

         There are no family relationships between any directors or executive officers of the Company. The background and principal occupations of each director and executive officer of the Company are as follows:

         Mr. Cunningham has been a director of the Company since May 24, 2000. He held the position of Vice Chairman of the Board of Mercantile Banc and Trust, President of FSA Holdings, and CEO of Mercantile Bank in Dallas, Texas. In addition, Mr. Cunningham has served in the capacity as an advisory director and President and Director on the Boards of several financial and mortgage banking entities. He received a Bachelor of Science Commerce Degree from St. Louis University with majors in Finance and Accounting and attended the Stanford University Mortgage Banking School through the Mortgage Bankers Association.

         Mr. Gadawski has been the Acting Chief Financial Officer since
June 26, 2000. From May of 1995 to June of 2000, he held various financial management positions at both the corporate and divisional levels of Huffy Corporation, a public company in Miamisburg, Ohio. Mr. Gadawski, a Certified Public Accountant, was employed for four years in the audit practice of KPMG Peat Marwick, LLP, in Cincinnati, Ohio.

         Mr. Presta has been a director and the Secretary of the Company since April 12, 2000. A former member of the National Association of Securities Dealers, Inc., he was the licensed General Securities Principal of Pacific Coast Financial Services, Inc., ("Pacific Coast"), a brokerage firm in Long Beach, California, from October of 1993 through November of 1995. Following his tenure with the brokerage firm, Mr. Presta formed a series of companies that were involved in the real estate and oil and gas industries, one of which, Titus, was acquired by the Company. Mr. Presta attended California State University Long Beach from 1989 through Spring of 1992, when he became employeed by Pacific Coast.

         Mr. Rinehart has been a director and the President and Chief Executive Officer of the Company since April 12, 2000. He also serves in the following capacities: Chairman of the Board of AMRES (commencing in 1997); Chief Executive Officer of Firstline Mortgage, Inc., a HUD-approved originator of FHA, VA, and Title 1 loans (commencing in 1985); and Chairman of the Board of Firstline Relocation Services, Inc., a three office enterprise that provides real estate sales, financing, destination, and departure services to Fortume 500 companies (commencing in 1995). Mr. Rinehart received his B.A. in Business Administration from California State University at Long Beach in 1972.


         Mr. Shipley has been a director and Chairman of the Board of the Company since April 12, 2000. Until June 21, 2000, he served as a director of EMB (commencing January 15, 1996), as President and Chief Executive Officer (commencing April 29, 1996), and as Principal Financial and Accounting Officer (commencing March 1, 1999). From 1993 to July 2, 1998, Mr. Shipley was a director and President of Sterling Alliance Group, Ltd., an affiliate of EMB, which sold substantially all of its assets and operations to EMB in exchange for shares of its common stock. He was the Managing Director of EMB Mortgage Corporation from October of 1993 to April of 1996. Mr. Shipley has served as the Managing Director of ERA Sterling Real Estate, a real estate brokerage firm, from 1987 to 1998. He received a Bachelor of Science degree from Eastern Illinois University in 1960.

Compliance with Section 16(a) of Securities Exchange Act of 1934

         To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation received for services rendered to the Company in all capacities, for the last three fiscal years ended April 30, 2000, by (i) the Company's former and current Chief Executive Officers, and (ii) all other executive officers whose aggregate compensation during fiscal 2000 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                                          AWARDS
                                                                                                      ---------------
                                                                 ANNUAL COMPENSATION                     NUMBER OF
                                                       -------------------------------------------      SECURITIES
                                                                                         OTHER          UNDERLYING
     NAME AND PRINCIPAL POSITION            YEAR        SALARY          BONUS(1)      COMPENSATION     OPTIONS/SARS
-------------------------------------     --------     ---------       ---------      -------------   ---------------
Michael Roth (1)                            2000       $26,600              -0-         $221,408         100,000
former Chief Executive Officer              1999            -0-             -0-               -0-             -0-
                                            1998           N/A             N/A                -0-            N/A

Vincent Rinehart (2)                        2000      $127,444              -0-          $11,907              -0-
Chief Executive Officer and President       1999           N/A             N/A               N/A             N/A
                                            1998           N/A             N/A               N/A             N/A

Jean Oliver (3)                             2000       $39,188              -0-         $126,103          50,000
former Secretary/Treasurer and  Controller  1999            -0-             -0-               -0-             -0-
                                            1998           N/A             N/A               N/A             N/A

Theodore Bohrer (4)                         2000       $22,500              -0-         $167,966          75,000
former Vice President                       1999            -0-             -0-               -0-             -0-
                                            1998           N/A             N/A               N/A             N/A

--------------------

(1) In March of 1999, Mr. Roth was appointed Chief Executive Officer and President of the Company. Other compensation consists of the fair market value of the 138,381 shares of the Company's Common Stock issued to Mr. Roth during the fiscal year indicated. In July of 1999, Mr. Roth was granted options to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, which options were cancelled in connection with the issuance of such 138,381 shares.

(2) In April of 2000, Mr. Rinehart was appointed Chief Executive Officer and President of the Company. The compensation referenced in the above chart relates to compensation earned during the relevant year as chief Executive Officer of AMRES and includes non-salary compensation of $11,907.

(3) In April of 1999, Ms. Oliver was appointed Secretary/Treasurer and Controller of the Company. Other compensation consists of the fair market value of the 65,364 shares of the Company's Common Stock issued to Ms. Oliver during the fiscal year indicated. In connection with her appointment, she was granted options to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, which options were cancelled in connection with the issuance of such 65,364 shares.

(4) In April of 1999, Mr. Bohrer was appointed Vice President of the Company. Other compensation consists of the fair market value of the 103,940 shares of the Company's Common Stock issued to Mr. Bohrer during the fiscal year indicated. In connection with his appointment, he was granted options to purchase up to 75,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, which options were cancelled in connection with the issuance of such 103,940 shares.

2000 Stock Compensation Program

         The Company has reserved shares of Common Stock for issuance under its 2000 Stock Compensation Program (the "Plan"), as amended. At April 30,
2000, no options or stock bonuses covering shares of Common Stock had been granted and issued under the Plan to any employees, officers or directors. During fiscal year 2000, the Company issued 687,908 shares of common stock as compensation and stock bonuses to employees and in consideration of various consulting agreements with third parties. These shares were issued pursuant to that certain Registration Statement on Form S-8, as amended, which became effective on January 26, 2000.

Board Compensation

         Directors of the Company receive no compensation as a Director but they are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of July 25, 2000, by (a) each beneficial owner of more than five percent of the Company's Common Stock, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

BENEFICIAL OWNER (1)                           SHARES BENEFICIALLY OWNED         PERCENTAGE BENEFICIALLY OWNED
--------------------                           -------------------------         -----------------------------
EMB Corporation (2)........................          7,500,000                                 36.0%
H-Group LLC (3)............................          1,000,000                                  4.8%
Host Hospitality Management (3)............          1,000,000                                  4.8%
Kingstreet Guaranty Inc. (3)...............          1,000,000                                  4.8%
M-Corp Financial (3).......................          1,000,000                                  4.8%
James M. Cunningham (4, 5).................             71,000                                  *
Scott A. Presta (4)........................            244,500                                  1.2%
Vincent Rinehart (4, 6)....................          1,067,500                                  5.12%
James W. Shipley (4, 7)....................                 -0-                                 *
All directors and executive officers
as a group (5 persons) (8) ................          1,394,000                                  6.7%

----------

* Less than one percent of the outstanding shares of Common Stock.

(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.

(2) Certain directors and executive officers of the Company are shareholders of EMB. Its address is: 10159 E. 11th Streeet, Suite 415, Tulsa, Oklahoma 74128.

(3) This entity is solely owned by Michael Roth, fomerly a director and President of the Company. Its address is: 12851 Haster Street, #10-B, Garden Grove, California 90804.

(4) The person's address is: 3200 Bristol Street, Suite 700, Costa Mesa, California 92626.

(5) Does not include approximately 25,000 shares of the Company's Common Stock owned of record by EMB, which are potentially issuable to Mr. Cunningham upon a dividend distribution of 7,500,000 shares of the Company's Common Stock owned of record by EMB to its shareholders. Mr. Cunningham is a shareholder of EMB.

(6) Represents shares of the Company owned by AMRES, an entity beneficially owned by Mr. Rinehart, but does not include approximately 12,555 shares of the Company's Common Stock owned of record by EMB and 207,960 shares of the Company's Common Stock owned of record by EMB, all of which are potentially issuable to AMRES, upon a dividend distribution of 7,500,000 shares of the Company's Common Stock owned of record by EMB to its shareholders. Mr. Rinehart and AMRES are shareholders of EMB.

(7) Does not include approximately 12,555 shares of the Company's Common Stock owned of record by EMB, which are potentially issuable to Mr. Shipley upon a dividend distribution of 7,500,000 shares of the Company's Common Stock owned of record by EMB to its shareholders. Mr. Shipley is a shareholder of EMB.

(8) Includes all of the shares of Common Stock set forth in the chart and the shares of Common Stock owned by an executive officer who is not a director of the Company. Does not include any of the excluded shares referenced in footnotes 5, 6, and 7.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Effective March 1, 1999, the Company acquired E-Net Mortgage and City Pacific. Pursuant to the Share Exchange Agreement and Plan of Reorganization, dated March 1, 1999, regarding E-Net Mortgage, its shareholders received 2,000,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of E-Net Mortgage, which became a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement and Plan of Reorganization, dated March 1, 1999, regarding City Pacific, its shareholders received 500,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of City Pacific, which became a wholly owned subsidiary of the Company.

         On November 29, 1999, the Company issued Mr. Stevens 250,000 shares of its Common Stock in exchange for his transfer to the Company of the Stevens' EMB Shares. On December 22, 1999, and in connection with that exchange, the Company entered into agreements with DIS, and EMB to acquire their respective 50% interests in VPN Partners. In consideration of the purchase of the interests, the Company issued the DIS Note and tendered to EMB the Stevens' EMB
Shares. At the time of such transactions, Mr. Stevens was the sole owner of DIS and the President and Chief Executive Officer of VPN Partners.

         On March 1, 2000, the Company sold VPNCOM.Net, Inc., to E. G. Marchi, its President. The sales consideration consisted of his 30-day promissory note in the principal amount of $250,000 (paid in full on April 15, 2000), the assumption of the DIS Note, and the return of 250,000 shares of Company
Common Stock owned by him.

         On February 11, 2000, the Company executed the Titus Purchase Agreement for the acquisition of Titus and issued 100,000 B Preferred shares to AMRES Holdings, a company controlled by Mr. Rinehart, and 300,000 shares of its Common Stock to Mr. Presta, in their capacities as the owner-members of Titus. In April of 2000, AMRES Holdings was issued 1,000,000 shares of the Company's common Stock in exchange for the cancellation of 100,000 B Preferred shares.

         On February 14, 2000, the Company acquired all of the common stock of LoanNet. Pursuant to the Stock Purchase Agreement, dated February 14, 2000, the Company issued 250,000 shares of its Common Stock to the selling shareholders of LoanNet, which became a subsidiary of the Company.

         On March 17, 2000, the Company acquired all of the common stock of ExpiDoc. Pursuant to the Stock Purchase Agreement, dated February 14, 2000 , the Company issued 24,000 shares of Common Stock of the Company to the selling shareholders of ExpiDoc, which became a wholly owned subsidiary of the Company. As of the closing of the acquisition, the Company entered into management and consulting agreements with ExpiDoc's owners and management, including Messrs. Rinehart and Presta.

         On April 12, 2000, the Company acquired AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, the Company issued 7.5 million shares of Common Stock to EMB, paid $1,750,000, and issued its promissory note in the initial amount of $2,250,000, and AMRES and Bravo Real Estate became wholly owned subsidiaries of the Company.

         On April 13, 2000, an officer loaned the Company $300,000, due April 12, 2001, together with interest at 10% per annum. Subsequent to April 30, 2000, the note, including accrued interest, was settled with the issuance of 150,000 shares of Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

         (a)      EXHIBITS:

         2.1 Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and E-Net Mortgage Corporation is incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended April 30, 1999, filed on August 13, 1999 (the "1999 10-KSB").

         2.2 Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and City Pacific International, U.S.A., Inc., is incorporated by reference to
                  Exhibit 2.4 to the 1999 10-KSB.

         3.1 Certificate and Articles of Incorporation, as filed with the Nevada Secretary of State on August 18, 1988 is incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB of the Registrant filed on September 1, 1994.

         3.2 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 29, 1997, is incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended April 30, 1997, filed on January 4, 1999.

         3.3 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 19, 1999, is incorporated by reference to Exhibit 3.4 to the 1999 10-KSB.

         3.4 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on May 12, 1999, is incorporated by reference to Exhibit 3.5 to the 1999 10-KSB.

         3.5 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on January 18, 2000, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on January 27, 2000 (the "January 8-K").

         3.6* Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 2, 2000.

         3.7* Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on March 3, 2000.

         3.8*     Amended and Restated By-laws of the Registrant.

         4.1* Certificate of Designations, Preferences and Rights of Class A Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

         4.2* Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

         4.3* Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

         10.1 Joint Venture Agreement dated February 25, 1999 between City Pacific International U.S.A., Inc., and Omnetrix International, Inc., isincorporated by reference to Exhibit
                  10.1 to the 1999 10-KSB.

         10.2 Limited Partnership Agreement dated July 1, 1999, between the Registrant and Genesis Residential Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the 1999 10-KSB.

         10.2a* Termination Notice dated November 8, 1999, between the Registrant and Genesis Residential Healthcare, Inc.

         10.2b* Release of All Claims dated December 2, 1999, between the Registrant and Genesis Residential Healthcare, Inc.

         10.3 Amended Employment Agreement dated March 1, 1999, between the Registrant and Michael Roth, is incorporated by reference to
                  Exhibit 10.3 to the Amended Annual Report on Form 10-KSB/A of the Registrant for the fiscal year ended April 30, 1999, filed on September 22, 1999 (the "Amended 1999 10-KSB").

         10.4 Amended Employment Agreement dated March 1, 1999 between the Registrant and Theodore A. Bohrer, is incorporated by reference to Exhibit 10.4 to the Amended 1999 10-KSB/A.

         10.5 Amended Employment Agreement dated March 1, 1999 between the Registrant and Jean Oliver, dated March 1, 1999, is incorporated by reference to Exhibit 10.5 to the Amended 1999 10-KSB/A.

         10.6 Amended Employment Agreement dated March 1, 1999, between City Pacific International U.S.A., Inc., and E.G. Marchi, is incorporated by reference to Exhibit 10.6 to the Amended 1999 10-KSB/A.

         10.7 Purchase Agreement dated December 22, 1999 between the Registrant, as purchaser, and Digital Integrated Systems, Inc., as seller, of 50% interest in VPN.COM JV Partners is incorporated by reference to Exhibit 10.1 to the January 8-K.

         10.8 Purchase Agreement dated December 22, 1999 between the Registrant, as purchaser, and EMB Corporation, as seller, of 50% interest in VPN.COM JV Partners is incorporated by reference to Exhibit 10.2 to the January 8-K.

         10.9* Agreement for the Purchase/Sale of Corporate Stock, dated March 1, 2000, between the Registrant and E. G. Marchi.

         10.10    Membership Interest Purchase Agreement dated February 11,
                  2000 between the Registrant, as purchaser, and Scott Presta and AMRES Holdings LLC, as sellers, of all of the outstanding stock of Titus Real Estate LLC is incorporated by this reference to Exhibit 10.0 to the Current Report on Form 8-K of the Registrant filed on February 25, 2000 (the "February 8-K").

         10.11 Stock Purchase Agreement dated February 14, 2000 between the Registrant, as purchaser, and James M. Cunningham, Joni Baquerizo and The Mortgage Store LLC, as sellers, of all of the outstanding common stock of LoanNet Mortgage, Inc. is hereby incorporated by reference to Exhibit 10.1 to the February 8-K.

         10.12 Stock Purchase Agreement dated March 17, 2000 between the Registrant, as purchaser, and Tony Tseng and Christina Lee, as sellers, of all of the outstanding stock of ExpiDoc.com, Inc., is hereby incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on March 31, 2000 (the "March 8-K").

         10.13 Employment Agreement between ExpiDoc.com, Inc., and Tony Tseng is hereby incorporated by reference to Exhibit 10.2 to the March 8-K.

         10.14 Employment Agreement between ExpiDoc.com, Inc., and Christina Lee is hereby incorporated by reference to Exhibit 10.3 to the March 8-K.

         10.15 Management Agreement dated March 17, 2000, between ExpiDoc.com, Inc., and Document Services Management, Inc., is hereby incorporated by reference to Exhibit 10.4 to the March 8-K.

         10.16 Consulting Agreement dated March 17, 2000, between ExpiDoc.com, Inc., and Scott Presta, is hereby incorporated by reference to Exhibit 10.5 to the March 8-K.

         10.17 Consulting Agreement dated March 17, 2000, between ExpiDoc.com, Inc., and Vincent Rinehart, is hereby incorporated by reference to Exhibit 10.6 to the March 8-K.

         10.18 Amended and Restated Purchase Agreement dated April 12, 2000, by and between the Registrant and EMB Corporation, is hereby incorporated by this reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 19, 2000.

         10.19 Securities Purchase Agreement, dated April 7, 2000, between the Registrant and Cranshire Capital, L.P.; The dotCom Fund, LLC; EURAM Cap Strat. "A" Fund Limited; and Keyway Investments Ltd. is hereby incorporated by this reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on April 19, 2000, (the "April 8-K").

         10.20 Warrant to Purchase Common Stock dated April 7, 2000, issued to Cranshire Capital, L. P., is hereby incorporated by reference to Exhibit 10.2 to the April 8-K.

         10.21 Warrant to Purchase Common Stock dated April 7, 2000, issued to The dotCom Fund, LLC, is hereby incorporated by reference to Exhibit 10.3 to the April 8-K.

         10.22 Warrant to Purchase Common Stock dated April 7, 2000, issued to EURAM Cap Strat. "A" Fund Limited is hereby incorporated by reference to Exhibit 10.4 to the April 8-K.

         10.23 Warrant to Purchase Common Stock dated April 7, 2000, issued to Keyway Investments Ltd. is hereby incorporated by reference to Exhibit 10.5 to the April 8-K.

         10.24 Registration Rights Agreement dated April 7, 2000 between the Registrant and Cranshire Capital, L.P.; The dotCom Fund, LLC; EURAM Cap Strat. "A" Fund Limited; and Keyway Investments Ltd., is hereby incorporated by reference to Exhibit 10.6 to the April 8-K.

         10.25* Securities Purchase Agreement dated May 2, 2000, between the Registrant and RBSTB Nominees Limited (A/C) as Trustee of Jupiter European Special Situations Fund.

         10.26* Warrant to Purchase Common Stock dated May 2, 2000, issued to RBSTB Nominees Limited (A/C) as Trustee of Jupiter European Special Situations Fund.

         10.27* Registration Rights Agreement dated May 2, 2000, between the Registrant and RBSTB Nominees Limited (A/C) as Trustee of Jupiter European Special Situations Fund.

         16.1 Letter from Kish, Leake & Associates, P.C., resigning as independent accountant for the Registrant is incorporated by reference to Exhibit 16 to the Current Report on Form 8-K of the Registrant filed on September 4, 1996.

         16.2 Letter dated March 8, 1999 from Cacciamatta Accountancy Corporation in response to dismissal as independent accountants for the Registrant is incorporated by reference to
                  Exhibit 1` to the Amended Current Report on Form 8-K/A of the Registrant filed on March 24, 2000.

         21.1*    Description of the subsidiaries of the Registrant.

         27.1*    Financial Data Schedule.

         (* denotes filed herewith)

         (b)      REPORTS ON FORM 8-K.

                  1. The Company filed a Current Report on Form 8-K on February 25, 2000, reflecting the acquisition of LoanNet Mortgage, Inc., and Titus Real Estate LLC.

                  2. The Company filed a Current Report on Form 8-K/A on February 29, 2000, including the financial statements for the acquisition of VPN.COM JV Partners.

                  3. The Company filed a Current Report on Form 8-K on March 8, 2000, reflecting the change of independent accountants.

                  4. The Company filed an Amended Current Report on Form 8-K/A on March 24, 2000, including the response of the former independent accountants to the Form 8-K originally filed on March 8, 2000.

                  5. The Company filed a Current Report on Form 8-K on March 31, 2000, reflecting the acquisition of ExpiDoc.com, Inc.

                  6. The Company filed an Amended Current Report on Form 8-K/A on April 3, 2000, including the financial statements for the acquisition of VPN.COM JV Partners.

                  7. The Company filed a Current Report on Form 8-K on April 19, 2000, reflecting the sale of shares of Series C Convertible Preferred Stock of the Company to Cranshire Capital, L.P.; The dotCom Fund, LLC; EURAM Cap Strat. "A" Fund Limited; and Keyway Investments Ltd.

                  8. The Company filed an Amended Current Report on Form 8-K/A on April 19, 2000, reflecting the Amended and Restated Stock Purchase Agreement with EMB Corporation.

                  9. The Company filed an Amended Current Report on Form 8-K/A on April 26, 2000, including the financial statements for the acquisition of Titus Real Estate LLC.

                  10.     The Company filed an Amended Current Report on
                  Form 8-K/A on May 1, 2000, including the financial statements for the acquisition of LoanNet Mortgage, Inc.

                  11. The Company filed an Amended Current Report on Form 8-K/A on June 26, 2000, including the financial statements for the acquisition of American Residential Funding, Inc., from EMB Corporation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: e-Net Financial.Com Corporation


            By:  /S/ VINCENT RINEHART
                 ----------------------------
                 Vincent Rinehart, President


         In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    July 31, 2000


By:      /S/ JAMES E. SHIPLEY               /S/ VINCENT RINEHART
         -----------------------------      ----------------------------------
         James E. Shipley                   Vincent Rinehart
         Chairman of the Board              Director, President and Chief
                                            Executive Officer


By:      /S/ KEVIN GADAWSKI                 /S/ SCOTT A. PRESTA
         -----------------------------      ----------------------------------
         Kevin Gadawski                     Scott A. Presta
         Principal Accounting and           Director and Secretary
         Acting Chief Financial Officer


By:      /S/ JAMES M. CUNNINGHAM
         -----------------------------
         James M. Cunningham
         Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     PAGE
                                                                                     ----

Report of Independent Auditors                                                       F-2

Consolidated Balance Sheets as of April 30, 2000 and June 30, 1999                   F-3

Consolidated Statements of Operations for the Ten Months Ended April 30, 2000,
   the Year Ended June 30, 1999, and the Period from March 31,1998 (Inception)
   to June 30, 1998                                                                  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Ten Months
   Ended April 30, 2000, the Year Ended June 30, 1999, and the Period from March
   31,1998 (Inception) to June 30, 1998                                              F-5

Consolidated Statements of Cash Flows for the Ten Months Ended April 30, 2000,
   the Year Ended June 30, 1999, and the Period from March 31,1998 (Inception)
   to June 30, 1998                                                                  F-7

Notes to the Consolidated Financial Statements                                       F-10


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
e-Net Financial.Com Corporation

We have audited the accompanying consolidated balance sheets of e-Net Financial.Com Corporation ("e-Net") and subsidiaries (collectively, the "Company") as of April 30, 2000, and June 30, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the ten (10) months ended April 30, 2000, for the year ended June 30, 1999, and the period from March 13, 1998, ("Inception") to June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Net Financial.Com Corporation and subsidiaries as of April 30, 2000, and June 30, 1999, and the results of their operations and their cash flows for the ten months ended April 30, 2000, for the year ended June 30, 1999, and the period from Inception to June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has a working capital deficit and tangible net worth, and other adverse financial indicators. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 2, e-Net entered into a merger agreement with American Residential Funding, Inc. ("AMRES"), whereby e-Net is deemed to have been acquired by AMRES for accounting purposes. Accordingly, the accompanying consolidated financial statements have been retroactively restated to include the historical assets and liabilities, and the historical operations of AMRES for all periods presented. The operations of e-Net are included in the accompanying consolidated financial statements from the date of acquisition, April 12, 2000, to April 30, 2000.

                                              /s/ MCKENNON, WILSON & MORGAN LLP
                                              ---------------------------------
Irvine, California
July 21, 2000
                         e-NET FINANCIAL.COM CORPORATION

                           Consolidated Balance Sheets

                     As of April 30, 2000, and June 30, 1999



                                                                                     2000                     1999
                                                                                ----------------         ---------------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                                  $       285,583          $        105,317
     Accounts receivable, net of allowance for doubtful
       accounts of $37,436 and $0, respectively                                         260,438                   128,325
     Notes receivable from related parties (Note 4)                                      41,163                   100,000
     Prepaids and other current assets                                                  107,509                     8,525
                                                                                ----------------         ----------------
         Total current assets                                                           694,693                   342,167

     Property and equipment, net (Note 5)                                               241,545                    16,524
     Goodwill, net of accumulated amortization
       of $122,749 (Note 3)                                                           3,914,420                         -
     Other assets                                                                        20,435                       572
                                                                                ----------------         ----------------
                                                                                $     4,871,093          $        359,263
                                                                                ================         ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                           $       254,662          $         23,517
     Accrued registration and acquisition costs                                         175,000                         -
     Other accrued expenses                                                             155,389                   143,839
     Notes payable to related parties (Note 6)                                        2,788,076                   255,000
     Other current liabilities                                                          127,636                         -
                                                                                ----------------         ----------------
         Total current liabilities                                                    3,500,763                   422,356

Other liabilities (Note 7)                                                              139,649                       746
                                                                                ----------------         ----------------
         Total liabilities                                                            3,640,412                   423,102
                                                                                ----------------         ----------------
Commitments and contingencies (Note 8)

Stockholders' equity (deficit) (Notes 9 and 12):

     Series C convertible preferred stock                                             1,140,697                         -
     Common stock, $0.001 par value; 100,000,000 shares authorized;
        20,053,937 and 7,500,000, respectively, issued and outstanding
                                                                                         19,854                     7,500
     Additional paid-in capital                                                       8,269,101                         -
     Accumulated deficit                                                             (5,868,238)                  (71,339)
     Deferred compensation                                                             (339,733)                        -
     Treasury stock, at cost                                                         (1,991,000)                        -
                                                                                ----------------         ----------------
         Total stockholders' equity (deficit)                                         1,230,681                   (63,839)
                                                                                ----------------         ----------------
                                                                                $     4,871,093          $        359,263
                                                                                ================         ================

        See accompanying notes to these consolidated financial statements
                         e-NET FINANCIAL.COM CORPORATION
                      Consolidated Statements of Operations


                                                          For the                                   For the Period From
                                                         Ten-Months            For the Year            March 13, 1998,
                                                           Ended                  Ended             (Inception) through
                                                       APRIL 30, 2000         JUNE 30, 1999            JUNE 30, 1998
                                                     -----------------      ----------------        ------------------
Revenues:
     Loan origination fees                           $       4,647,848      $      3,547,932      $                -
     Other                                                      41,322                     -                       -
                                                      ----------------       ---------------       --------------------
         Total revenues                                      4,689,170             3,547,392                       -

Cost of mortgage brokerage commissions                       3,411,750             2,304,100                       -
                                                      ----------------       ---------------       -------------------
     Gross profit                                            1,277,420             1,243,832                       -

Operating expenses-
   Selling, general and administrative (Note 8)              3,059,374             1,301,013                   3,570
                                                      ----------------       ---------------       -------------------
     Operating loss                                         (1,781,954)              (57,181)                 (3,570)

Other income (expense), net                                    (14,945)               (3,088)                      -
                                                      ----------------       ---------------       --------------------
     Net loss                                        $      (1,796,899)     $        (60,269)     $           (3,570)
                                                      ================       ===============       ====================
Basic and diluted loss per share                     $           (0.22)     $          (0.01)
                                                      ================       ===============
Weighted average common shares outstanding                   8,222,636             7,500,000
                                                      ================       ===============

        See accompanying notes to these consolidated financial statements
                         e-NET FINANCIAL.COM CORPORATION
            Consolidated Statements of Stockholders' Equity (Deficit)

        For the Period from March 13, 1998 (Inception), to June 30, 1998 the Year Ended June 30, 1999, and the Ten Months Ended April 30, 2000

                                                        Class B
                                                      Convertible                       Series C
                                                       Preferred                  Convertible Preferred           Common Stock
                                                --------------------------       ------------------------  -------------------------
                                                  Shares         Amount            Shares       Amount       Shares        Amount
                                                -----------    -----------       -----------  -----------  -----------   -----------
Common stock issued to founders of AMRES                 --             --                --           --    7,500,000   $     7,500
Net loss for the period from March 17, 1998
    (inception), through June 30, 1998                   --             --                --           --           --            --
                                                -----------    -----------       -----------  -----------  -----------   -----------
Balances, June 30, 1998                                  --             --                --           --    7,500,000         7,500
Net loss                                                 --             --                --           --           --
                                                -----------    -----------       -----------  -----------  -----------   -----------
Balances, June 30, 1999                                  --             --                --           --    7,500,000         7,500
Acquisition of Titus on February 11, 2000           100,000      1,000,000                --           --      300,000           300
Acquisition of LoanNet on February 16, 2000
                                                         --             --                --           --      250,000           250
Acquisition of Expidoc on March 17, 2000                 --             --                --           --       24,000            24
Shares retained by shareholders in
    recapitalization on April 12, 2000                   --             --                --           --   10,979,937        10,780
Dividend deemed distributed at April 12, 2000,
    for AMRES                                            --             --                --           --           --            --
Issuance of Series C Convertible Preferred, net
    costs of $225,000                                    --             --            20,000    1,775,000           --            --
Value of warrant issued in connection with
    Series C Convertible Preferred                       --             --                --     (281,362)          --            --
Value of beneficial conversion feature of Series
    C Convertible Preferred                              --             --                --     (352,941)          --            --
Conversion of Class B Convertible
    Preferred                                      (100,000)    (1,000,000)               --           --    1,000,000         1,000
Contributed capital from EMB                             --             --                --           --           --            --
Net loss                                                 --             --                --           --           --            --
                                                -----------    -----------       -----------  -----------  -----------   -----------
Balances, April 30, 2000                                 --             --            20,000  $ 1,140,697   20,053,937   $    19,854
                                                ===========    ===========       ===========  ===========  ===========   ===========

       See accompanying notes to these consolidated financial statements
                         e-NET FINANCIAL.COM CORPORATION
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (continued)

        For the Period from March 13, 1998 (Inception), to June 30, 1998 the Year Ended June 30, 1999, and the Ten Months Ended April 30, 2000

                                                           Additional                      Deferred     Accumulated
                                                        Paid-In Capital  Treasury Stock  Compensation     Deficit          Total
                                                        ---------------  --------------  ------------   ------------    ------------
Common stock issued to founders of AMRES
                                                          $        --    $        --     $        --    $    (7,500)    $        --
Net loss for the period from March 17, 1998
    (Inception), through June 30, 1998                             --             --              --         (3,570)         (3,570)
                                                          -----------    -----------     -----------    -----------     -----------
Balances, June 30, 1998                                            --             --              --        (11,070)         (3,570)
Net loss                                                           --             --              --        (60,269)        (60,269)
                                                          -----------    -----------     -----------    -----------     -----------
Balances, June 30, 1999                                            --             --              --        (71,339)        (63,839)
Acquisition of Titus on February 11, 2000                     599,700             --              --             --       1,600,000
Acquisition of LoanNet on February 16, 2000                 2,305,375             --              --             --       2,305,625
Acquisition of Expidoc on March 17, 2000                      196,486             --              --             --         196,510
Shares retained by shareholders in recapitalization on
    April 12, 2000                                          2,114,881     (1,991,000)       (339,733)            --        (205,072)
Dividend deemed distributed at April 12, 2000, for
    AMRES
                                                                   --             --              --     (4,000,000)     (4,000,000)
Issuance of Class C Convertible Preferred, net of costs
    of $225,000                                                    --             --              --                      1,775,000
Value of warrant issued in connection with Series C
    Convertible Preferred                                     281,362             --              --                             --
Value of beneficial conversion feature of Series C
    Convertible Preferred                                     352,941             --              --                             --
Conversion of Class B Convertible
    Preferred
                                                            1,999,000             --              --             --       1,000,000
Contributed capital from EMB                                  419,356             --              --             --         419,356
Net loss                                                           --             --              --     (1,796,899)     (1,796,899)
                                                          -----------    -----------     -----------    -----------     -----------
Balances, April 30, 2000                                  $ 8,269,101    $(1,991,000)    $  (339,733)   $(5,868,238)    $ 1,230,681
                                                          ===========    ===========     ===========    ===========     ===========

       See accompanying notes to these consolidated financial statements
                         e-NET FINANCIAL.COM CORPORATION
                      Consolidated Statements of Cash Flows

                                                                                                         For the Period
                                                                 For the                                  From March 13,
                                                                Ten Months            For the Year       1998 (Inception)
                                                                  Ended                   Ended              through
                                                              April 30, 2000          June 30, 1999       June 30, 1998
                                                            -----------------       ---------------      ----------------
Cash flows from operating activities:
   Net loss                                                 $     (1,796,899)       $      (60,269)      $        (3,570)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                     132,440                 2,225                     -
   Provision for doubtful accounts                                    12,699                     -                     -
   Compensation on conversion of B Preferred                       1,000,000                     -                     -
   Changes in operating assets and liabilities, net
       of acquisitions:
     Increase in accounts receivable                                 (99,351)             (128,325)                    -
     Increase in other current assets                                 (2,946)               (8,525)                    -
     Increase in accounts payable                                    131,789                23,517                     -
     Increase in accrued registration and
       acquisition fees                                              100,000                     -                     -
     Increase (decrease) in other accrued expenses                  (179,234)              143,839                     -
     Increase (decrease) in other current liabilities                   (746)                  746                     -
                                                            -----------------       ---------------      ---------------

   Net cash used in operating activities                            (702,248)              (26,792)               (3,570)
                                                            -----------------       ---------------      ---------------

Cash flows from investing activities:
   Increase in other assets                                           (1,845)                 (572)                    -
   Issuance (repayment) of note
       receivable to related party                                    39,400              (100,000)                    -
   Purchase of property and equipment                                (19,786)              (18,749)                    -
   Purchase of companies, net of cash acquired                       147,970                     -                     -
   Recapitalization of e-Net, net of cash acquired                    12,449                     -                     -
                                                            -----------------       ---------------      ---------------

   Net cash provided by (used in) investing activities
                                                                     178,188              (119,321)                    -
                                                            ----------------        ---------------      ---------------

Cash flows from financing activities:
   Proceeds from notes payable to related parties                    459,326               240,000               130,000
   Payments on notes payable to related parties                   (1,530,000)              (80,000)              (35,000)
   Proceeds from sale of C Preferred                               1,775,000                     -                     -
                                                            ----------------        ---------------      ---------------

   Net cash provided by financing activities                         704,326               160,000                95,000
                                                            ----------------        ---------------      ---------------

Net increase in cash                                                 180,266                13,887                91,430
Cash at beginning of period                                          105,317                91,430                     -
                                                            ----------------        ---------------      ---------------

Cash at end of period                                      $         285,583        $      105,317       $        91,430
                                                            ================        ===============      ===============

        See accompanying notes to these consolidated financial statements
                         e-NET FINANCIAL.COM CORPORATION
                     Consolidated Statements of Cash Flows
                                  (continued)

                                                                                                         For the Period
                                                                 For the                                 From March 13,
                                                                Ten Months          For the Year        1998 (Inception)
                                                                  Ended                 Ended               through
                                                            April 30, 2000          June 30, 1999        June 30, 1998
                                                            -----------------      ---------------      ----------------
Cash paid for interest and income taxes was not significant during the periods presented.

 Supplemental disclosure of non-cash financing
   and investing activities:
  B Preferred and common stock issued for
   acquisition of Titus                                     $       1,600,000      $             -      $              -
                                                            =================      ===============      ================
  Common stock issued for acquisition of
   LoanNet
                                                            $       2,305,625      $             -      $              -
                                                            =================      ===============      ================
  Common stock issued for acquisition of
   ExpiDoc
                                                            $         196,510      $             -      $              -
                                                            =================      ===============      ================
  Dividend deemed distributed resulting from
   issuance of note payable                                 $       4,000,000      $             -      $              -
                                                            =================      ===============      ================
  Value of C Preferred beneficial conversion
   feature                                                  $         281,362      $             -      $              -
                                                            =================      ===============      ================
  Value of warrants issued with issuance of C
   Preferred                                                $         352,941      $             -      $              -
                                                            =================      ===============      ================
  Issuance of common stock for conversion of B
   Preferred                                                $       1,000,000      $             -      $              -
                                                            =================      ===============      ================
  Capital contributed in satisfaction of debt               $         419,356      $             -      $              -
                                                            =================      ===============      ================

LoanNet Acquisition, Net of Cash Acquired:
  Working capital deficit, other than cash
   acquired                                                 $         (55,776)                   -                     -
  Property and equipment                                               84,089                    -                     -
  Preferred stock not acquired                                       (100,000)                   -                     -
  Purchase price in excess of the net assets acquired
                                                                    2,226,873                    -                     -
  Capital Stock issued in acquisition                              (2,305,625)                   -                     -
                                                            -----------------      ---------------      ----------------

  Net cash obtained in acquisition of LoanNet               $        (150,439)     $             -      $              -
                                                            =================      ===============      ================

ExpiDoc Acquisition, Net of Cash Used:
  Working capital deficit, other than cash acquired         $         (11,317)                   -                     -
  Purchase price in excess of the net assets acquired                 210,296                    -                     -
  Capital stock issued in acquisition                                (196,510)                   -                     -
                                                            -----------------      ---------------      ----------------

  Net cash used to acquire ExpiDoc                          $           2,469      $             -      $              -
                                                            =================      ===============      ================

        See accompanying notes to these consolidated financial statements
                         e-NET FINANCIAL.COM CORPORATION
                      Consolidated Statements of Cash Flows
                                  (continued)

                                                                                                         For the Period
                                                                 For the                                 From March 13,
                                                                Ten Months          For the Year        1998 (Inception)
                                                                  Ended                 Ended               through
                                                             April 30, 2000         June 30, 1999        June 30, 1998
                                                            -----------------      ---------------      ----------------
Titus Acquisition, Net of Cash Acquired
  Purchase price in excess of the net assets acquired       $       1,600,000       $             -      $              -
  Capital stock issued in acquisition                              (1,600,000)                    -                     -
                                                            -----------------      ----------------     -----------------
                                                            $               -       $             -      $              -
                                                            =================      ================     =================

       See accompanying notes to these consolidated financial statements
                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTE 1 - GENERAL

E-net Financial.Com Corporation ("e-Net"), a Nevada corporation, was originally incorporated on August 18, 1988, under the name of Solutions, Inc. Subsequently, its name was changed to Suarro Communications, Inc. on August 16, 1996, to e-Net Corporation on February 12, 1999, and to e-Net Financial.Com Corporation on February 2, 2000. Since inception, e-Net has had insignificant operations.

Effective March 1, 1999, e-Net, e-Net Mortgage Corporation ("e-Net Mortgage") and City Pacific International, Inc. ("City Pacific") merged under a Plan of Reorganization. E-Net Mortgage, a Nevada corporation, formally known as the Hospitality Group, Inc., was formed on November 20, 1996, to engage in the business of providing retail and wholesale mortgage products and service. However, such operations did not commence. City Pacific, a Nevada corporation, was formed on July 10, 1997, to provide telecommunications products and services for commercial and residential customers, directly or through joint ventures with strategic partners. City Pacific did not achieve material operations.

On December 21, 1999, e-Net completed its acquisition of VPN.COM JV Partners, a Nevada Joint Venture. VPN.COM JV Partners provides comprehensive broadband networks and connectivity. These networks facilitate customized telephone, video teleconferencing, Internet access, and data transfer. City Pacific changed its name to VPNCOM.NET, Inc. on December 23, 1999. E-Net sold VPNCOM.NET, Inc. on March 1, 2000, at a gain of approximately $1.8 million, since this business did not meet its business focus. The gain on the sale, and the historical results of the discontinued operations of VPNCOM.NET, Inc., have been excluded from the historical consolidated financial statements of e-Net due to the change in reporting entity in connection with acquisitions of new businesses as discussed below.

Through a series of acquisitions of new businesses, the new management team delivers, through the Internet and through other means, mortgage loan brokerage and notary public services. E-Net acquired companies with the intent to fund and manage their business growth. On January 20, 2000, e-Net entered into, and announced, a letter of intent to acquire all the issued and outstanding common stock of American Residential Mortgage, Inc. ("AMRES") from EMB Corporation ("EMB"). Management believed the transaction was probable of being completed at the date of the announcement. Additionally, e-Net acquired Titus Real Estate, Inc., ("Titus"), LoanNet Mortgage, Inc. ("LoanNet") and Expidoc.com, Inc. ("Expidoc"), with the expectation that the AMRES acquisition would close in a reasonable time period.

On April 12, 2000, e-Net acquired AMRES from EMB for 7,500,000 shares of common stock, representing approximately 40% of the outstanding voting stock of e-Net and a $4,000,000 note payable. AMRES is a Nevada corporation organized on March 13, 1998, for the purpose of originating and selling HUD-insured mortgages and conventional loans. E-Net, prior to a series of acquisitions in February and March 2000, was considered a blank-check company with limited operating history, and, accordingly, AMRES is considered the acquiror for financial reporting purposes. As such, the acquisition has been accounted for as a recapitalization of AMRES; therefore, the accompanying consolidated financial statements reflect the historical assets and liabilities and the related historical operations of AMRES, in a manner similar to a pooling of interests, for all periods presented.

                        e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of e-Net and its wholly-owned subsidiaries, collectively, the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company requires financing to meet its cash requirements. Management is seeking one or more initial private placement under Regulation D of the Securities Act of 1933 totaling $3.0 million to repay its current obligations and $1.5 million to provide working capital for operations. There are no assurances the Company will obtain financing on terms acceptable to management. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

FISCAL YEAR END

The Company has elected an April 30 fiscal year for financial and income tax reporting purposes.

STOCK SPLIT

During November 1999, outstanding shares of common stock were split two-for-one. All share and per share amounts have been retroactively restated for all periods presented.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

                        e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
GOODWILL

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is amortized on a straight-line basis over the expected periods to be benefited. Management estimated the periods to be benefited at seven to ten years. During the 10-months ended April 30, 2000, amortization of goodwill amounted to $122,749.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Long-lived assets, including goodwill, of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates quarterly the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. The amount of impairment, if any, is measured based on fair value or discounted cash flows, and is charged to operations in the period in which such impairment is determined by management.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

REVENUE RECOGNITION

Notary services related revenue is recognized when the services are performed. Loan origination fees are recognized when the corresponding loan has been closed and funded.

REGISTRATION COSTS

Direct costs to register restricted common shares (the "Registration") are accrued at the time the shares are issued. At April 30, 2000, the Company accrued $125,000 for estimated legal, accounting, and filing fees directly related to the Registration. The Company charged operations approximately $100,000 relating to the costs of registering the 7,500,000 shares of its common stock issued to acquire AMRES, since the acquisition of AMRES was accounted at historical bases in a manner similar to a pooling of interest.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make
                        e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company continues to account for stock-based compensation under APB No. 25.

LOSS PER COMMON SHARE

The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Due to the net losses incurred during the ten months ended April 30, 2000, the year ended June 30, 1999, and the period from Inception to June 30, 1998, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share.

Anti-dilutive securities at April 30, 2000, which could be dilutive in future periods, include the C Preferred, warrants, and options convertible into approximately 763,774 shares of common stock. The incremental shares not included in the weighted average shares outstanding for dilutive EPS in 2000, are 202,349 shares.

REPORTING COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). The Company adopted the provisions of this statement during fiscal 1999, with no impact on the accompanying consolidated financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "Disclosures of an Enterprise and Related Information" requires disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. At April 30, 2000, the Company, by definition, had only one segment.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

                        e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTE 3 - ACQUISITIONS

TITUS REAL ESTATE, INC.

On February 11, 2000, e-Net acquired all the issued and outstanding capital stock of Titus in a tax-free exchange valued at $1.6 million. Titus is an entity which retains rights to manage the operations of a Real Estate Investment Trust ("REIT") that owns certain apartment complexes consisting of 121 units. Titus and AMRES have historically had common management, and such individuals are also officers and key employees of e-Net. The purchase price consisted of 300,000 shares of common stock subject to a share-cancellation amendment dated March 1, 2000, valued at $600,000 and 100,000 shares of Class B Convertible Preferred stock (the "B Preferred") with a redemption price of $1.0 million. A portion of the common shares were subject to cancellation to the extent the value of the 300,000 common shares exceeded a fair market value of $600,000, based on the average closing price of the Company's common stock five trading days prior to June 11, 2000. The holder of the B Preferred was entitled to demand redemption of such shares for $1.0 million at any time after the completion of the acquisition of AMRES. The Board of Directors had the option to deliver ten (10) shares of common stock for each share of B Preferred upon the receipt of demand from the holder of the B Preferred in lieu of payment of cash.

On April 12, 2000, the holder of the B Preferred redeemed the 100,000 shares of B Preferred for payment of $1 million. On April 20, 2000, the parties agreed to amend the original contract and satisfy the demand through the issuance of 1,000,000 shares of e-Net's common stock, subject to certain share-cancellation provisions. The amended contract dated April 20, 2000, required the holder of the 1,000,000 common shares to return a number of such shares 90 days from the amendment date (July 20, 2000) in the event the Company's common stock exceeds $2.00 per share. The shares to be returned to the Company were determined based on $2.0 million divided by the average closing bid price of the Company's common stock five (5) trading days prior to July 20, 2000, subject to a maximum number of shares to be retained of 1,000,000 shares of common stock. The average price of the Company's common stock the five trading days prior to July 20, 2000, was $1.81 per share. Since the number of shares computed exceeded 1,000,000 shares, the holder retained the entire 1,000,000 million shares. Upon the conversion of the B Preferred into common stock, the Company recorded a nonrecurring charge to the accompanying statement of operations for the incremental value of $1.0 million, based on the difference between the carrying value of the B Preferred and the fair value of the common stock of $2.0 million, since the holders are key management of the ongoing operations.

Management allocated the excess of the purchase price over the fair value of the assets acquired of $1.6 million to goodwill. New management of e-Net determined the value of the REIT management contract be included in goodwill since the estimated period to be benefited for both intangible assets is estimated to be ten (10) years due to the limited operating history of Titus.

LOANNET MORTGAGE, INC.

On February 14, 2000, the Company acquired all the issued and outstanding common stock of LoanNet, a privately held company providing mortgage loans primarily to residential customers in three states. In connection with this acquisition, the Company issued 250,000 shares of its common stock valued at $2.3 million. The acquisition was accounted for under the purchase method of accounting with the excess of cost over the fair value of the net assets acquired of $2.2 million allocated to goodwill. Goodwill is being amortized on a straight-line basis over seven years.

                        e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
EXPIDOC.COM, INC.

On March 17, 2000, the Company acquired all the issued and outstanding capital stock of ExpiDoc, a privately held company that provides notary services, for 24,000 shares of the Company's common stock valued at $196,510. The Company was required to provide working capital of $125,000 to Expidoc. The acquisition was treated under the purchase method of accounting with the excess of cost over the fair value of the net assets acquired of $210,296 allocated to goodwill. Goodwill is being amortized on a straight-line basis over seven years.

The unaudited pro forma statement of operations data for the ten months ended April 30, 2000, assuming the acquisitions of Titus, LoanNet and Expidoc occurred on July 1, 1999, are as follows:

                                                             2000
                                                          -----------

Revenues                                                  $ 4,780,305
                                                          ===========
Net loss                                                  $(3,548,792)
                                                          ===========
Basic and dilutive net loss per share                     $     (0.18)
                                                          ===========

The data for the year ended June 30, 1999, and for the period from Inception to June 30, 1998, are not shown since the pro forma effects are not significant. The above unaudited proforma amounts for 2000 are not necessarily indicative of what the actual results might have been if the acquisitions had occurred on July 1, 1999.

NOTE 4 - NOTES RECEIVABLE FROM RELATED PARTIES

As of June 30, 1999, the Company had a note receivable from EMB in the amount of $100,000, interest at 12% per annum due on June 15, 2000. This note was satisfied when EMB satisfied certain notes payable of the Company (Note 6).

As of April 30, 2000, the Company had amounts due from a related party of $41,163. The amount is for reimbursable expenses paid by the Company on behalf of the related party. Additionally, the Company charges this related party monthly for certain general expenses related to the use of the Company's office space, telephones, etc.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of April 30, 2000, and June 30, 1999:

                                     April 30, 2000        June 30, 1999
                                   -----------------      ---------------

 Furniture and fixtures            $          97,855      $         1,406
 Equipment                                   177,741               17,343
                                   -----------------      ---------------
                                             275,596               18,749
 Less: accumulated depreciation              (34,051)              (2,225)
                                   -----------------      ---------------

                                   $         241,545      $        16,524
                                   =================      ===============
                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
During the ten months ended April 30, 2000, and the year ended June 30, 1999, depreciation expense totaled $31,826 and $2,225, respectively. Depreciation expense for the period from Inception to June 30, 1998, was not significant.

NOTE 6 - NOTES PAYABLE

As of June 30, 1999, the Company had a note payable outstanding to a party in the amount of $255,000 with interest at 5% per annum. During the ten months ended April 30, 2000, EMB satisfied the note payable in connection with certain assets sold by EMB. The satisfaction of this obligation by EMB is reflected as a capital contribution in the accompanying consolidated statements of stockholders' equity (deficit).

In connection with the acquisition of AMRES, the Company issued a note payable in the amount of $4,000,000. On April 12, 2000, the Company made a principal reduction of $1,595,000 on this note. The balance of this note is due on September 15, 2000, as extended, and bears interest at 10% per annum. At April 30, 2000, the balance due EMB Corporation was $2,405,000. Subsequent to April 30, 2000, the note was reduced to $1,066,022 through proceeds received from a private placement of the Company's common stock, see Note 9.

On April 13, 2000, an officer loaned the Company $300,000, due April 12, 2001, together with interest at 10% per annum. Subsequent to April 30, 2000, the note, including accrued interest, was settled with the issuance of 150,000 shares of common stock.

At April 30, 2000, the Company has two notes payable to related parties aggregating $80,235, interest at 10% per annum due on August 31, 2000. Subsequent to April 30, 2000, an aggregate of $40,118 was paid on the notes.

NOTE 7 - OTHER LIABILITIES

On February 9, 2000, LoanNet issued 400 shares of its preferred stock to an officer of LoanNet for $100,000. Such shares were not acquired by e-Net as part of the acquisition agreement on February 14, 2000, and accordingly, remain outstanding and included in other liabilities in the accompanying balance sheet at April 30,2000. This preferred stock has a non-cumulative preferred annual dividend of 8.0%, payable on a quarterly basis and before any payments of dividends of common stock. Additionally, LoanNet holds the right to redeem the preferred stock at any time for $250 per share. Upon the liquidation or dissolution of LoanNet, the holders of preferred stock are entitled to receive $250 per share, plus any accrued but unpaid dividends. There are no voting rights associated with the preferred stock.

                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

The Company acquired equipment and furniture under capital lease obligations over 24 months. The present value of future annual minimum lease payments under capital leases are as follows:

                   Years Ending
                    April 30,
                   ------------
                       2001                                    $      51,039
                       2002                                           40,365
                                                                ------------
                                                                      91,404
        Less amount representing interest                            (17,277)
                                                                ------------
                                                                      74,127
        Less current portion                                         (36,037)
                                                                ------------
        Long-term portion                                      $      38,090
                                                                ============

As of April 30, 2000, the Company had $82,732 of equipment and furniture under capital leases, at cost.

OPERATING LEASES

The Company leases its corporate office located in Costa Mesa, California under an operating lease from unrelated third parties that expires on March 31, 2002. The Company also has various equipment leases that expire at various dates ranging from one to five years. Rental expense for ten month period ended April 30, 2000, and the year ended June 30, 1999, was $186,322 and $125,660, respectively. Rent expense for the period ended June 30, 1998, was not significant.

Minimum future annual rental payments under the lease agreements with a term in excess of one year at April 30, 2000, are as follows:

                    Years Ending
                      April 30,
                    ------------
                        2001                         $        304,485
                        2002                                  315,544
                        2003                                  164,857
                        2004                                   12,913
                        2005                                      547
                                                      ---------------

                                                     $        798,346
                                                     ================
LITIGATION

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the company's existing and future litigation may adversely affect the Company. Management is unaware of any matters that may have material impact on the Company's consolidated financial position, results of operations or cash flows.

                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

In February 2000, the Company entered into employment agreements with six individuals. The agreements provided for a term of one year, annual base salaries ranging from $30,000 to $78,000, and are renewable automatically each year unless terminated by either party with 30-days written notice. The agreements also provided for participation in the 2000 Plan (see Note 10).

INVESTMENT BANKING AGREEMENT

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

GENERAL

In March 2000, the Company amended its Articles of Incorporation to change the authorized number of shares of its $0.001 par value common stock from 20,000,000 to 100,000,000. Additionally, the Board of Directors authorized the issuance of 1,000,000 shares of preferred stock. The preferred stock may be divided into and issued in one or more series.

CLASS B CONVERTIBLE PREFERRED STOCK

In connection with the acquisition of Titus Real Estate Inc. the Company issued 100,000 shares of B Preferred. The note was CONVERTED into 2,000,000 shares of common stock on April 20, 2000, subject to certain cancellation provisions. See
Note 3 for further discussion of the Company's B Preferred.

SERIES C CONVERTIBLE PREFERRED STOCK

In April 2000, the Company issued 20,000 shares of Series C Convertible Preferred Stock, (the "C Preferred") for $1,775,000, net of fees of $225,000 in a private placement. As additional consideration, the Company issued warrants to purchase 151,351 shares of the Company's common stock at an initial exercise price of $6.73 per share. The C Preferred has a liquidation value of $2,000,000 and the holder is entitled to receive cumulative dividends at an annual rate of $7.00 per share (7% per annum), payable semi-annually. The C Preferred is convertible, at any time at the option of the holder, into shares of the Company's common stock at a price equal to the lesser of (a) $6.91 per share or
(b) 95% of the average closing bid price of the Company's common stock during the five trading days preceding the conversion after 150 days to 85% of the average closing bid price of the common stock during the five trading days immediately preceding such conversion after 240 days. The longer the C Preferred is held the greater discount on conversion into common stock. In the event the holders of C Preferred have not elected to convert at the time of mandatory conversion, the C Preferred will convert at an amount equal to 85% of the purchase price of the holder's C Preferred plus an amount equal to accrued and unpaid dividends, if
                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
any, up to and including the date fixed for redemption, whether or not earned or declared. As of April 30, 2000, no shares of C Preferred have been converted into common stock.

TRANSACTIONS EFFECTED PRIOR TO RECAPITALIZATION

The following table presents the number of shares issued by e-Net, and the related amounts of common stock and additional paid-in capital prior to its change in accounting as a result of the reverse acquisition:

                                                                      Common Stock and Additional
                                                                           Paid-in Capital
                                                                     ------------------------------
                                                                       Shares            Value
                                                                     ----------    ----------------
       Outstanding as of April 30, 1999                               9,000,000   $          49,675
       Common stock issuances:
           Private placements                                           177,900             128,600
           Satisfaction of debt                                         644,129             572,770
           Exercise of stock options                                    162,336             385,912
           Compensation                                                 525,572             827,644
           Acquisition of VPNCOM.NET                                    250,000             250,000
           Services rendered and to be rendered                         220,000             627,200
                                                                     ----------    ----------------
       Shares retained by e-Net stockholders in
           recapitalization                                          10,979,937   $       2,841,801
                                                                     ==========    ================


At various dates from September 1999 through February 2000, the Company issued a total of 177,900 shares of common stock at prices ranging from $1.00 to $3.00 per share in private placements held pursuant to Regulation D Rule 144 of the Securities Act of 1933. Total proceeds received by the Company were $128,600.

Certain officers and their affiliates of e-Net made loans to e-Net for various cash flow requirements. These loans were unsecured interest-bearing notes with interest rates ranging from 10%-12%. On October 31, 1999, and January 31, 2000, e-Net issued 150,000 and 344,129 shares of restricted common stock, respectively, at $0.69 and $1.25 per share, respectively, in satisfaction of $572,770 of these notes.

Pursuant to the 2000 Stock Compensation Program, the Company issued 162,336 shares of common stock upon the exercise of stock options by employees and non-employees at $1.00 per share.

On July 6, 1999, the Company executed stock purchase option agreements with certain individuals granting them options to purchase a total of up to 475,000 shares of restricted common stock at a price of $1.50 per share. Subsequently, on January 7, 2000, the stock purchase option agreements were terminated upon the effectiveness of a stock bonus agreement with these same individuals. Pursuant to the stock bonus agreement, the Company issued a total of 475,000 shares of common stock registered pursuant to Regulation S-8 of the Securities Exchange Act of 1933. The fair value of the shares was $1.25 per share on the date of issuance.

On November 29, 1999, the Company entered into a stock purchase agreement with an unaffiliated company whereby it issued 250,000 shares of restricted common stock at $1.00 per share in exchange for 500,000 shares of common stock of EMB held by the unaffiliated company. Subsequently, on December 21, 1999, the Company exchanged the 500,000 shares in connection with the purchase of VPN discussed further in Note 1.

                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
In February and March 2000, the Company issued a total of 20,000 shares of restricted common stock at prices ranging from $7.31 to $9.38 per share for certain outside services performed by three individuals. The total value of the services received was $164,685. Additionally, in connection with the Company's investment banking arrangement (see Note 8), the Company has a legal obligation to issue 200,000 shares of common stock at total value of $627,200 or $3.14 per share.

COMMON STOCK

On February 14, 2000, the Company issued 250,000 shares of restricted common stock valued at $2,305,625 or $9.22 per share in exchange for all the outstanding common stock of LoanNet in a transaction accounted for under the purchase method of accounting. See Note 3 for further discussion.

On March 17, 2000, the Company issued 24,000 shares of restricted common stock valued at $196,510 or $8.19 per share in exchange for all the outstanding common stock of ExpiDoc in a transaction accounted for under the purchase method of accounting. See Note 3 for further discussion.

In connection with the reverse acquisition of AMRES, the shares totaling 10,779,937 retained by the shareholders of e-Net are considered as issued in connection with the recapitalization in the accompanying consolidated statements of stockholders' equity (deficit).

STOCK OPTIONS

On July 6, 1999, the Company executed stock purchase option agreements with five employees and two consultants. The agreements granted the individuals options to purchase a total of up to 475,000 shares of restricted common stock at a price of $1.50 per share. No options pursuant to these agreements were exercised. On January 7, 2000, the stock purchase option agreements dated July 6, 1999, were terminated upon the effectiveness of a stock bonus agreement with these individuals. See discussion above regarding "Transactions Effected Prior to Recapitalization".

Effective December 16, 1999, the Board of Directors adopted the 2000 Stock Compensation Program (the "2000 Plan"). The 2000 Plan is composed of a Stock Bonus Plan ("Bonus Plan") and a Stock Deferral Plan ("Deferral Plan") and the maximum aggregate number of shares of common stock subject to the 2000 Plan is 1,000,000 shares. Under the Bonus Plan, shares of common stock may be granted to key employees and consultants as a bonus for performing duties essential to the growth of the Company. Under the Deferral Plan, participants may elect to defer up to one-third of their gross quarterly compensation and receive options to purchase shares of common stock at $1.00 per share. During the week after the close of the calendar quarter, participants must choose to convert the deferred amount into shares of common stock or receive cash. Eligible participants include all officers, employees, directors, consultants or advisors and independent contractors or agents of the Company or its subsidiaries. The 2000 Plan will remain in effect for five years or earlier at the discretion of the Board of Directors. During fiscal 2000, the Company granted options to purchase 162,336 shares of common stock. The options were vested and converted on the date granted. The Company recorded compensation expense for the difference between the grant price of $1.00 and the fair market value on the date of the grant.

                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Stock option and warrant activity during the ten months ended April 30, 2000, was as follows:


                                                                            Weighted        Weighted
                                                             Range of       Average         Average
                                                             Exercise       Exercise     Fair Value of
                                              Options         Prices         Price       Options Granted
                                          -------------   -------------    ---------     ---------------
Outstanding, June 30, 1999                           -          -              -               -
     Granted                                   788,687    $1.00 - $6.73      $2.40           $2.84
     Canceled                                 (475,000)       $1.50          $1.50             -
     Exercised                                (162,336)       $1.00          $1.00             -
                                          ------------
Outstanding, April 30, 2000                    151,351        $6.73          $6.73             -
                                          ============

The options and warrants outstanding and exercisable at April 30, 2000, expire in April 2005. No options or warrants were granted prior to June 30, 1999.

Pro forma effects of options granted to employees are not significant.

NOTE 10 - INCOME TAXES

At April 30, 2000, the Company had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $1,860,000 and $930,000, respectively, which for federal reporting purposes, begin to expire in 2018 and fully expire in 2020. For state purposes, the net operating loss carry-forwards begin to expire in 2003 and fully expire in 2005. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2000 and 1999, before considering the effects of the Company's valuation allowance amounted to approximately $710,000 and $25,000, respectively. The Company provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $685,000 and $25,000 during the years ended April 30, 2000 and 1999, respectively. The Company's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE 11 - RELATED PARTY TRANSACTIONS

See Notes 4, 6 and 9 for a description of related party transactions.

NOTE 12 - SUBSEQUENT EVENTS

On May 2, 2000, the Company sold 666,667 shares of common stock for $1,699,973, net of fees and commissions of $300,027 in a private placement. As additional consideration, the Company issued warrants to purchase 333,334 shares of the Company's common stock at an exercise price of $3.00 per share.

In May 2000, the Company entered into certain leases for computers and other office equipment. The leases require aggregate monthly payments of $1,781 expiring in 24 months. In addition, the Company entered into a lease for certain office space over 39 months at a rate of $2,118 per month.

                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
Subsequent to April 30, 2000, the Company issued 223,250 shares of common stock, valued at $464,182 to various consultants. These consultants perform general accounting and financial services, and legal and professional services. Additionally, 65,000 shares of common stock valued at $130,000 were issued to employees of the Company for services rendered.

For an additional subsequent event see Note 6.

                                  EXHIBIT INDEX


         3.6 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 2, 2000.

         3.7 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on March 3, 2000.

         3.8      Amended and Restated By-laws of the Registrant.

         4.1 Certificate of Designations, Preferences and Rights of Class A Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

         4.2 Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

         4.3 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

         10.2a Termination Notice dated November 8, 1999, between the Registrant and Genesis Residential Healthcare, Inc.

         10.2b Release of All Claims dated December 2, 1999, between the Registrant and Genesis Residential Healthcare, Inc.

         10.9 Agreement for the Purchase/Sale of Corporate Stock, dated March 1, 2000, between the Registrant and E. G. Marchi.

         10.25 Securities Purchase Agreement dated May 2, 2000, between the Registrant and RBSTB Nominees Limited (A/C) as Trustee of Jupiter European Special Situations Fund.

         10.26 Warrant to Purchase Common Stock dated May 2, 2000, issued to RBSTB Nominees Limited (A/C) as Trustee of Jupiter European Special Situations Fund.

         10.27 Registration Rights Agreement dated May 2, 2000, between the Registrant and RBSTB Nominees Limited (A/C) as Trustee of Jupiter European Special Situations Fund.

         21.1     Description of the subsidiaries of the Registrant.

         27.1     Financial Data Schedule.