Form 10QSB
period 2000-07-31
E-NET FINANCIAL COM CORP
filed 2000-09-14
CIK 926844

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ________________

Commission File Number: 0-24590

                           E-NET FINANCIAL.COM CORPORATION
                           -------------------------------
       (Exact name of small business issuer as specified in its charter)

              NEVADA                                    84-1273503
        -------------------                ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          3200 BRISTOL STREET, SUITE 700, COSTA MESA, CALIFORNIA, 92626
          --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 557-2222
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 21,091,880 as of September 7, 2000.

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


                         E-NET FINANCIAL.COM CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                          July 31      July 31
                                                            2000         1999
                                                            ----         ----
ASSETS

CURRENT ASSETS
   Cash and equivalents                                   $ 152,300   $ 107,512
   Accounts receivable, net of allowance
     for doubtful accounts of $37,436 and
     $0, respectively                                       342,173     137,330
   Note receivable                                                -     140,000
   Other current assets                                     350,197      23,006
                                                          ---------   ---------

      TOTAL CURRENT ASSETS                                  844,670     407,848


Equipment, net                                              242,753      49,485

Goodwill, net of accumulated amortization                 3,770,234           -
  Of $266,935

Investment in marketable securities                               -     600,000

OTHER ASSETS                                                 79,924      42,071
                                                          ---------   ---------

                                                        $ 4,937,581 $ 1,099,404
                                                          =========   =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                      $  151,205   $  90,384
   Accrued liabilities                                      582,036      26,841
   Notes payable to related parties                       1,401,540           -
   Other current liabilities                                 49,118           -
                                                          ---------   ---------

      TOTAL CURRENT LIABILITIES                           2,183,899     117,225

OTHER LIABILITIES                                           151,071     291,800
                                                          ---------   ---------

      TOTAL LIABILITIES                                   2,334,970     409,025
                                                          ---------   ---------

SHAREHOLDERS' EQUITY
   Series C convertible preferred stock                   1,140,697           -
   Common stock, 100,000,000 shares authorized,
      $.00l par value, 21,035,484 shares issued and
      outstanding                                            21,036     105,000

   Additional paid-in capital                            10,740,029           -
   Other Preferred stock                                          -     600,000
   Accumulated deficit                                   (6,968,418)    (14,621)
   Deferred compensation                                   (339,733)          -
   Treasury stock, at cost                               (1,991,000)          -
                                                          ---------   ---------

      TOTAL SHAREHOLDERS' EQUITY                          2,602,611     690,379
                                                          ---------   ---------

                                                        $ 4,937,581 $ 1,099,404
                                                          =========   =========

                         E-NET FINANCIAL.COM CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three months ended
                                                             July 31,
                                                    ----------------------------
                                                        2000             1999
REVENUES
   Loan origination fees                            $ 2,269,590     $ 1,120,105
   Other revenues                                        96,372               -
                                                    -----------      -----------

      TOTAL REVENUES                                  2,365,962       1,120,105

COST OF REVENUES                                      1,701,606         738,345
                                                    -----------     ------------
   GROSS PROFIT                                         664,356         381,760

OPERATING EXPENSES
   General and administrative                         1,646,763         397,823
   Goodwill amortization                                144,186               -
                                                    -----------      -----------

      TOTAL OPERATING EXPENSES                        1,790,949         397,823
                                                    -----------     ------------

INCOME (LOSS) FROM OPERATIONS                        (1,126,593)        (16,063)

OTHER INCOME (EXPENSE)
   Interest expense                                     (47,342)         (4,332)
   Other income (expense)                                73,755          (3,443)
                                                    -----------      -----------

      TOTAL OTHER INCOME (EXPENSE)                       26,413          (7,775)

INCOME (LOSS) BEFORE INCOME TAXES                    (1,100,180)        (23,838)
   Income Taxes
                                                    -----------      -----------

NET INCOME (LOSS)                                   $(1,100,180)     $  (23,838)
                                                    ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE                $     (0.05)      $   (0.01)
                                                    ===========      ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING                   20,668,454       2,417,808
                                                    ===========      ===========

                         E-NET FINANCIAL.COM CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          Three months ended
                                                               July 31,
                                                        -----------------------
                                                           2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(1,100,180)    $ (23,838)
   Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
    Depreciation and amortization                         154,205         1,000
    Stock issued for services rendered                    228,620             -
   (Increase) decrease in accounts receivable             (81,735)       56,794
   (Decrease) in other current assets                         802        10,147
   (Decrease) increase in accounts payable               (103,457)       62,871
   (Increase) (Decrease) in accrued expenses              582,036      (168,240)
   (Decrease) in other current liabilities               (408,907)            -
   Increase in other liabilities                           11,422       186,800
                                                        ---------     ---------

   Net cash used by operating activities                 (717,194)      125,534
                                                        ---------     ---------

Cash flows from investing activities:
   Purchases of equipment                                 (11,227)       (6,506)
   Investments in negotiable stock                              -      (600,000)
   Payment (Issuance) on notes receivable                  41,163       (60,000)
   Other assets                                           (59,489)       (1,500)
                                                        ---------     ---------

   Net cash used by investing activities                  (29,553)     (668,006)
                                                        ---------     ---------

Cash flows from financing activities:
   Payments on notes payable to related parties        (1,386,536)            -
   Proceeds from issuance of common stock               2,000,000             -
   Proceeds from issuance of preferred stock                    -       600,000
                                                        ---------     ---------

   Net cash provided by financing activities              613,464       600,000
                                                        ---------     ---------

Net (decrease) increase in cash                          (133,283)       57,528

Cash, beginning of period                                 285,583        49,984
                                                        ---------     ---------

Cash, end of period                                     $ 152,300    $  107,512
                                                        =========     =========

                           NOTES TO INTERIM FINANCIAL STATEMENTS


Note 1: On April 12, 2000, the Company acquired American Residential Funding, Inc. ("AMRES") from EMB Corporation (EMB") for 7,500,000 shares of common stock, representing approximately 40% of the outstanding voting stock of the Company and a $4,000,000 note payable. AMRES is a Nevada corporation organized on March 13, 1998, for the purpose of originating and selling HUD-insured mortgages and conventional loans. The Company, prior to a series of acquisitions in February and March 2000, was considered a blank-check company with limited operating history, and, accordingly, AMRES is considered the acquiror for financial reporting purposes. As such, the acquisition has been accounted for as a recapitalization of AMRES; therefore, the accompanying consolidated financial statements reflect the historical assets and liabilities and the related historical operations of AMRES, in a manner similar to a pooling of interests, for all periods presented.

Note 2: On May 2, 2000, the Company sold 666,667 shares of common stock for $1,699,973, net of fees and commissions of $300,027 in a private placement. As additional consideration, the Company issued warrants to purchase 333,334 shares of the Company's common stock at an exercise price of $3.00 per share.

Note 3: Common stock issued during the three months ended July 31, 2000 is summarized as follows:

                  Shares issued as of April 30, 2000                 20,053,937
                  Shares issued for:
                           Private placement (Note 2 above)             666,667
                           Consulting Services                          251,250
                           Employee long-term incentives                 60,000
                           Employee deferred salaries                     3,630
                                                                     -----------

                  Shares issued as of July 31, 2000                  21,035,484


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) and involve a number of risks and uncertainties. These include the

Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to review carefully and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

PLAN OF OPERATIONS

The Company's business plan provides for the Company to develop and deliver through the Internet and through other means, mortgage loan brokerage services and other financial services (primarily related to real estate). The plan calls for the Company to be a leading source of technology driven financial service companies and to grow rapidly through strategic acquisitions, joint venture arrangements, and internal expansion of existing businesses.

RESULTS OF OPERATIONS

Continuing Operations for the Three Months Ended July 31, 2000 Compared to the Three Months Ended July 31, 1999.

Revenues from Titus Real Estate LLC, ExpiDoc.Com, Inc., and LoanNet Mortgage, Inc. amounted to less than 5% of total revenues for the three months ended July 31, 2000. Significant fluctuations in revenue and cost of revenue are a direct result of the growth and operations of AMRES, while fluctuations in selling, general, and administrative expenses are primarily attributable to the activities of AMRES and the Company, in general.

REVENUES

Revenues increased by $1.24 million or 111% to $2.37 million for the three months ended July 31, 2000, from $1.12 million for the three months ended July 31, 1999, primarily due to the development and growth of the "net branch" program of AMRES. From its inception to July 31, 2000, the net branch program has steadily grown to its current count of 83 net branches.

AMRES' four branch offices have also continued to expand their volume of loans closed each month. The average number of loans closed monthly has increased from approximately 55 per month in 1999 to approximately 80 per month so far in 2000.

The growth in revenues can be attributed to several factors, most notably the development of the AMRES interactive website and the inclusion of additional states in which AMRES is licensed to conduct business. AMRES has steadily increased the number of states in which it is licensed to conduct business (23 states, as of July 31, 2000, in comparison with one state, as of the start of the 1999 fiscal year).

COST OF REVENUE AND GROSS PROFIT

The cost of revenue increased by $.96 million or 130% to $1.70 million during the three months ended July 31, 2000, from $.74 million during the three months ended June 31, 1999. The dollar increase in the cost of revenue is primarily attributable to the increase in revenues earned as discussed above. The cost of revenue as a percentage of revenue increased by nearly 6% to approximately 72% during the three months ended July 31, 2000, in comparison to the same period last year. This increase in costs, or reduction in gross profit percentage from 34% to approximately 26%, is directly attributable to the increased volume of transactions closed with the advent of the net branch program. AMRES earns an average net commission, based on loan value, of approximately 0.6% for loans funded by its company-owned branches. Under the net branch arrangement, AMRES earns a lower percentage commission on the loan value, typically 0.38%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses totaled $1.79 million and $.39 million for the three months ended July 31, 2000, and July 31, 1999, respectively. As a percentage of revenue, selling, general and administrative expenses increased by 40% to 76% for the three months ended July 31, 2000 from 36% for the three months ended July 31, 1999. Selling, general and administrative expenses increased most notably at the corporate level related to professional service costs, e.g., such things as the filing of a registration statement and the completion of the private placement in May. This increase is also a result of our business growth of operating subsidiaries, as additional headcount, office space and other administrative costs are required to handle the expansion.

LIQUIDITY AND CAPITAL RESOURCES

On May 2, 2000, we completed a private placement raising a total of $2.0 million, less costs of $300,000. These funds were used to finance our current operations and reduce our indebtedness to EMB to approximately $1.1 million as of July 31, 2000.

We require financing to meet cash requirements to service our obligations and fund future operating cash flow deficiencies. These factors raise substantial doubt about our ability to continue as a going concern and no adjustments have been made to these consolidated financial statements as a result of these uncertainties.

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

If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they become due.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings except litigation in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

    * Exhibits filed herewith. Other exhibits, if any, are incorporated by reference to previous filings.

         Exhibit 27*       Financial Data Schedule

         (b)      Reports on Form 8-K.

         1. The Company filed a report on Form 8-K/A on May 1, 2000 including the financial statements for the acquisition of LoanNet Mortgage, Inc.

         2. The Company filed a report on Form 8-K/A on June 26, 2000 including the financial statements for the acquisition of American Residential Funding, Inc. from EMB Corporation.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    E-Net Financial.Com Corporation.


Dated:  September 14, 2000          by: /s/ VINCENT RINEHART
                                        ----------------------------------------
                                           Vincent Rinehart, Director, President
                                           and Chief Executive Officer

Dated:  September 14, 2000          by: /s/ KEVIN GADAWSKI
                                        ----------------------------------------
                                           Kevin Gadawski, Principal Accounting
                                           and Chief Financial Officer