Form 10QSB
period 2000-10-31
E-NET FINANCIAL COM CORP
filed 2000-12-15
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______________ To _______________

0-24590
(Commission File Number)

E-NET FINANCIAL.COM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1273503 (IRS Employer Identification Number)

3200 Bristol Street, Suite 700, Costa Mesa, California, (Address of principal executive offices)	92626 (Zip Code)

(714) 437-0700
(Issuer’s Telephone Number)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

             Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

             Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  Yes [ ] No [ ]

             Applicable only to Corporate Issuers:

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 21,361,880 as of December 14, 2000.

             Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [x]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

E-NET FINANCIAL.COM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2000

ASSETS
Current Assets
Cash and equivalents	$427,825
Accounts receivable, net of allowance for doubtful accounts of $37,436	375,741
Note receivable	41,163
Other current assets	352,234

Total Current Assets	1,196,963
Equipment, net	233,563
Goodwill, net of accumulated amortization of $411,121	3,626,048
Other Assets	3,235

$5,059,809

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$190,618
Accrued liabilities	653,832
Notes payable to related parties	1,401,540
Notes payable	150,000
Other current liabilities	49,118

Total Current Liabilities	2,445,108
Other Liabilities	151,071

Total Liabilities	2,596,179

Shareholders’ Equity
Series C convertible preferred stock	1,140,697
Common stock, 100,000,000 shares authorized, $.00l par value, 21,091,880 shares issued and outstanding	21,092
Additional paid-in capital	10,598,054
Accumulated deficit	(7,122,280)
Deferred compensation	(182,933)
Treasury stock, at cost	(1,991,000)

Total Shareholders’ Equity	2,463,630

$5,059,809

E-NET FINANCIAL.COM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,

	2000	1999	2000	1999

Revenues
Loan origination fees	2,575,247	$1,668,153	$4,844,837	$2,788,258
Referral revenues	41,733	—	138,105	—

Total Revenues	2,616,980	1,668,153	4,982,942	2,788,258
Cost of Revenues	1,662,345	1,161,131	3,363,951	1,899,476

Gross Profit	954,635	507,022	1,618,991	888,782
Operating Expenses
General and administrative	1,139,152	611,554	2,564,288	1,009,377
Goodwill amortization	144,186	—	288,372	—

Total Operating Expenses	1,283,338	611,554	2,852,660	1,009,377

Income (loss) from Operations	(328,703)	(104,532)	(1,233,669)	(120,595)
Other Income (Expense)
Interest expense	(61,406)	—	(108,748)	(4,332)
Other income (expense)	14,620	(5,129)	88,375	(8,572)

Total Other Income (Expense)	(46,786)	(5,129)	(20,373)	(12,904)
Loss Before Income Taxes	(375,489)	(109,661)	(1,254,042)	(133,499)
Income Taxes	—	—	—	—

Net Income (Loss)	$(375,489)	$(109,661)	$(1,254,042)	$(133,499)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.02)	$(0.06)	$(0.03)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,071,568	4,540,549	21,864,969	4,520,164

E-NET FINANCIAL.COM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31,

	2000	1999

Cash Flows From Operating Activities
Net loss	$(1,254,042)	$(105,972)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	374,751	2,225
Amortization of deferred compensation	156,800	—
Stock issued for services rendered	386,728	—
(Increase) decrease in accounts receivable	(115,303)	64,380
(Increase) in other current assets	(89,441)	(4,092)
(Decrease) in accounts payable	(64,044)	(7,077)
Increase (Decrease) in accrued expenses	653,832	(106,802)
(Decrease) Increase in other current liabilities	(408,907)	21,500
Increase (Decrease) in other liabilities	11,422	(105,000)

Net cash used by operating activities	(348,204)	(240,838)

Cash flows from investing activities:
Purchases of equipment	(11,991)	(58,433)
Issuance of notes receivable	—	(146,600)
Other assets	39,000	66,970

Net cash provided by (used) in investing activities	27,009	(138,063)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	150,000	—
Payments on notes payable to related parties	(1,386,536)	393,456
Proceeds from issuance of common stock	1,699,973	—

Net cash provided by financing activities	463,437	393,456

Net (decrease) increase in cash	142,242	14,555
Cash, beginning of period	285,583	49,984

Cash, end of period	$427,825	$64,539

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.   General

             On April 12, 2000, the Company acquired American Residential Funding, Inc. (“AMRES”) from EMB Corporation (“EMB”) for 7,500,000 shares of common stock, representing approximately 40% of the outstanding voting stock of the Company and a $4,000,000 note payable. AMRES is a Nevada corporation organized on March 13, 1998, for the purpose of originating and selling HUD– insured mortgages and conventional loans. The Company, prior to a series of acquisitions in February and March 2000, was considered a blank-check company with limited operating history, and, accordingly, AMRES is considered the acquiror for financial reporting purposes. As such, the acquisition has been accounted for as a recapitalization of AMRES; therefore, the accompanying consolidated financial statements reflect the historical assets and liabilities and the related historical operations of AMRES, in a manner si milar to a pooling of interests, for all periods presented.

Note 2.   Unaudited Interim Financial Statements

             The interim financial data as of October 31, 2000, for the three and six months ended October 31, 2000 and 1999 is unaudited; however, in opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the company’s consolidated financial position as of October 31, 2000, and the results of their operations and their cash flows for the three and six months ended October 31, 2000 and 1999. The results of operations are not necessarily indicative of the operations which may result for the year ending April 30, 2001.

Note 3.   Private Placement

             On May 2, 2000, the Company sold 666,667 shares of common stock for $1,699,973, net of fees and commissions of $300,027 in a private placement. As additional consideration, the Company issued warrants to purchase 333,334 shares of the Company’s common stock at an exercise price of $3.00 per share. No value was ascribed to these warrants since these were issued in connection with the private placement of commons stock, the effects of which are included in stockholders’ equity.

Note 4.   Common Stock

             Common stock issued during the six months ended October 31, 2000 is summarized as follows:

Shares issued as of April 30, 2000	20,053,937
Shares issued for:
Private placement (Note 2 above)	666,667
Consulting Services	307,646
Employee long-term incentives	60,000
Employee deferred salaries	3,630

Shares issued as of October 31, 2000	21,091,880

             Changes to capital related to the above transactions amounted to the following:

Private Placement	$1,699,973
Consulting Services	556,982
Employee long-term incentives	108,000
Employee salaries	6,942

2,371,897

             Stock issued for consulting services relates primarily to legal, accounting, and information technology services provided by outside consultants.

Note 5.   Subsequent Events

             On November 17, 2000, the board of directors amended our stock plan to authorize an additional one million shares, which may be granted (as shares or options) to current employees, consultants and other key independent contractors in partial or full satisfaction of certain of our financial obligations to them. As of December 14, 2000, the board has authorized the distribution of 353,069 shares of the total 1,000,000 additional shares registered.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include our historical losses, the need to manage our growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ mate rially from the results and outcomes discussed in the forward-looking statements. Readers are urged to review carefully and consider the various disclosures made by us in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Plan of Operations

             Our business plan provides for us to develop and deliver through the Internet and through other means, mortgage loan brokerage services and other financial services (primarily related to real estate). The plan calls for the Company to be a leading source of technology driven financial service companies and to grow rapidly through strategic acquisitions, joint venture arrangements, and internal expansion of existing businesses.

Results of Operations

Three Months Ended October 31, 2000
Compared to the
Three Months Ended October 31, 1999

Revenues

             Revenues from Titus Real Estate LLC, ExpiDoc.Com, Inc., and LoanNet Mortgage, Inc. amounted to less than 5% of total revenues for the period ended October 31, 2000. Significant fluctuations in revenue and cost of revenue are a direct result of the growth and operations of American Residential Funding, Inc. (“AMRES”), while fluctuations in selling, general, and administrative expenses are primarily attributable to the activities of AMRES and the parent company, in general.

             Revenues increased by $.94 million or 57% to $2.62 million for the three months ended October 31, 2000, compared to revenues of $1.67 million for the three months ended October 31, 1999, primarily due to the development and growth of the “net branch” program of AMRES. From its inception to October 31, 2000, the net branch program has steadily grown to its current count of 83 net branches.

             AMRES’ four branch offices have also continued to expand their volume of loans closed each month. The average number of loans closed monthly has increased from approximately 55 per month in 1999 to approximately 130 per month for the quarter ended October 31, 2000.

             The growth in revenues can be attributed to several factors, most notably the development of the AMRES interactive website and the inclusion of additional states in which AMRES is licensed to conduct business. AMRES has steadily increased the number of states in which it is licensed to conduct business (43 states, as of October 31, 2000, in comparison with one state, as of the start of the 1999 fiscal year).

Cost of Revenue and Gross Profit

             The cost of revenue increased by $.5 million or 43% to $1.66 million, for the three months ended October 31, 2000, compared to $1.16 million for the comparative period in the prior year . The dollar increase in the cost of revenue is primarily attributable to the increase in revenues earned as discussed above. As a percentage of revenue, the cost of revenue and related gross profit fluctuate moderately based on the proportional breakout of loans closed through the company-owned branches compared to the net branches. AMRES earns an average net commission, based on loan value, of approximately 0.6% for loans completed by its company-owned branches. Under the net branch arrangement, AMRES earns a lower percentage commission on the loan value, typically 0.38%. For the three months ended October 31, 2000, a greater proportion of total loans closed were transacted through the company-owned branches which contri buted to the increase in gross profit percentage for that period.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses totaled $1.20 million for the three months ended October 31, 2000, compared to $.6 million for the three months ended October 31, 1999. As a percentage of revenue, selling, general and administrative expenses increased by 10.0%, primarily as a result of the business growth of operating subsidiaries, as additional headcount, office space and other administrative costs are required to handle the expansion.

Six Months Ended October 31, 2000
Compared to the
Six Months Ended October 31, 1999

Revenues

             Revenues increased by $2.19 or 79%, to $4.98 million for the six months ended October 31, 2000, compared to $2.78 million for the six months ended October 31, 1999, primarily due to the development and growth of the “net branch” program of AMRES.

             The growth in revenues can again be attributed to such factors as the development of the AMRES interactive website and the inclusion of additional states in which AMRES is licensed to conduct business.

Cost of Revenue and Gross Profit

             The cost of revenue increased by $1.46 million or 77%, for the six-month period ended October 31, 2000, which is in proportion to the increase in revenue as discussed above. As a percentage of revenue, the cost of revenue remained fairly consistent between periods, 67.5% compared to 68.1% for the six months ended October 31, 2000 and 1999, respectively.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses totaled $2.85 million for the six month period ended October 31, 2000, compared to $1.01 million for the six-months ended October 31, 1999. This increase of $1.84 million can be attributed to several factors, most notably costs at the corporate level related to professional services for items such as the filing of our registration statement, outside consultants, and the completion of the private placement in May. In addition, this increase can also be attributed to the business growth of the operating subsidiaries, as additional headcount, office space and other administrative costs are required to handle the expansion.

Liquidity and Capital Resources

             On April 7 and May 2, 2000, we completed two private placements raising a total of $4.0 million, less costs of $575,000. These funds were used to finance our current operations and reduce our indebtedness to EMB Corporation (“EMB”) to approximately $1.2 million as of October 31, 2000.

             As part of the agreement for the April 7, 2000 private placement, we were required to file and cause to be declared effective a registration statement with the Securities and Exchange Commission by November 7, 2000. On August 4, 2000, we filed the registration statement and received an initial response from the Commission on or about September 7, 2000. We are working on the response to the Commissions’ letter, and anticipate that we will file our first amendment to the statement during the third quarter. As the private placement agreement called for the registration to be declared effective by November 7, 2000, we are incurring monthly liquidated damages of approximately $40,000 for each full month subsequent to November 7, 2000 in which the registration statement is not declared effective.

             On September 15, 2000, we received $125,000 (less costs and fees of $20,000) in exchange for a short-term note payable in the amount of $150,000 due on January 15, 2001. The proceeds were used to fund current operations.

             We require financing to meet operating cash requirements, to service our obligations and to fund future operating cash flow deficiencies. These factors raise substantial doubt about our ability to continue as a going concern and no adjustments have been made to these consolidated financial statements as a result of these uncertainties.

             The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our cash requirements depend on several factors, including, but not limited to, the following:

    The pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow;
    The cash portion of future acquisition transactions, if any; and
    The ability to obtain additional market share for our services.

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

PART II.  OTHER INFORMATION

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

                None

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-NET FINANCIAL.COM CORPORATION
Dated: December 15, 2000	By:	/s/ Vincent Rinehart

Vincent Rinehart Director, President and Chief Executive Officer

Dated: December 15, 2000	By:	/s/ Kevin Gadawski

Kevin Gadawski Principal Accounting and Chief Financial Officer