Form 10QSB
period 2001-01-31
E-NET FINANCIAL COM CORP
filed 2001-03-22
CIK 926844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended January 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For The Transition Period From _______________ To _______________


                                     0-24512
                             ----------------------
                            (Commission File Number)


                         E-NET FINANCIAL.COM CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                              84-1273503
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)


   3200 Bristol Street, Suite 700,
       Costa Mesa, California,                                   92626
 --------------------------------------                         --------
(Address of principal executive offices)                       (Zip Code)


                                 (714) 866-2100
                            -------------------------
                           (Issuer's Telephone Number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 22,909,939 as of March 19, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]



                                PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                               E-NET FINANCIAL.COM CORPORATION
                                      AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEET


                                                                               January 31,
                                                                                  2001
                                                                              ------------
                                           ASSETS
Current Assets
   Cash                                                                       $    522,405
   Accounts receivable, net of allowance for doubtful accounts of $37,436          412,139
   Note receivable                                                                  41,163
   Other current assets                                                            716,528
                                                                              ------------
       Total Current Assets                                                      1,692,235


Equipment, net                                                                     223,749
Goodwill, net of accumulated amortization of $475,775                            3,561,394
Permanent impairment of goodwill related to LoanNet                             (1,985,011)
Other Assets                                                                         7,000
                                                                              ------------
                                                                              $  3,499,367
                                                                              ============

                            LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                           $    269,220
   Accrued liabilities                                                             626,955
   Notes payable to related parties                                              1,401,540
   Notes payable                                                                   150,000
   Other current liabilities                                                       905,262
                                                                              ------------
       Total Current Liabilities                                                 3,352,977


Other Liabilities                                                                  289,475
                                                                              ------------
       Total Liabilities                                                         3,642,452

Shareholders' Equity
   Series C convertible preferred stock                                          1,140,697
   Common stock, 100,000,000 shares authorized, $.00l par value, 22,049,939         22,050
      shares issued and outstanding
   Additional paid-in capital                                                   11,201,221
   Accumulated deficit                                                         (10,411,520)
   Deferred compensation                                                          (104,533)
   Treasury stock, at cost                                                      (1,991,000)
       Total Shareholders' Equity                                                 (143,085)
                                                                              ------------
                                                                              $  3,499,367
                                                                              ============


                           The accompanying notes are an integral
                             part of these financial statements

                                              2


                                        E-NET FINANCIAL.COM CORPORATION
                                               AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                Nine Months Ended
                                                          January 31,                      January 31,
                                                 ----------------------------    ----------------------------
                                                     2001            2000            2001            2000
                                                 ------------    ------------    ------------    ------------

Revenues
   Loan origination fees                            2,507,877    $  1,304,100    $  7,352,714    $  4,092,358
   Referral revenues                                   45,927            --           184,032            --
                                                 ------------    ------------    ------------    ------------
       Total Revenues                               2,553,804       1,304,100       7,536,746       4,092,358

Cost of Revenues                                    2,232,371         980,726       5,596,322       2,880,203
                                                 ------------    ------------    ------------    ------------
Gross Profit                                          321,433         323,374       1,940,424       1,212,155
Operating Expenses
   General and administrative                       1,212,995         429,407       3,752,773       1,438,784
   Goodwill amortization                               64,654            --           475,775            --
   Charge for permanent impairment of goodwill      1,985,011            --         1,985,011            --
   Amortization of Deferred Compensation               78,400            --           235,200            --
                                                 ------------    ------------    ------------    ------------
       Total Operating Expenses                     3,341,060         429,407       6,448,759       1,438,784

                                                 ------------    ------------    ------------    ------------
Loss from Operations                               (3,019,627)       (106,033)     (4,508,335)       (226,629)
Other Income (Expense)
   Interest expense                                   (38,073)           --          (146,821)         (4,332)
   Other income (expense)                              23,472           3,089         111,874          (5,483)
                                                 ------------    ------------    ------------    ------------
Total Other Income (Expense)                          (14,601)          3,089         (34,947)         (9,815)

Loss Before Income Taxes                           (3,034,228)       (102,944)     (4,543,282)       (236,444)
   Income Taxes                                          --           ( 2,506)           --            (2,506)
Net Loss                                         $ (3,034,228)   $   (105,450)   $ (4,543,282)   $   (238,950)
                                                 ============    ============    ============    ============


Basic and Diluted Net Loss Per Share             $      (0.14)   $      (0.01)   $      (0.22)   $      (0.03)

Basic and Diluted Weighted Average Number of
   Common Shares Outstanding                       21,502,831       7,500,000      21,089,148       7,500,000


                                    The accompanying notes are an integral
                                      part of these financial statements

                                                      3


                                  E-NET FINANCIAL.COM CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                             January 31,
                                                                      --------------------------
                                                                         2001           2000
                                                                      -----------    -----------
Cash Flows From Operating Activities
   Net loss                                                           $(4,543,282)   $  (238,950)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   Depreciation and amortization                                          382,813          2,225
   Impairment of Goodwill                                               1,985,011           --
   Amortization of deferred compensation                                  235,200           --
   Stock issued for services rendered                                   1,234,343           --
   (Increase) decrease in accounts receivable                            (151,701)        87,303
   (Increase) in other current assets                                    (630,819)       (12,633)
   Increase/(Decrease) in accounts payable                                 14,558         (2,451)
   Increase (Decrease) in accrued expenses                                626,955        (90,365)
   Increase in other current liabilities                                  447,237         21,500
   Increase (Decrease) in other liabilities                               149,826       (105,000)
                                                                      -----------    -----------
   Net cash used by operating activities                                 (249,859)      (338,371)
                                                                      -----------    -----------

Cash flows from investing activities:
   Purchases of equipment                                                 (11,991)       (61,233)
   Marketable Securities                                                   21,800           --
   Other assets                                                            13,435         79,955
   Issuance of notes receivable                                              --         (146,600)
                                                                      -----------    -----------
   Net cash provided by (used) in investing activities                     23,244       (127,878)

Cash flows from financing activities:
   Proceeds from the issuance of notes payable                            150,000           --
   Proceeds (Payments) on notes payable to related parties             (1,386,536)       418,456
   Proceeds from issuance of common stock                               1,699,973           --
                                                                      -----------    -----------
   Net cash provided by financing activities                              463,437        418,456
                                                                      -----------    -----------
Net (decrease) increase in cash                                           236,822        (47,793)

Cash, beginning of period                                                 285,583         49,984
                                                                      -----------    -----------
Cash, end of period                                                   $   522,405    $     2,191
                                                                      ===========    ===========


                              The accompanying notes are an integral
                                part of these financial statements

                                                4

                      NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1. General

     On April 12, 2000, the Company acquired American Residential Funding, Inc. ("AMRES") from EMB Corporation ("EMB") for 7,500,000 shares of common stock, representing approximately 40% of the outstanding voting stock of the Company and a $4,000,000 note payable. AMRES is a Nevada corporation organized on March 13, 1998, for the purpose of originating and selling HUD-- insured mortgages and conventional loans. The Company, prior to a series of acquisitions in February and March 2000, was considered a blank-check company with limited operating history, and, accordingly, AMRES is considered the acquiror for financial reporting purposes. As such, the acquisition has been accounted for as a recapitalization of AMRES; therefore, the accompanying consolidated financial statements reflect the historical assets and liabilities and the related historical operations of AMRES, in a manner similar to a pooling of interests, for all periods presented.

Note 2. Unaudited Interim Financial Statements

     The interim financial data as of January 31, 2001, for the three and nine months ended January 31, 2001 and 2000 is unaudited; however, in opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the company's consolidated financial position as of January 31, 2001, and the results of their operations and their cash flows for the three and nine months ended January 31, 2001 and 2000. The results of operations are not necessarily indicative of the operations which may result for the year ending April 30, 2001.

Note 3. Private Placement

     On May 2, 2000, the Company sold 666,667 shares of common stock for $1,699,973, net of fees and commissions of $300,027 in a private placement. As additional consideration, the Company issued warrants to purchase 333,334 shares of the Company's common stock at an exercise price of $3.00 per share. No value was ascribed to these warrants since these were issued in connection with the private placement of commons stock, the effects of which are included in stockholders' equity.

Note 4. Investment in LoanNet Mortgage, Inc.

     Due to a lack of revenue and cash flow, the officers of LoanNet have determined it necessary to cease operations at all three LoanNet offices. As such, and based on our understanding that they have no intentions to re-open these offices, the company has taken a charge of approximately $2,000,000 in the third quarter to write-off all remaining goodwill related to the LoanNet transaction. The Company is also currently reviewing its options in regard to its original investment in LoanNet.

Note 5. Common Stock

     Common stock issued during the nine months ended January 31, 2001 is summarized as follows:

     Shares issued as of April 30, 2000     20,053,937
     Shares issued for:
     Private placement (Note 2 above)          666,667
     Consulting Services                     1,227,646
     Employee long-term incentives              60,000
     Employee deferred salaries                 41,689
     Shares issued as of January 31, 2001   22,049,939

     Changes to capital related to the above transactions amounted to the following:

     Private Placement              $  1,699,973
     Consulting Services               1,095,805
     Employee long-term incentives       108,000
     Employee salaries                    30,538
                                    ------------
                                    $  2,934,316
                                    ============

     Stock issued for consulting services relates primarily to legal, accounting, and information technology services provided by outside consultants.

Note 6. Titus Real Estate, LLC

     e-Net has entered into a non-binding letter of intent to sell Titus Real Estate LLC to Highland Investments for consideration of between $1.4 and $1.6 million. Whether this transaction will ultimately be consummated is unknown, and pending the outcome of further discussions and initial due diligence, e-net will re-evaluate the likelihood of this transaction occurring and will then offer the appropriate public disclosures.

Note 7. Subsequent Events

     On February 1, 2001, the board of directors amended our stock plan to authorize an additional one million shares (bringing the total shares authorized to 3,000,000), which may be granted (as shares or options) to current employees, consultants and other key independent contractors in partial or full satisfaction of certain of our financial obligations to them. As of March 19, 2001, 860,000 shares of the total 1,000,000 additional shares registered have been distributed. In addition, the board of directors is currently considering a fourth amendment which would authorize additional shares under the Company's stock plan.

     The board is currently attempting to negotiate a settlement relating to a $300,000 note payable due to a former officer. The enclosed balance sheet as of January 31, 2001, reflects the note as a related party note payable.

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

Results of Operations

                       Three Months Ended January 31, 2001
                                 Compared to the
                       Three Months Ended January 31, 2000

Revenues

     Revenues from Titus Real Estate LLC and ExpiDoc.Com, Inc. amounted to less than 5% of total revenues for the period ended January 31, 2001. Significant fluctuations in revenue and cost of revenue are a direct result of the growth and operations of American Residential Funding,Inc.("AMRES"), while fluctuations in selling, general, and administrative expenses are primarily attributable to the activities of AMRES and the parent company, in general.

     Revenues increased by $1.25 million or 96% to $2.55 million for the three months ended January 31, 2001, compared to revenues of $1.30 million for the three months ended January 31, 2000, primarily due to the development and growth of the "net branch" program of AMRES. From its inception to January 31, 2001, the net branch program has steadily grown to its current count approaching 100 net branches.

     AMRES' four branch offices have also continued to expand their volume of loans closed each month. The average number of loans closed monthly has increased from approximately 55 per month in 2000 to approximately 100 per month for the quarter ended January 31, 2001.

     The growth in revenues can be attributed to several factors, most notably the development of the AMRES interactive website (used primarily as a marketing tool) and the inclusion of additional states in which AMRES is licensed to conduct business. AMRES has steadily increased the number of states in which it is licensed to conduct business (43 states, as of January 31, 2001).

Cost of Revenue and Gross Profit

     The cost of revenue increased by $1.25 million or 128% to $2.23 million, for the three months ended January 31, 2001, compared to $.98 million for the comparative period in the prior year. The dollar increase in the cost of revenue is primarily attributable to the increase in revenues earned as discussed above. As a percentage of revenue, the cost of revenue and related gross profit fluctuate moderately based on the proportional breakout of loans closed through the company-owned branches compared to the net branches. AMRES earns an average net commission, based on loan value, of approximately 0.6% for loans completed by its company-owned branches. Under the net branch arrangement, AMRES earns a lower percentage commission on the loan value, typically 0.38%. For the three months ended January 31, 2001, a greater proportion of total loans closed were transacted through the net branches which contributed to the decrease in gross profit percentage for that period.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $3.91 million for the three months ended January 31, 2001, compared to $.43 million for the three months ended January 31, 2000. As a percentage of revenue, selling, general and administrative expenses increased to 131% (compared with 33% in the prior period), primarily as a result of the charge taken during the third quarter for the permanent impairment of goodwill related to the LoanNet Mortgage, Inc. transaction (see Note 4). Additionally, business growth of operating subsidiaries has required additional headcount, office space and other administrative costs to handle the expansion.

                       Nine Months Ended January 31, 2001
                                 Compared to the
                       Nine Months Ended January 31, 2000

Revenues

     Revenues increased by $3.44 or 84%, to $7.54 million for the nine months ended January 31, 2001, compared to $4.09 million for the nine months ended January 31, 2000, primarily due to the development and growth of the "net branch" program of AMRES. The growth in revenues can be attributed to such factors as the development of the AMRES interactive website and the inclusion of additional states in which AMRES is licensed to conduct business.

Cost of Revenue and Gross Profit

     The cost of revenue increased by $2.72 million or 94%, for the nine-month period ended January 31, 2001, which is in proportion to the increase in revenue as discussed above. As a percentage of revenue, the cost of revenue remained fairly consistent between periods, 74% compared to 70% for the nine months ended January 31, 2001 and 2000, respectively.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $6.49 million for the nine month period ended January 31, 2001, compared to $1.44 million for the nine months ended January 31, 2000. This increase of $5.05 million can be attributed to several factors, most notably the charge taken during the quarter for permanent impairment of goodwill (see Note 4), and costs at the corporate level related to professional services for items such as the filing of our registration statement, outside consultants, and the completion of the private placement in May. In addition, this increase can also be attributed to the business growth of the operating subsidiaries, as additional headcount, office space and other administrative costs are required to handle the expansion.

Liquidity and Capital Resources

     On April 7 and May 2, 2000, we completed two private placements raising a total of $4.0 million, less costs of $575,000. These funds were used to finance our current operations and reduce our indebtedness to EMB Corporation ("EMB") to approximately $1.2 million as of January 31, 2001.

     As part of the agreement for the April 7, 2000 private placement, we were required to file and cause to be declared effective a registration statement with the Securities and Exchange Commission by November 7, 2000. On August 4, 2000, we filed the registration statement and received an initial response from the Commission on or about September 7, 2000. On March 15, 2001, we filed our amended registration statement and response to the commissions' letter. As the private placement agreement called for the registration to be declared effective by November 7, 2000, we are incurring monthly liquidated damages of approximately $40,000 for each full month subsequent to November 7, 2000 in which the registration statement is not declared effective.

     On September 15, 2000, we received $125,000 (less costs and fees of $20,000) in exchange for a short-term note payable in the amount of $150,000 due on January 15, 2001. The proceeds were used to fund current operations. The note was guaranteed by an unrelated third party. As of March 19, 2001, we have not made any payments on the note. The third party guarantor has made approximately $20,000 in payments on this obligation.

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


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not engaged in any legal proceedings.

Item 2. Changes In Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-k

     (a) Exhibits.

          None

     (b) Reports on Form 8-K.

          None


     * Exhibits filed herewith. Other exhibits, if any, are incorporated by reference to previous filings.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            E-NET FINANCIAL.COM CORPORATION


 Dated:   March 22, 2001                    By:   /s/  Vincent Rinehart
                                               -------------------------------
                                                       Vincent Rinehart
                                                       Director, President, and
                                                       Chief Executive Officer




 Dated:   March 22, 2001                    By:  /s/  Kevin Gadawski
                                               -------------------------------
                                                      Kevin Gadawski
                                                      (Independent Consultant)
                                                      Principal Accounting and
                                                      Acting Chief Financial
                                                      Officer