Form 10KSB
period 2001-04-30
E-NET FINANCIAL COM CORP
filed 2001-08-16
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-24512


                         E-NET FINANCIAL.COM CORPORATION
             (Exact name of registrant as specified in its charter)

                          NEVADA                     88-1273503
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)      Identification No.)

                        3200 BRISTOL STREET, SUITE 700
                                 COSTA MESA, CA                   92626
                  (Address of principal executive offices)      (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (714) 866-2100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes   X     No     .
                                                         ---      ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's revenues for its most recent fiscal year.       $10,991,250
for  the  year  ended  April  30,  2001.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $5,688,808.60, based on the closing price of $0.20 for the common stock on August 3, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 3, 2001, there were 38,626,543 shares of common stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__
                                                -

                          E-NET FINANCIAL.COM CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

GENERAL

     e-Net Financial.Com Corporation ("e-Net" or the "Company") was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. On July 11, 1994, the Company filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission, which was declared effective on December 22, 1994. At that time, the Company became a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended. On August 16, 1996, the Company changed its name to Suarro Communications, Inc., and on February 12, 1999, May 12, 1999 and on January 18, 2000, the Company changed its name to e-Net Corporation, e-Net Financial Corporation and e-Net.Com Corporation, respectively. On February 2, 2000, the Company changed its name to e-Net
Financial.Com Corporation. In November of 1999, the Company forward-split its Common Stock on a two-for-one basis, and all references in this Annual Report reflect such forward split. Since inception, the Company has experienced several management changes.

     e-Net has had a rapid sequence of name changes which reflected significant acquisitions that shifted the Company's primary business operations over very short periods of time. Management has decided that one generic name would have been preferable. As such, e-Net has reserved "ANZA Capital, Inc." with the Nevada Secretary of State and, following and subject to the approval of its shareholders, will undertake to effectuate a change in the name of the corporation.

BUSINESS  OVERVIEW

     The Company is a holding company which currently operates through four (4) subsidiaries, namely AMRES, Expidoc, BravoRealty.com, and Titus Real Estate. Since March 1, 1999, the Company has acquired a total of nine companies, six of which have failed, and five of these subsidiaries have never generated any net revenue. e-Net has never developed a business of its own. Of the nine companies purchased by e-Net since March 1, 1999, six were purchased from then-current officers and directors, or parties affiliated with then-current officers and directors, including EMB. The total dollar value attributed to the purchase of these nine companies is approximately $4,400,000.

     AMRES and Expidoc represent our only significant operations and greater than 95% of our consolidated revenue. Please see further discussion of AMRES and Expidoc below.

     We have never been profitable, and our net losses have been significant. For the year ended April 30, 2001, our net loss was $6,745,207, or $0.30 per share. For the ten months ended April 30, 2000, our net loss was $1,796,899, or $0.22 per share. See our discussion in Item 6 - Management's Discussion and Analysis or Plan of Operations, for further details concerning our financial results.

RECENT  CHANGES  IN  BUSINESS  STRATEGY  AND  CHANGE  IN  CONTROL

     Effective March 1, 1999, the Company acquired e-Net Mortgage Corporation, a Nevada corporation ("e-Net Mortgage"), and City Pacific International, U.S.A., Inc., a Nevada corporation ("City Pacific"). Pursuant to the Share Exchange Agreement and Plan of Reorganization dated March 1, 1999, regarding e-Net
Mortgage, its shareholders received 2,000,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of e-Net Mortgage, which became a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement and Plan of Reorganization, dated March 1, 1999, regarding City Pacific, its shareholders received 500,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of City Pacific, which became a wholly owned subsidiary of the Company. Effective as of that date, Michael Roth, who had owned 100% of e-Net Mortgage, became Chairman, CEO, President, a director, and the owner of 44% of the common stock of the Company. Also effective as of that date, Al Marchi, who had owned 100% of City Pacific, became a director and the owner of 11% of the outstanding common stock of the Company. Following this transaction, the Company entered into a series of acquisitions as part of its strategy of horizontal market penetration and in an effort to increase revenues.

     On November 29, 1999, the Company issued Paul Stevens 250,000 shares of its Common Stock in exchange for Mr. Stevens' transfer to the Company of 500,000 shares of Common Stock of EMB Corporation ("EMB") that he owned (the "Stevens EMB Shares"). On December 21, 1999, and in connection with that exchange, the Company entered into agreements with Digital Integrated Systems, Inc. ("DIS"), and EMB to acquire their respective 50% interests in VPN.COM JV Partners, a Nevada joint venture ("VPN Partners") involved in vertically integrated communications systems. In consideration of the purchase of the interests, the Company issued a one-year promissory note to DIS in the amount of $145,000 (the "DIS Note") and tendered to EMB the Stevens EMB Shares. At the time of such transactions, Mr. Stevens was the sole owner of DIS and the President and Chief Executive Officer of VPN Partners. Upon closing of the acquisitions, VPN Partners was integrated with VPNCOM.Net, Inc. (previously known as City Pacific), the other communications entity then owned by the Company. At the time of the transaction, our management believed that VPN Partners and Mr. Stevens would contribute materially to the planned expansion of the Company.

     On January 12, 2000, as revised on April 12, 2000, the Company entered into an agreement (the "Amended and Restated Purchase Agreement") with EMB to acquire two of its wholly owned subsidiaries, namely American Residential Funding, Inc., a Nevada corporation ("AMRES"), and Bravo Real Estate, Inc., a California corporation ("Bravo Real Estate"). At the time of the acquisition, AMRES was the principal operating company of EMB, and EMB had previously acquired AMRES from AMRES Holding LLC ("AMRES Holding"), a company controlled by Vincent Rinehart (now an officer and director of the Company). The purpose of the acquisition was to acquire market share, revenues, and certain key management personnel. The Company also acquired all of EMB's rights to acquire Titus Real Estate LLC, a California limited liability company ("Titus Real Estate") from its record owners. Titus Real Estate is the management company for Titus Capital Corp., Inc., a California real estate investment trust (the "Titus REIT"), in which the Company has no ownership interest. Titus REIT currently holds 10 apartment buildings in Long Beach, California, six of which are in escrow to be sold.

     On February 11, 2000, the Company executed a purchase agreement (the "Titus Purchase Agreement") for the acquisition of Titus Real Estate and issued 100,000 shares of its Class B Convertible Preferred Stock (the "B Preferred") to AMRES Holding/Rinehart, and 300,000 shares of its Common Stock to Scott A. Presta, in their capacities as the owner-members of Titus Real Estate. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with the Company in any way, but both became members of Management in April 2000 (see Item 9). Upon closing, Titus Real Estate became a wholly owned subsidiary of the Company. Management had hoped that the acquisition of Titus Real Estate would increase the Company's overall revenue stream, but because of a lack of funding, the Company took a charge for impairment of goodwill in the amount of $1,155,057 in the fourth quarter 2001 with respect to its investment in Titus Real Estate.

     On February 14, 2000, in our continuing efforts to expand, the Company acquired all of the common stock of LoanNet Mortgage, Inc., a Kentucky corporation ("LoanNet"), a mortgage broker with offices in Kentucky and Indiana. Pursuant to the Stock Purchase Agreement dated February 14, 2000, the Company issued 250,000 shares of its Common Stock to the selling shareholders of LoanNet, which became a wholly-owned subsidiary of the Company. As of the closing of the transaction, LoanNet also had 400 shares outstanding of 8% non-cumulative, non-convertible preferred stock, the ownership of which has not changed. The preferred stock is redeemable for $100,000. As of February 28, 2001, all three LoanNet offices have been closed. The Company took a charge for impairment of goodwill in the amount of $1,985,012 in the fourth quarter 2001 with respect to its investment in LoanNet.

     On March 1, 2000, the Company sold VPNCOM.Net, Inc., which had proven to be unprofitable and inconsistent with the Company's changing business structure, to Al Marchi, its then-President. The sales consideration consisted of his 30-day promissory note in the principal amount of $250,000 (paid in full on April 15, 2000), the assumption of the DIS Note, and the return of 250,000 shares of Company Common Stock owned by him.

     On March 17, 2000, the Company acquired all of the common stock of ExpiDoc.com, Inc., a California corporation ("ExpiDoc"). ExpiDoc is an Internet-based, nationwide notary service, with over 6,500 affiliated notaries, that provides document signing services for various mortgage companies. Pursuant to the Stock Purchase Agreement dated February 14, 2000, the Company issued 24,000 shares of Common Stock of the Company to the selling shareholders of ExpiDoc, which became a wholly owned subsidiary of the Company. As of the closing of the acquisition, the Company entered into management and consulting agreements with ExpiDoc's owners and management, including Mr. Rinehart and Mr. Presta. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with the Company in any way, but both became members of Management in April 2000 (see Item 9)

     On April 12, 2000, the Company closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, the Company issued 7.5 million shares of Common Stock to EMB, representing nearly 40% of the then issued and outstanding common stock of the Company, paid $1,595,000, and issued a promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became wholly owned subsidiaries of the Company. As of April 30, 2001, the remaining principal balance of the promissory note was $1,055,000, and the note was substantially satisfied effective June 27, 2001, (see discussion of Global Settlement below). On April 12, 2000, James E. Shipley, the former CEO of EMB, was elected Chairman of the Board of Directors of the Company and Vincent Rinehart was elected a Director, President, and Chief Executive Officer of the Company. Bravo Real Estate never commenced operations, had no assets, and is no longer an operating subsidiary.

     Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of the sale of AMRES and Bravo from EMB to e-Net. Mr. Shipley resigned as Chairman of EMB and became Chairman of e-Net in April 2000, and resigned as an officer of e-Net in December 2000.

     Mr. Rinehart was never an officer or director of EMB, but was the owner of 2,000,000 shares of EMB common stock, making him an approximate 10% owner of EMB at the time of the sales in April 2000, and continues as an officer and director of the Company (e-Net) and as an officer of all wholly-owned subsidiaries of the Company.

     On April 12, 2000, in accordance the provisions of the Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, AMRES Holding/Rinehart demanded that its B Preferred be repurchased by the Company for an aggregate of one million dollars. On April 20, 2000, the Company, AMRES Holding/Rinehart, and Mr. Presta amended the Titus Purchase Agreement to provide for the return of 100,000 shares of the Company's preferred stock issued to AMRES Holdings and Mr. Presta upon the issuance of 1,000,000 shares of common stock to them.

     On May 24, 2000, Michael Roth and Jean Oliver, the sole remaining officers and directors of prior management, resigned their remaining positions with the Company. On that date, Mr. Presta, an executive officer and director of Titus Real Estate, was elected a Director and Secretary of the Company.

EVENTS  SUBSEQUENT  TO  FISCAL  YEAR  END

BRIDGE  FINANCING

     On June 27, 2001, the Company entered into an Investment Agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $225,000 received by the Company from Laguna Pacific, the Company

     (i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all of the assets of the Company, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market, and

     (ii) executed a Warrant Agreement which entitled Laguna Pacific to acquire up to $250,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date.

     Also on June 27, 2001, in transactions related to the agreements with Laguna Pacific, the Company formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza") capitalized with $75,000 from the proceeds of the bridge loan, which

     (i) executed a Bond Term Sheet with e-Net outlining the proposed terms of an offering to raise up to $5,000,000.

     (ii) entered into an Employment Agreement with Thomas Ehrlich beginning thirty days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza or the completion of a NASDAQ Small Cap listing by e-Net. The Employment Agreement provides for a salary of $20,000 per month, payable only by Anza and specifically not guaranteed of e-Net. Mr.
          Ehrlich will serve as Anza's Vice President and will be a director thereof. In connection with the Employment Agreement, e-Net executed a Stock Option Agreement which entitled Ehrlich to acquire up to 2,000,000 shares of e-Net common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into equity of e-Net (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement).

     (iii) entered into a Consulting Agreement with Lawrence W. Horwitz to provide services to Anza. The Consulting Agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning September 1, 2001, guaranteed by e-Net. In addition, e-Net executed a Stock Option Agreement which entitled Horwitz to acquire up to 1,000,000 shares of e-Net common stock on terms identical to those of Ehrlich, described above. (iv) entered into an Operating Agreement with e-Net concerning the operations of Anza Properties, Inc.

GLOBAL  SETTLEMENT

     On June 26, 2001, e-Net entered into a settlement agreement with EMB Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

     (i) e-Net issued to EMB 1,500,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 7,500,000 shares of e-Net common stock already held by EMB. e-Net issued to EMB a promissory note in the principal amount of $103,404.

     (ii) e-Net issued to Williams de Broe ("WdB") 3,000,000 shares of restricted common stock as consideration for WdB's release of all claims against e-Net arising under the purported guarantee of EMB's obligation to WdB by e-Net. e-Net received relief of debt to EMB in the amount of $624,766.

     (iii) e-Net issued to AMRES Holdings, an entity owned by Vincent Rinehart, a convertible note in the principal amount of $485,446.

EXECUTIVE  COMPENSATION

On July 1, 2001, e-Net entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, the Company is to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart was granted options to acquire 2,500,000 shares of e-Net common stock at the closing price on the date of the agreement which shall vest over a three year period. The number of shares to be acquired upon exercise of the options shall not be adjusted for a stock split, and is limited to both a maximum value of $1,900,000, and 20% of the outstanding common stock of the Company.

DISCUSSION  OF  OPERATIONS

     BravoRealty.com, which is not affiliated with the now non-operational Bravo Real Estate, is an internet-based real estate brokerage which was incorporated in May 2000 and began operations in January 2001. AMRES owns 69% of BravoRealty.com, with the balance owned by Vincent Rinehart (15%), David Villarreal (15%), and Kevin Gadawski (1%). Bravorealty.com's business model targets real estate agents as its customers and offers 100% commission retention for the agent, while charging a minimal fixed fee per closed transaction. Bravorealty.com's web site is operational, but it is currently in need of funding to complete its launch and implement the required infrastructure. If e-Net is able to secure the required funding, e-Net will remain the majority shareholder. If the required funding is secured from outside investors, e-Net may retain only a minority ownership position.

     Titus Real Estate is the management company of Titus REIT. Titus Real Estate, while currently operational, is not expected to provide significant revenues for e-Net. As stated above, Titus REIT is currently the owner of ten apartment buildings in Long Beach, California, six of which are in escrow to be sold. Titus REIT is in need of additional capital in order to expand its operations, and if it successful, the amount of revenue to e-Net through Titus Real Estate may increase.

     LoanNet is not operating at this time. Due to insufficient capitalization, the Company decided to close all three offices previously in operations in February 2001. On March 30, 2001, the Board of Directors of e-Net rescinded the acquisition of LoanNet due to claimed misrepresentations by LoanNet's management. While in operation, LoanNet recorded cumulative net losses and did not provide any cash flow for the Company. The Company wrote off its full investment in LoanNet in the fourth quarter of 2001. LoanNet's preferred shareholder seized the remaining assets of LoanNet, and took actions which e-Net has interpreted to be his assumption of certain liabilities.

AMERICAN  RESIDENTIAL  FUNDING,  INC.  ("AMRES")

GENERAL

     The Company, through its wholly owned subsidiary, e-Net Mortgage, had, since 1999, engaged in business as a retail mortgage broker. However, e-Net Mortgage was not capitalized to the level that permitted it to expand its operations outside of its offices in San Jose, and Costa Mesa, California, and Las Vegas, Nevada. With the pending acquisition of American Residential Funding, Inc. ("AMRES"), e-Net Mortgage stopped conducting business in the fourth quarter of the fiscal year ended April 30, 2000. With the completion of the acquisition of AMRES, AMRES has become the principal operating mortgage subsidiary of the Company. It is the intent of the Company for AMRES to operate primarily as a mortgage banker and mortgage broker through an expansion of its existing company-owned and branch operations

     The name "AMRES" is approved for use by American Residential Funding, Inc. by the California Department of Real Estate, the primary governing body of AMRES. An appropriate DBA filing of AMRES has been done, and the company is regularly referred to as "AMRES".

LOAN  MAKING

     AMRES is primarily a loan broker, arranging approximately $50,000,000 a month in home loans. AMRES, through their agents in some 140 branches (1-8 agents in each branch) is licensed in 39 states to originate loans. Although AMRES has a $2,000,000 line of credit with which to fund loans, less than 5% of total loan volume is funded this way. AMRES, through their loan agents, locates prospective borrowers from real estate brokers, home developers, and marketing to the general public. After taking a loan application, AMRES processes the loan package, including obtaining credit and appraisal reports. AMRES then presents the loan to one of approximately 200 approved lenders, who then approve the loan, draw loan documents and fund the loan. AMRES receives a commission for each brokered loan, less what is paid to each agent.

LOAN  STANDARDS

     Mortgage loans arranged by AMRES are generally loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured or VA-guaranteed. Generally, each mortgage loan having a loan-to-value ratio in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof. 95% of all loans originated by AMRES are brokered to lenders and not underwritten or funded by AMRES.

     The mortgage loans are "one-to-four-family" mortgage loans, which are permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one-to-four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan must be secured by an owner-occupied primary residence or second/vacation home, or by a non-owner occupied residence. The mortgaged property may not be a mobile home.

     In general, no mortgage loan is expected to have an original principal balance less than $30,000. While most loans will be less than $700,000, loans of up to $2,000,000 may be brokered to unaffiliated third-party mortgage lenders. Fixed rate mortgage loans must be repayable in equal monthly installments which reduce the principal balance of the loans to zero at the end of the term. Credit, Appraisal and Underwriting Standards

     Each mortgage loan must (i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by the lender. For certain mortgage loans which may be subject to a mortgage pool insurance policy, the lender may delegate to the issuer of the mortgage pool insurance policy the responsibility of underwriting such mortgage loans, in accordance with the lender's credit appraisal and underwriting standards.

     A lender's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. In the loan application process, prospective mortgagors will be required to provide information regarding such factors as their assets, liabilities, income, credit history, employment history and other related items. Each prospective mortgagor will also provide an authorization to apply for a credit report which summarizes the mortgagor's credit history. With respect to establishing the prospective mortgagor's ability to make timely payments, the lender will require evidence regarding the mortgagor's employment and income, and of the amount of deposits made to financial institutions where the mortgagor maintains demand or savings accounts. In some instances, mortgage loans may be arranged by the lender under a Limited Documentation Origination Program. For a mortgage loan to qualify for the Limited Documentation Origination Program, the prospective mortgagor must have a good credit history and be financially capable of making a larger cash down payment in a purchase, or be willing to finance less of the appraised value, in a refinancing, than would otherwise be required by the Company. Currently, only mortgage loans with certain loan-to-value ratios will qualify for the Limited Documentation Origination Program. If the mortgage loan qualifies, the lender waives some of its documentation requirements and eliminates verification of income and employment for the prospective mortgagor. The Limited Documentation Origination Program has been implemented relatively recently and accordingly its impact, if any, on the rates of delinquencies and losses experienced on the mortgage loans so originated cannot be determined at this time.

     The lender's underwriting standards generally follow guidelines acceptable to FNMA ("Fannie Mae") and FHLMC ("Freddie Mac"). The lender's underwriting policies may be varied in appropriate cases. In determining the adequacy of the property as collateral, an independent appraisal is made of each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the appraiser's judgment of values, giving appropriate weight to both the market value of comparable homes and the cost of replacing the property. Over 95% of all loans processed are underwritten and funded by approved lenders of AMRES. Very few loans, approximately 5%, are funded by AMRES on their line of credit for future resell.

Title  Insurance  Policies

     The lender will usually require that, at the time of the origination of the mortgage loans and continuously thereafter, a title insurance policy be in effect on each of the mortgaged properties and that such title insurance policy contain no coverage exceptions, except those permitted pursuant to the guidelines established by FNMA.

Applicability  of  Usury  Laws

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

     The above described laws do not have a material effect on the Company's operations because it acts primarily as a broker to direct lenders.

MORTGAGE  SOFTWARE  AND  TECHNOLOGY

     AMRES currently uses loan origination software developed by an independent third party, which is accessible by its Company-owned offices and at branch offices through an Intranet system. This software can quickly review the underwriting guidelines for a vast number of loan products, including those offered by Fannie Mae and Freddie Mac and select the appropriate loan product for the borrower. The software then allows the routing of pertinent information to the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages, and the automated systems of independent lenders such as IndyMac. Thus, in less than one hour, a borrower can receive loan approval, subject only to verification of financial information and appraisal of the subject property. The software also permits the contemporaneous ordering and review of preliminary title reports and escrow instructions. The AMRES Intranet system allows branch offices to have around-the-clock access to the system.

Customer  Service  and  Support

     AMRES provides branch owners with on-line technical support, training, consulting and implementation services. These services consist of the following:

Customer  Education  and  Training

     AMRES offers training courses designed to meet the needs of end users, integration experts and system administrators. AMRES also trains customer personnel who in turn may train end-users in larger deployments. Training classes are provided at the customers' offices or on-line with an on-line tutorial. No fees are charged the branch for these services.
System  Maintenance  and  Support

     The Company offers telephone, electronic mail and facsimile customer support through its central technical support staff at the Company's headquarters. The Company also provides customers with product documentation and release notes that describe features in new products, known problems and workarounds, and application notes.

EXPIDOC  NATIONWIDE  NOTARY  SERVICES

     ExpiDoc is an Internet-based nationwide notary service that specializes in providing mortgage brokers with a solution to assist with the final step of the loan process: notarizing signatures of the loan documents. This is accomplished through ExpiDoc's automation of the process, its knowledgeable, experienced staff, and proprietary technology. ExpiDoc provides its clients with real-time access to the status of their documents, 24 hours a day. ExpiDoc's proprietary software executes both the front office notary coordination and the back office administration. ExpiDoc currently employs 3 people, located in Costa Mesa.

SALES  AND  MARKETING

     As of June 30, 2001, the Company marketed and sold its mortgage brokerage services primarily through a direct sales force of loan agents totaling approximately 24 persons based in Costa Mesa, California, as well as approximately 120 loan agents at branch locations. The Company maintains four Company-owned offices in Southern California and approximately 140 branch offices in 39 states. The sales efforts of the Company to market its branch opportunities are located primarily in the Company's Costa Mesa, California headquarters office. Once a branch is opened, a branch manager supervises a licensed branch office and its employees, and receives a percentage of the profits of that branch. AMRES provides accounting, licensing, legal, compliance and lender access for each branch, retaining a percentage of commission generated by loan correspondents at each branch. The branch managers must follow all guidelines set forth by AMRES as well as all regulations of various government agencies and are independently responsible for the expenses incurred at the branch level, including personnel expenses.

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

EMPLOYEES

     As of June 30, 2001, the Company employed a total of 143 persons. Of the total, 15 officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, all of whom were engaged in finance and administration. In addition, the Company, through its net branch operations, employed 128 individuals, 29 of whom were engaged in loan administration and 99 of whom were engaged in loan production. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our principal place of business is in Costa Mesa, California, where we lease an approximately 6,800 square foot facility for $190,000 per annum (subject to usual and customary adjustments), under a written lease which terminates in March 2003. This location houses our corporate finance, administration, and sales and marketing functions. ExpiDoc and the Costa Mesa office of AMRES sub-lease space at this facility from e-Net on a month-to-month basis for $1,000 and $4,000, respectively.

     AMRES leases additional facilities: Long Beach, California (month-to-month, $3,450 per month); Palmdale, California (month-to-month, $ 1,911 per month), and Riverside, California (term expiring in 2003, $2,117 per month).

     All branch offices are leased in the name of its respective manager, with lease payments made from revenues generated by that branch. The Company does not undertake any liability for those locations.

     We believe that our current facilities will be adequate to meet our needs, and that we will be able to obtain additional or alternative space when and as needed on acceptable terms.

     The Company may also hold real estate for sale from time to time as a result of its foreclosure on mortgage loans that may become in default.

ITEM  3  -  LEGAL  PROCEEDINGS

     The  Company  is  not  engaged  in  any  material legal  proceedings.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the fiscal year.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The Common Stock of the Company is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "ENNT".

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

     For several years prior to March of 1999, the market price of the Common Stock of the Company was either nominal or non-existent because the Company had no substantial assets and had little or no operations. However, after the Company entered into an acquisition agreement regarding the purchase of certain assets of e-Net Mortgage and City Pacific in March 1999, the Common Stock of the Company began trading. Following the execution of the initial agreement with EMB to acquire certain of its assets in January 2000, more active trading of the Company's Common Stock commenced.

     The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by Pink Sheets LLC (formerly known as the National Quotation Bureau, L.L.C.), for the periods indicated.

                                                            HIGH           LOW
FISCAL  YEAR  ENDED  APRIL  30,  1999:
1st Quarter                                              $   .01         $  .01
-------------------------------------------------------------------------------
2nd Quarter                                              $   .01         $  .01
3rd Quarter                                              $   .02         $  .01
4th Quarter                                              $  6.00         $  .02


FISCAL  YEAR  ENDED  APRIL  30,  2000:
1st Quarter                                              $  7.50        $  2.00
-------------------------------------------------------------------------------
2nd Quarter                                              $  7.00        $  1.19
3rd Quarter                                              $ 12.88        $  1.00
4th Quarter                                              $ 15.63        $  3.25

FISCAL  YEAR  ENDED  APRIL  30,  2001:
-------------------------------------------------------------------------------
1st  Quarter                                             $  3.75        $  1.43
2nd  Quarter                                             $  1.34        $  0.28
3rd  Quarter                                             $  1.38        $  0.25
4th  Quarter                                             $  0.43        $  0.11

Close  on  August  8,  2001                              $  0.17        $  0.17

     The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded, and that any sales significantly impact the market.

HOLDERS

     As of April 30, 2001, and August 3, 2001, there were 26,384,884 and 38,626,543 shares, respectively, of Common Stock issued and outstanding which as of August 3, 2001 were held by approximately 66 holders of record. As of April 30, 2001, and August 3, 2001, there were no shares of Class A Convertible Preferred Stock or Class B Convertible Preferred Stock outstanding and there were 20,000 and 18,693 shares, respectively, of Series C Convertible Preferred Stock outstanding. On July 13, 2001, 1,307 shares of Series C Convertible Preferred Stock were converted into 4,666,663 shares of e-Net common stock.

DIVIDEND  POLICY

     The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On May 2, 2000, the Company issued 666,667 shares of common stock to Jupiter European Special Situations Fund, an accredited investor, for which the investor paid $2,000,000. As additional consideration, the Company issued to Jupiter warrants to acquire 333,334 shares of common stock at an exercise price of $3.00 per share. The issuances were exempt pursuant to section 4(2) of the Securities Act of 1933.

     In May 2000, the Company issued an aggregate of 60,000 shares of common stock to four (4) employees as consideration for services rendered to the Company. The issuances were exempt pursuant to section 4(2) of the Securities Act of 1933.

     On April 26, 2001, the Company issued 2,500,000 shares of common stock to its wholly-owned subsidiary, AMRES, to provide capitalization under HUD requirements. The issuance was exempt pursuant to section 4(2) of the Securities Act of 1933.

     On April 27, 2001, the Company issued 150,000 shares of common stock to James E. Shipley, an accredited investor, in satisfaction of a $300,000 note owed to him. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors". The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this annual report.

OVERVIEW

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

REVENUES

     Revenues increased by $6,302,080, or 130.4%, to $10,991,250 for the year ended April 30, 2001, compared to $4,689,170 for the ten (10) months ended April 30, 2000. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for approximately 95.7% and 97.6%, of consolidated revenues in the year ended April 30, 2001 and the ten months ended April 30, 2000, respectively. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

     More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 140 branches as of April 30, 2001, compared to less than ten branches as of April 30, 2000. For the twelve months ended April 30, 2001, the total revenue associated with the Net Branches was approximately $6,947,000. The Company did not evaluate the performance of the Net Branches during the ten months ended April 30, 2000 due to their limited operations. The Net Branch program is expected to continue to be a primary growth vehicle for the Company in the future. In addition, the mortgage banking division of AMRES is expected to expand over the next six to nine months, as evidenced by the its growth in revenue to approximately $218,000 for the year ending April 30, 2001, compared to no revenues for the ten months ended April 30, 2000.

     Revenues for Expidoc also increased significantly, $187,723 for the period ended April 30, 2001 compared to $38,225 for the period ended April 30, 2000. The increase is primarily attributable to a full year of operating results being included in the consolidated revenues for the full-year ended April 30, 2001, whereas only approximately two months were included as of April 30, 2000 based on the timing of the acquisition of Expidoc in March 2000.

     Revenues from Titus, approximately $9,000, and Bravorealty.com ("Bravo"), approximately $17,000, were not material for either period presented. See further discussion of Titus below in section titled Impairment of Goodwill - Titus. Bravo became operational in January 2001. For the four months January through April 2001, the management of Bravo focused the majority of their time in attracting a qualified agent base and refining the technological infrastructure to allow the company to process the real estate transactions completed by their agents. During this period, Bravo completed two real estate transactions, earning revenue of approximately $17,000. Management believes that Bravo will be a significant growth vehicle for the Company over the next 12 months, as evidenced by the steady increase in the number of listings and closed transactions generated by Bravo subsequent to year end.

Costs  and  Expenses

Commissions

     Commissions are paid to loan agents on funded loans. Commissions increased by $4,116,153 or 121%, for the year ended April 30, 2001, and to $7,527,903 from $3,411,750 for the year ended April 30, 2000. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 4.3%, to 68.5% compared to 72.8% for the year ended April 30, 2001 and the ten months ended April 30, 2000, respectively. This decrease is attributable to the Company leveraging its increased revenues as the Company earns a higher commission split (compared to the loan agent) once certain revenue targets are reached.

Salaries and Wages

     Salaries and wages totaled $1,370,839 in fiscal 2001 compared to $1,070,357 in the ten-month period ended April 30, 2000. The increase is directly related to the expansion of AMRES operations.

Selling,  General  and  Administrative  Expenses

     Selling, general and administrative expenses totaled $3,491,454 for the year ended April 30, 2001, compared to $1,989,017 for the ten months ended April 30, 2000. This increase of $1,502,432 can be primarily attributed to the business growth of the operating subsidiaries, names AMRES, as additional personnel, office space, and other administrative costs are required to handle the expansion. In addition, the Company incurred costs at the corporate level related to professional services for items such as the filing of a registration statement, auditing, and certain legal services. Effective in the first quarter of fiscal 2002, the Company had implemented significant cost reductions to reduce its administrative expenses at corporate offices.

     Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to $349,104 for the year ended April 30, 2001, compared to $122,749 for the ten months ended April 30, 2000. The increase is attributable to the timing of the acquisitions as all of the acquisitions occurred in the fourth quarter of last year, and as such only partial years worth of amortization of goodwill was recorded for the period ending April 30, 2000.

Consulting  Expenses

     To date, the Company has not generated positive cash flow from operations and as such has been forced to fund a portion of these costs through the use of its common stock paid to outside consultants. During the twelve months ended April 30, 2001, general and administrative costs paid in the form of stock to outside consultants totaled approximately $1,855,915, representing 2,863,591 shares of common stock. For the ten months ended April 30, 2000, costs paid in the form of stock to outside consultants was immaterial. The breakout in terms of types of consulting services performed during the year ended April 30, 2001 is summarized below in Note 11 in the financial statements:


                                             Year Ended April 30, 2001

                                              Costs             Shares
                                             Incurred           Issued


Financial and Internal
Accounting Services                         $300,512           630,500

Mergers Acquisitions Consulting              888,996           875,945

Bravorealty Start-up Costs                   286,337           718,500

Information Technology Consulting             41,650            71,000

Legal Services                               338,425           567,646
                                  ------------------         ---------
Total                                     $1,855,920         2,863,591
                                  ==================         =========

Impairment  of  Goodwill  -  LoanNet

     On February 14, 2000 the Company issued 250,000 shares of common stock for all the issued and outstanding stock of LoanNet Mortgage, Inc., a Kentucky corporation. The Company recorded goodwill in the amount of $2,226,873 as part of the transaction. LoanNet had a limited and unprofitable operating history, but provided the Company with projections and representations which showed positive operational cash flow within the first year of operations. During the first and second quarters of year ended April 30, 2001, the officers of LoanNet began to express the need for a capital infusion of approximately $300,000. These Officers indicated that without this infusion of capital, the business would likely fail.

     The Company did not have the capital requested by the Officers of LoanNet, and was unable to raise additional capital primarily due to the market conditions and the decline in the Company's stock price. During the third quarter, the Company decided to close all three LoanNet offices and cease operations. On March 30, 2001, the Board of Directors of e-Net, none of whom were officers, directors or management of LoanNet, rescinded the acquisition of LoanNet due to claimed misrepresentations by LoanNet's management, officers and directors. E-Net management demanded the return of the 250,000 shares issued, and attempted to deliver the shares of common stock it received in connection with the acquisition to the original selling shareholder, whom is also the preferred stockholder, the chief executive officer and director of LoanNet. While in operation, LoanNet recorded cumulative net losses and did not provide any cash flow for the Company. The Company wrote off its full investment in LoanNet in the fourth quarter of 2001. LoanNet's preferred shareholder seized the remaining assets of LoanNet, and took actions which e-Net has interpreted by be his assumption of certain liabilities. Management of e-Net is not aware of any claims against e-Net or its subsidiaries in connection with LoanNet.

     At that point, the Company deemed it appropriate to write off its remaining investment in LoanNet and as such, took a charge for the unamortized portion of goodwill amounting to $1,985,012.

Impairment  of  Goodwill  -  Titus  Real  Estate

     On February 11, 2000 the Company executed a purchase agreement for the acquisition of Titus Real Estate for $1,600,000. The Company allocated the purchase price to goodwill associated with the transaction of $1,600,000 (refer to Note 3 to the consolidated financial statements). Titus is the management company for Titus R.E.I.T. At the time of the acquisition of Titus Real Estate, the then-chairman of the Company was close to finalizing a commitment from investors to raise over $30,000,000 in capital for the R.E.I.T. No commitment was obtained by the Company.

     Unfortunately, as the securities markets deteriorated, so did the funding for the Titus R.E.I.T. During the year ended April 30, 2001, the Company focused the majority of its efforts on its other subsidiaries, namely AMRES, Expidoc, and Bravo Rrealty.com, and as such, Titus did not provide the Company with any significant revenue or cash flow (approximately $9,000 of revenue for the year ended April 30, 2001). Through April 30, 2001, management has been unsuccessful in obtaining capital for the Titus R.E.I.T. However management intends to actively seek capital for the Titus R.E.I.T. as management believes there is a significant opportunity to generate cash flows for e-Net; however, there are no assurance that such capital will be raised. Since we have been unsuccessful in our capital raising and operating efforts, we found it necessary to impair goodwill by an additional $1,155,057 based on a current liquidation value of the Titus R.E.I.T of an estimated $250,000.

Interest  Expense

     Interest expense was $203,306 as of April 30, 2001, compared to $27,343 as of April 30, 2000. This increase is associated with the interest on the notes payable to EMB Corporation relating the Company's acquisition of AMRES. The Company did not make any principal or interest payments on this note during the last eleven months of the year ending April 30, 2001. Subsequent to year end, the notes due to EMB, as well as certain other obligations owed by the Company, were satisfied as part of the "Global Settlement" agreed to by all parties. See further discussion of the Global Settlement in Events Subsequent To Year End beginning on page 6, and in Note 14 to the Consolidated Financial Statements.

Net  Losses

     The Company's net losses for the twelve and ten months ended April 30, 2001 and 2000 were ($6,573,527), and ($1,796,899), or ($0.30) and ($0.22) per share respectively. During the most recent twelve-month period, the non-cash expense component of the Company's net loss was significant. For the year ending April 30, 2001, non-cash expense relating to impairment of goodwill and stock paid to consultants and other non-cash expenses amounted to $5,727,544, compared to $1,145,139 for the ten months ended April 30, 2000. The impairment charges relating to goodwill are of a non-recurring nature and as such, the Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to reduce its net losses in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in operating activities was $894,143 and $702,248 and for the year ended April 30, 2001 and the ten months ending April 30, 2000, respectively. For both periods, the Company incurred net losses from operations. Significant non-cash expenses impacting the loss from operations for the period ending April 30, 2001 were depreciation and amortization of $393,439, permanent impairment of goodwill in the amount of $3,140,069, and stock compensation paid to outside consultants and employees of $2,025,825. Significant non-cash expenses impacting the loss from operations for the ten months ending April 30, 2000 were depreciation and amortization of $132,440, and stock compensation recorded on the conversion of preferred shareholders in the amount of $1,000,000.

     Net cash used in investing activities was $14,634 for the year ended April 30, 2001. Net cash provided by investing activities was $178,188 for the ten month period ended April 30, 2000. The primary contributors to the cash provided by investing activities for the period ended April 30, 2000 were the issuance of a note receivable to a related party in the amount of $39,400 and the net impact of the acquisitions of Titus, Expidoc, and LoanNet amounting to $147,970.

     Net cash provided by financing activities was $716,080 and $704,326 for the periods ending April 30, 2001 and April 30, 2000 respectively. Cash provided by financing for both periods relates primarily to net proceeds received from private placements of the Company's stock, reduced by payments made on the Company's note payable to EMB corporation related to the acquisition of AMRES. The net proceeds from private placements were $1,699,973 and $1,775,000, while the payments made on related party notes payable amounted to $1,350,000 and $1,530,000 for the periods ended April 30, 2001 and April 30, 2000, respectively. Additionally, the Company received $459,326 during the 10-month period ended April 30, 2000 from the issuance of notes to related parties. During the year ended April 30, 2001, the Company drew down from its line of credit $340,842.

     On April 7 and May 2, 2000, we completed two private placements raising a total of $4 million less costs of $525,027. These funds were used to finance our current operations and reduce our indebtedness to EMB Corporation ("EMB") to approximately $1.1 million as of April 30, 2001.

     As part of the agreement for the April 7, 2000, private placement, we were required to file and cause to be declared effective a registration statement with the Securities and Exchange Commission by November 7, 2000. On August 4, 2000, we filed the registration statement and received an initial response from the Commission on or about September 7, 2000. As the private placement agreement called for the registration to be declared effective by November 7, 2000, we incurred monthly liquidated damages with the holders of the Class C Preferred of approximately $40,000 for each full month subsequent to November 7, 2000 in which the registration statement was not declared effective. The Class C Preferred has elected to begin converting their holdings to common stock beginning in July of 2001.

     On September 15, 2000, we received $125,000 (less costs and fees of $20,000) in exchange for a short-term note payable in the amount of $150,000 due on January 15, 2001. The proceeds were used to fund current operations. The holder of the note payable granted an extension of the due date beyond January 15, 2001. As of August 8, 2001, $39,150 remains due on the note, payable in nine equal monthly installments with no interest.

     During fiscal 2001, the Company satisfied a note payable due a former related party in the amount of $300,000 plus interest by issuing 150,000 shares of restricted common stock. The stock was valued at $332,666 (the amount of the principal balance plus accrued interest) and no gain or loss was recorded on the settlement.

     To date, the Company has not generated income from operations and has a stockholders' deficit of $13,301,068. The Company has financed a majority of its operations through the issuance of its common stock. Subsequent to year end, the Company executed a "Global Settlement" with its primary creditors (refer to Note 14 in the Consolidated Financial Statements). Pursuant to this agreement, the company issued 1,500,000 shares of restricted stock to EMB and 3,000,000 shares of restricted stock to Williams de Broe. These shares were tendered to, among other things, satisfy the remaining obligation owed by the Company to EMB relating to the acquisition of AMRES (approximately $1.3 million including accrued interest as of April 30, 2001). This obligation is reflected in long-term liabilities on the Consolidated Financial Statements for the period ending April 30, 2001.

     Also subsequent to year end, the Company secured "Bridge Financing" in the amount of $200,000 and executed an investment agreement with Laguna Pacific Partners, LLP. In addition, in transactions related to the agreements with Laguna Pacific Partners, LLP, the Company formed a wholly-owned subsidiary, Anza Properties, Inc., which executed a Bond Term Sheet with e-Net outlining the proposed terms of an offering to raise up to $5,000,000. Please refer to Note 14 of the Consolidated Financial Statements for further discussion.

     Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations and has excess current liabilities over current assets totaling approximately $375,000, it requires financing to meet its cash requirements. Our auditors included an explanatory paragraph in their report raising substantial doubt about its ability to continue as a going concern. Subsequent to year-end, the Company executed relief from certain obligations by settlement of its creditors. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

     If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. At present, there are no firm commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management has implemented a several reductions of costs and expenses to reduce its operating losses. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurance that management's plans will be successful. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Consolidated  Financial  Statements

     e-Net  Financial.Com  Corporation

     Report  of  McKennon  Wilson  &  Morgan  LLP                            F-1

     Consolidated  Balance  Sheets  as  of  April  30,  2001                 F-2

     Consolidated Statements of Operations for the year ended
     April 30, 2001 and the ten months ended April  30, 2000                 F-3

     Consolidated Statements of Stockholder's Equity for year ended
     April  30,  2001  and  the  ten  months  ended  April  30, 2001         F-4

     Consolidated  Statements  of  Cash Flows  for  the  year ended
     April  30, 2001 and the ten months ended April  30, 2000                F-8

     Notes to the Consolidated Financial Statements                 F-11 to F-26


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  have  been  no  events  required  to  be  reported  by  this Item 8.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                                 Age       Position(s)
----                                 ---       -----------

Scott  A.  Presta                    29        Director

Vincent  Rinehart                    51        Director, President,
                                               Chief Executive Officer, and
                                               Principal Accounting Officer


     Mr. Presta has been a director of the Company since April 12, 2000. A former member of the National Association of Securities Dealers, Inc., he was the licensed General Securities Principal of Pacific Coast Financial Services, Inc., ("Pacific Coast"), a brokerage firm in Long Beach, California, from
October of 1993 through November of 1995. Following his tenure with the brokerage firm, Mr. Presta formed a series of companies that were involved in the real estate and oil and gas industries, one of which, Titus, was acquired by the Company. Mr. Presta attended California State University Long Beach from 1989 through spring of 1992, when he became employed by Pacific Coast.

     Mr. Rinehart has been a director and the President and Chief Executive Officer of the Company since April 12, 2000. He also serves in the following capacities: Chairman of the Board of AMRES (commencing in 1997); Chief Executive Officer of Firstline Mortgage, Inc., a HUD-approved originator of FHA, VA, and Title 1 loans (commencing in 1985); and Chairman of the Board of Firstline Relocation Services, Inc., a three office enterprise that provides real estate sales, financing, destination, and departure services to Fortune 500 companies (commencing in 1995). Mr. Rinehart received his B.A. in Business Administration from California State University at Long Beach in 1972.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended April 30, 2001, the Board of Directors met on 20 occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

ITEM  10  -  EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors
-----------------------------------

2000  Stock  Compensation  Program

     The Company has reserved shares of Common Stock for issuance under its 2000 Stock Compensation Program (the "Plan"), as amended. At April 30, 2001, 3,803,059 shares of Common Stock had been granted and issued under the Plan. Our Plan was adopted by our board of directors in December 1999 and will be presented to the stockholders for approval at the next annual meeting of stockholders. A total of 5,000,000 shares of common stock has been reserved for issuance under the Plan, as amended to date. The maximum number of shares of common stock which may be awarded under the Plan during any fiscal year to any participant is 600,000 shares.

     The Plan is administered by the board of directors. The administrator has the power to determine the individuals to whom options, restricted shares or rights to purchase shares shall be granted, the number of shares or securities subject to each option, restricted share, purchase right or other award, the duration, times and exercisability of each award granted, and the price of any share purchase or exercise price of any option.

     Options granted under the Plan are generally not transferable by the optionee except by will or the laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by the optionee.
Options generally must be exercised within 30 days following the end of the optionee's status as an employee or consultant unless extended to 90 days in the discretion of the administrator. Options may be exercised for up to 6 months upon death or disability. However, in no event may an option be exercised later than the earlier of the expiration of the term of the option or five years from the date of the Plan.

     The Plan may be amended, altered, suspended or terminated by the administrator at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option, restricted share, purchase right or other award previously granted without the consent of the affected participant. Unless terminated sooner, the Plan will terminate automatically in December of 2004.

Board  Compensation

         Directors of the Company receive no compensation as a Director but they are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2001 and 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                                          SUMMARY COMPENSATION TABLE

                                      Annual Compensation                            Long Term Compensation
                            ------------------------------------------    ------------------------------------------

                                                                                      Awards             Payouts
                                                                          -------------------------   --------------
                                                                          RESTRICTED    SECURITIES
 NAME AND                                        OTHER ANNUAL               STOCK       UNDERLYING    LTIP    ALL OTHER
 PRINCIPAL POSITION                  SALARY   BONUS    COMPENSATION        AWARDS       OPTIONS    PAYOUTS  COMPENSATION
                          YEAR        ($)     ($)         ($)               ($)          SARS(#)     ($)       ($)

Vincent Rinehart,         2001    180,697.18  -0-      17,364.36            -0-           -0-        -0-       -0-
President (1)
                          2000

Scott Presta (2). . . . . 2001        -0-     -0-         -0-               -0-           -0-        -0-       -0-

                          2000     35,000     -0-         -0-               -0-           -0-        -0-       -0-



(1) In April of 2000, Mr. Rinehart was appointed Chief Executive Officer and President of the Company.

(2) Mr. Presta did not receive compensation from the Company in any years represented. However, he did receive wages totaling $35,000 in 2000 for services performed at American Residential Funding.




                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                   (INDIVIDUAL GRANTS)


                       NUMBER OF SECURITIES      ERCENT OF TOTAL
                          UNDERLYING          OPTIONS/SAR'S GRANTED
                     OPTIONS/SAR'S GRANTED      TO EMPLOYEES IN       EXERCISE OF BASE PRICE
  NAME                  FISCAL YEAR (#)             ($/SH)                  ($/SH)               EXPIRATION DATE

----------------------------------------------------------------------------------------------------------------
Vincent Rinehart             -0-                      N/A                     N/A                     N/A

Scott Presta                 -0-                      N/A                     N/A                     N/A



                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES
                                               ----------------------------

                                                                  NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                                                  SECURITIES UNDERLYING           MONEY OPTION/SARS
                  SHARES ACQUIRED ON                             OPTIONS/SARS AT FY-END (#)         AT FY-END ($)
NAME                EXERCISE (#)          VALUE REALIZED ($)     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
Vincent Rinehart         -0-                    N/A                        N/A                          N/A

Scott Presta             -0-                    N/A                        N/A                          N/A


ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of August 3, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.



                                         Common Stock
                                         ------------


                    Name and Address of                Amount and Nature of      Percent
Title of Class      Beneficial Owner (1)               Beneficial Ownership     of Class(2)
--------------     ----------------------             ---------------------     -----------




Common
Stock              Vincent Rinehart                          1,067,500             2.7%


Common
Stock              Scott A. Presta                             115,000             0.3%


Common             American Residential Funding,
Stock              Inc. (AMRES) (3)                          2,750,000             7.1%


Common             EMB Corporation (4)                       9,000,000            23.3%
Stock              10159 E. 11th Street, Suite 415
                   Tulsa, Oklahoma 74128


Common             Willbro Nominees Ltd. (5)                 3,000,000             7.8%
Stock              6 Broadgate
                   London, EC2M-2RP England


Common             All officers and directors as a group     1,182,500             3.0%
Stock              (2 persons)



(1) Unless otherwise noted, the address of each beneficial owner is c/o e-Net Financial.com Corporation, 3200 Bristol Street, Suite 700, Costa Mesa, California 92626.

(2)  Based  on  38,626,543  shares  outstanding  as  of  August  3,  2001.

(3) In May 2001, the Company issued 2,500,000 shares of common stock to its subsidiary, American Residential Funding, Inc., in order to appropriately capitalize AMRES. In April 2000, the Company issued 250,000 shares of common stock to AMRES.

(4) To the best knowledge of the Company, these shares are under the control of the board of directors of EMB. Includes 1,500,000 shares issued to EMB as part of the Global Settlement (see Item 1 - Global Settlement, above). Vincent Rinehart is a shareholder of EMB. Vincent Rinehart holds a limited proxy for all of these shares until December 31, 2001.

(5) These shares were issued as part of the Global Settlement involving Williams de Broe (see Item 1 - Global Settlement, above).



                                           Preferred Stock
                                           ---------------


                      Name and Address of                   Amount and Nature of           Percent
Title  of  Class      Beneficial  Owner                     Beneficial  Ownership         of  Class
----------------     -------------------                   ---------------------          ---------




Series C               Cranshire  Capital,  L.P.               6,531 (1)                   36.3%
Preferred              c/o Downsview Capital, Inc.
                       666 Dundee Road, Suite 1901
                       Northbrook, Illinois 60062


Series C               EURAM Cap Strat. "A" Fund Limited       4,431 (1)                   24.6%
Preferred              c/o JMJ Capital, Inc.
                       666 Dundee Road, Suite 1901
                       Northbrook, Illinois 60062


Series C               Keyway Investments, Ltd                 4,531 (1)                  24.2%
Preferred              19 Mount Havlock
                       Douglas, Isle of Man
                       United Kingdom 1M1 2QG


Series C               The dotCom Fund, LLC
Preferred              666 Dundee Road, Suite 1901
                       Northbrook, Illinois 60062              2,731 (1)                  14.6%


Series C               All officers and directors as a group       -0-                     -0-%
Preferred              (2 persons)




(1) In April 2000, the Company issued 20,000 shares of Series C Convertible Preferred Stock, (the "C Preferred") for $1,775,000, net of fees of $225,000 in a private placement. As additional consideration, the Company issued warrants to purchase 151,351 shares of the Company's common stock at an initial exercise price of $6.73 per share. The C Preferred has a liquidation value of $2,000,000 and the holder is entitled to receive cumulative dividends at an annual rate of $7.00 per share (7% per annum), payable semi-annually. The C Preferred is convertible, at any time at the option of the holder, into shares of the Company's common stock at a price equal to the lesser of (a) $6.91 per share or
(b) 95% of the average closing bid price of the Company's common stock during the five trading days preceding the conversion after 150 days to 85% of the average closing bid price of the common stock during the five trading days immediately preceding such conversion after 240 days. The longer the C Preferred is held the greater discount on conversion into common stock. In the event the holders of C Preferred have not elected to convert at the time of mandatory conversion, the C Preferred will convert at an amount equal to 85% of the purchase price of the holder's C Preferred plus an amount equal to accrued and unpaid dividends, if any, up to and including the date fixed for redemption, whether or not earned or declared. As of July 13, 2001, 2,016 shares of Series C Preferred have been converted into 4,666,663 shares of e-Net common stock, leaving 17,984 shares outstanding.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

     Effective March 1, 1999, the Company acquired e-Net Mortgage Corporation, a Nevada corporation ("e-Net Mortgage"), and City Pacific International, U.S.A., Inc., a Nevada corporation ("City Pacific"). Pursuant to the Share Exchange Agreement and Plan of Reorganization dated March 1, 1999, regarding e-Net
Mortgage, its shareholders received 2,000,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of e-Net Mortgage, which became a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement and Plan of Reorganization, dated March 1, 1999, regarding City Pacific, its shareholders received 500,000 shares of Common Stock of the Company in exchange for all of the issued and outstanding stock of City Pacific, which became a wholly owned subsidiary of the Company. Effective as of that date, Michael Roth, who had owned 100% of e-Net Mortgage, became Chairman, CEO, President, a director, and the owner of 44% of the common stock of the Company. Also effective as of that date, Al Marchi, who had owned 100% of City Pacific, became a director and the owner of 11% of the outstanding common stock of the Company. Following this transaction, the Company entered into a series of acquisitions as part of its strategy of horizontal market penetration and in an effort to increase revenues.

     On November 29, 1999, the Company issued Paul Stevens 250,000 shares of its Common Stock in exchange for Mr. Stevens' transfer to the Company of 500,000 shares of Common Stock of EMB Corporation ("EMB") that he owned (the "Stevens EMB Shares"). On December 21, 1999, and in connection with that exchange, the Company entered into agreements with Digital Integrated Systems, Inc. ("DIS"), and EMB to acquire their respective 50% interests in VPN.COM JV Partners, a Nevada joint venture ("VPN Partners") involved in vertically integrated communications systems. In consideration of the purchase of the interests, the Company issued a one-year promissory note to DIS in the amount of $145,000 (the "DIS Note") and tendered to EMB the Stevens EMB Shares. At the time of such transactions, Mr. Stevens was the sole owner of DIS and the President and Chief Executive Officer of VPN Partners. Upon closing of the acquisitions, VPN Partners was integrated with VPNCOM.Net, Inc. (previously known as City Pacific), the other communications entity then owned by the Company. At the time of the transaction, our management believed that VPN Partners and Mr. Stevens would contribute materially to the planned expansion of the Company.

     On January 12, 2000, as revised on April 12, 2000, the Company entered into an agreement (the "Amended and Restated Purchase Agreement") with EMB to acquire two of its wholly owned subsidiaries, namely American Residential Funding, Inc., a Nevada corporation ("AMRES"), and Bravo Real Estate, Inc., a California corporation ("Bravo Real Estate"). At the time of the acquisition, AMRES was the principal operating company of EMB, and EMB had previously acquired AMRES from AMRES Holding LLC ("AMRES Holding"), a company controlled by Vincent Rinehart (now an officer and director of the Company). The purpose of the acquisition was to acquire market share, revenues, and certain key management personnel. The Company also acquired all of EMB's rights to acquire Titus Real Estate LLC, a California limited liability company ("Titus Real Estate") from its record owners. Titus Real Estate is the management company for Titus Capital Corp., Inc., a California real estate investment trust (the "Titus REIT"), in which the Company has no ownership interest. Titus REIT currently holds 10 apartment buildings in Long Beach, California, six of which are in escrow to be sold. The Company does not expect to generate significant cash flows from the sale of the holdings of the Titus REIT.

     On February 11, 2000, the Company executed a purchase agreement (the "Titus Purchase Agreement") for the acquisition of Titus Real Estate and issued 100,000 shares of its Class B Convertible Preferred Stock (the "B Preferred") to AMRES Holding/Rinehart, and 300,000 shares of its Common Stock to Scott A. Presta, in their capacities as the owner-members of Titus Real Estate. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with the Company in any way, but both became members of Management in April 2000 (see Item 9). Upon closing, Titus Real Estate became a wholly owned subsidiary of the Company. Management had hoped that the acquisition of Titus Real Estate would increase the Company's overall revenue stream. The Company took a charge for impairment of goodwill in the amount of $1,155,057 in the fourth quarter 2000 with respect to its investment in Titus Real Estate.

     On February 14, 2000, in our continuing efforts to expand, the Company acquired all of the common stock of LoanNet Mortgage, Inc., a Kentucky corporation ("LoanNet"), a mortgage broker with offices in Kentucky and Indiana. Pursuant to the Stock Purchase Agreement dated February 14, 2000, the Company issued 250,000 shares of its Common Stock to the selling shareholders of LoanNet, which became a wholly-owned subsidiary of the Company. As of the closing of the transaction, LoanNet also had 400 shares outstanding of 8% non-cumulative, non-convertible preferred stock, the ownership of which has not changed. The preferred stock is redeemable for $100,000. As of February 28, 2001, all three LoanNet offices have been closed. The Company took a charge for impairment of goodwill in the amount of $1,985,012 in the fourth quarter 2000 with respect to its investment in LoanNet.

     On March 1, 2000, the Company sold VPNCOM.Net, Inc., which had proven to be unprofitable and inconsistent with the Company's changing business structure, to Al Marchi, its then-President. The sales consideration consisted of his 30-day promissory note in the principal amount of $250,000 (paid in full on April 15, 2000), the assumption of the DIS Note, and the return of 250,000 shares of Company Common Stock owned by him.

     On March 17, 2000, the Company acquired all of the common stock of ExpiDoc.com, Inc., a California corporation ("ExpiDoc"). ExpiDoc is an Internet-based, nationwide notary service, with over 6,500 affiliated notaries, that provides document signing services for various mortgage companies. Pursuant to the Stock Purchase Agreement dated February 14, 2000, the Company issued 24,000 shares of Common Stock of the Company to the selling shareholders of ExpiDoc, which became a wholly owned subsidiary of the Company. As of the closing of the acquisition, the Company entered into management and consulting agreements with ExpiDoc's owners and management, including Mr. Rinehart and Mr. Presta. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with the Company in any way, but both became members of Management in April, 2000. (see Item 9)

     On April 12, 2000, the Company closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, the Company issued 7.5 million shares of Common Stock to EMB, representing nearly 40% of the then issued and outstanding common stock of the Company, paid $1,595,000, and issued a promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became wholly owned subsidiaries of the Company. As of April 30, 2001, the remaining principal balance of the promissory note was $1,055,000, and the note was cancelled in its entirety effective June 27, 2001, (see discussion of Global Settlement below). On April 12, 2000, James E. Shipley, the former CEO of EMB, was elected Chairman of the Board of Directors of the Company and Vincent Rinehart was elected a Director, President, and Chief Executive Officer of the Company. Bravo Real Estate never commenced operations, had no assets, and is no longer an operating subsidiary.

     Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of the sale of AMRES and Bravo from EMB to e-Net. Mr. Shipley resigned as Chairman of EMB and became Chairman of e-Net in April 2000, and resigned as an officer of e-Net in December 2000.

     Mr. Rinehart was never an officer or director of EMB, but was the owner of 2,000,000 shares of EMB common stock, making him an approximate 10% owner of EMB at the time of the sales in April 2000, and continues as an officer and director of the Company (e-Net) and as an officer of all wholly-owned subsidiaries of the Company.

     On April 12, 2000, in accordance the provisions of the Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, AMRES Holding/Rinehart demanded that its B Preferred be repurchased by the Company for an aggregate of one million dollars. On April 20, 2000, the Company, AMRES Holding/Rinehart, and Mr. Presta amended the Titus Purchase Agreement to provide for the return of 100,000 shares of the Company's preferred stock issued to AMRES Holdings and Mr. Presta upon the issuance of 1,000,000 shares of common stock to them.

     On May 24, 2000, Michael Roth and Jean Oliver, the sole remaining officers and directors of prior management, resigned their remaining positions with the Company. On that date, Mr. Presta, an executive officer and director of Titus Real Estate, was elected a Director and Secretary of the Company.

     On April 13, 2000, Mr. Shipley loaned the Company $300,000 due April 12, 2001, together with interest at 10% per annum. This loan was satisfied by the issuance of 150,000 shares of common stock to Mr. Shipley on or about April 25, 2001. Based on a press release by EMB, effective July 25, 2001, James E. Shipley again became the Chief Executive Officer of EMB.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


      EXHIBIT  NO.        DESCRIPTION
      ------------        -----------

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

          3.5 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on January 18, 2000, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed on January 27, 2000 (the "January 8-K")

          3.6 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 2, 2000, is incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended April 30, 2000, filed on August 1, 2000 (the "2000 10-KSB").

          3.7 Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on March 3, 2000, is incorporated by reference to Exhibit 3.7 of the 2000 10-KSB.

          3.8 Amended and Restated By-laws of the Registrant is incorporated by reference to Exhibit 3.8 of the 2000 10-KSB.

          4.1 Certificate of Designations, Preferences and Rights of Class A Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000, is incorporated by reference to Exhibit 4.1 of the 2000 10-KSB.

          4.2 Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000, is incorporated by reference to Exhibit 4.2 of the 2000 10-KSB.

          4.3 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000, is incorporated by reference to Exhibit 3.7 of the 2000 10-KSB.

          10.1 Settlement Agreement dated June 26, 2001 by and between EMB Corporation, e-Net Financial.com Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe.

          10.2           Limited  Irrevocable  Proxy  dated  June  27,  2001.

          10.3 Promissory Note dated June 27, 2001 executed by e-Net in favor of AMRES Holding LLC.

          10.4 Promissory Note dated June 27, 2001 executed by EMB Corporation in favor of Williams de Broe.

          10.5 Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation (later terminated).

          10.6 Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation.

          10.7 Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net in favor of EMB Corporation.

          10.8           Registration  Rights  Agreement  dated  June  27,  2001
                         executed  by  e-Net  in  favor  of  Williams  de  Broe.

          10.9 Investment Agreement dated June 27, 2001 by and between e-Net and Laguna Pacific Partners, LLP

          10.10 Secured Promissory Note dated June 27, 2001 executed by e-Net in favor of Laguna Pacific Partners, LLP

          10.11 Warrant Agreement dated June 27, 2001 by and between e-Net and Laguna Pacific Partners, LLP

          10.12          Form  of  Warrant

          10.13 Operating Agreement dated June 27, 2001 by and between e-Net and Anza Properties, Inc.

          10.14 ENET Bond Term Sheet by and between e-Net and Laguna Pacific Partners, LLP.

          10.15 Employment Agreement dated June 27, 2001 by and between Anza Properties, Inc. and Thomas Ehrlich

          10.16 Stock Option Agreement dated June 27, 2001 by and between e-Net and Thomas Ehrlich

          10.17 Consulting Agreement dated June 27, 2001 by and between Anza Properties, Inc. and Lawrence W. Horwitz

          10.18 Stock Option Agreement dated June 27, 2001 by and between e-Net and Lawrence W. Horwitz

          10.19 Employment Agreement dated effective July 1, 2001 by and between e-Net and Vincent Rinehart.

     (B)     REPORTS  ON  FORM  8-K

     On March 15, 2001, the Company filed a Form 8-K/A, amending item 7(b) of its Current Report on Form 8-K filed with the Commission on April 19, 2000, to file unaudited pro forma condensed consolidated financial information for the Company reflecting the acquisition of American Residential Funding, Inc. on April 12, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August  14, 2001                         e-Net Financial.Com Corporation

                                                 /s/  Vincent  Rinehart
                                                 ______________________________
                                                 By:    Vincent  Rinehart
                                                 Its:   President  and
                                                        Chief  Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                  /s/  Vincent  Rinehart
Dated:  August  14,  2001                         _____________________________
                                                  By:   Vincent  Rinehart
                                                  Its:  President,
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer
                                                        and  Director



                                                  /s/  Scott  A.  Presta
Dated:  August  14,  2001                         _____________________________
                                                  By:     Scott  A.  Presta
                                                  Its:     Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report  of  Independent  Auditors                                            F-1

Consolidated  Balance  Sheet  as
of  April  30,  2001                                                         F-2

Consolidated  Statements  of Operations
for the Ten Months Ended April 30, 2000,
and  the  Year  Ended  April  30,  2001                                      F-3

Consolidated  Statements  of  Stockholders'
Equity  (Deficit)  for the Ten Months  Ended
April  30,  2000,  and  the  Year  Ended  April  30, 2001                    F-8

Consolidated  Statements of Cash Flows
for the Ten Months Ended April 30, 2000,
and  the  Year  Ended  April  30,  2001                               F-8 - F-11

Notes to the Consolidated Financial Statements                       F-12 - F-28

                         REPORT OF INDEPENDENT AUDITORS



Board  of  Directors
e-Net  Financial.Com  Corporation

We have audited the accompanying consolidated balance sheet of e-Net Financial.Com Corporation ("e-Net") and subsidiaries (collectively, the "Company") as of April 30, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the ten months ended April 30, 2000, and for the year ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Net Financial.Com Corporation and subsidiaries as of April 30, 2001, and the results of their operations and their cash flows for the ten months ended April 30, 2000, and for the year ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has a working capital deficit and shareholders' deficit at April 30, 2001. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   /s/  McKennon,  Wilson  &  Morgan  LLP
                                   --------------------------------------
Irvine,  California
August  8,  2001

                         e-NET  FINANCIAL.COM  CORPORATION
                              Consolidated Balance Sheet



                                                                      April 30, 2001
                                                                      ----------------
ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $        92,886
 Accounts receivable, net of allowance for doubtful
accounts of $41,508. . . . . . . . . . . . . . . . . . . . . . . . .          480,723
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . .          357,350
 Advances to employees . . . . . . . . . . . . . . . . . . . . . . .           65,250
 Prepaid and other current assets. . . . . . . . . . . . . . . . . .           84,604
                                                                      ----------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        1,080,813

 Property and equipment, net of accumulated depreciation of $78,385.           89,985
 Goodwill, net of accumulated amortization
          and impairments of $3,611,922. . . . . . . . . . . . . . .          425,247
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,307
                                                                      ----------------
                                                                      $     1,607,352
                                                                      ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $       494,280
 Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .          340,842
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .          224,628
 Commissions payable . . . . . . . . . . . . . . . . . . . . . . . .          260,313
 Other current liabilities . . . . . . . . . . . . . . . . . . . . .          135,707
                                                                      ----------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .        1,455,770

Note payable to related party. . . . . . . . . . . . . . . . . . . .        1,055,000
Interest payable on notes to related party . . . . . . . . . . . . .          129,876
Long-term note payable . . . . . . . . . . . . . . . . . . . . . . .          150,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            1,088
                                                                      ----------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        2,791,734
                                                                      ----------------

Commitments and contingencies (Note 10). . . . . . . . . . . . . . .                -

Stockholders' deficit:
 Class C convertible preferred stock, no par value;
liquidation value of $2.00 per share;
20,000 shares issued and outstanding . . . . . . . . . . . . . . . .        2,000,000
 Common stock, $0.001 par value; 100,000,000 shares
authorized; 26,384,884 issued and outstanding. . . . . . . . . . . .           26,385
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .       10,378,934
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .      (13,301,068)
 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . .          (26,133)
 Treasury stock, as adjusted . . . . . . . . . . . . . . . . . . . .         (262,500)
                                                                      ----------------
Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . .       (1,184,382)
                                                                      ----------------
                                                                         $  1,607,352
                                                                          ===========




        See accompanying notes to these consolidated financial statements

                             e-NET  FINANCIAL.COM  CORPORATION
                          Consolidated Statements of Operations


                                                          Ten             Year
                                                     Months Ended         Ended
                                                   April 30, 2000    April 30, 2001
                                                 ----------------   ----------------

Revenues:
   Broker commissions. . . . . . . . . . . . . . . .     4,647,848     10,558,885
   Other . . . . . . . . . . . . . . . . . . . . . .        41,322        432,365
                                                      -------------  -------------
                                                         4,689,170     10,991,250
                                                      -------------  -------------

Cost and expenses:
 Commissions . . . . . . . . . . . . . . . . . . . .     3,411,750      7,527,903
 Salaries and wages. . . . . . . . . . . . . . . . .     1,070,357      1,370,839
 Selling, general and administrative.. . . . . . . .     1,989,017      3,491,454
 Consulting fees . . . . . . . . . . . . . . . . . .             -      1,855,915
 Goodwill impairment of LoanNet. . . . . . . . . . .             -      1,985,012
 Goodwill impairment of Titus. . . . . . . . . . . .             -      1,155,057
                                                      -------------  -------------

   Total costs and expenses. . . . . . . . . . . . .     6,471,124     17,386,180
                                                      -------------  -------------

   Operating loss. . . . . . . . . . . . . . . . . .    (1,781,954)    (6,394,930)

Interest expense                                           (27,343)      (203,306)
Other income (expense), net. . . . . . . . . . . . .             -         24,709
                                                      -------------  -------------

   Net loss. . . . . . . . . . . . . . . . . . . . .  $ (1,796,899)  $ (6,573,527)
                                                      =============  =============


Basic and diluted net loss per share of common stock  $      (0.22)  $      (0.30)
                                                      =============  =============

Weighted average common shares outstanding . . . . .     8,222,636     21,768,836
                                                      =============  =============

        See accompanying notes to these consolidated financial statements

                                                  e-NET  FINANCIAL.COM  CORPORATION
                                     Consolidated Statements of Stockholders' Equity (Deficit)

                            For the Ten Months Ended April 30, 2000, and the year ended April 30, 2001




                                                Class  B                              Class  C
                                    Mandatory  Redeemable  Preferred          Convertible  Preferred               Common  Stock
                                     Shares                   Amount          Shares           Amount          Shares      Amount
                                  ----------------------------------         -------------------------        --------------------


Balances, June 30, 1999                 -                $    -                -              $   -          7,500,000      7,500

Acquisition of Titus on              100,000              1,000,000            -                  -            300,000        300
February 11, 2000

Acquisition of LoanNet on               -                     -                -                  -            250,000        250
February 16, 2000

Acquisition of Expidoc on               -                     -                -                  -             24,000         24
March 17, 2000

Recapitalization on                     -                     -                -                  -         10,979,937     10,890
April 12, 2000

Dividend deemed distributed             -                     -                -                  -                -         -
at April 12, 2000, for AMRES

Issuance of Class C Convertible         -                     -             20,000            1,775,000            -         -
Preferred, net of costs of $225,000

Value of warrant issued in              -                     -                -               (281,362)           -         -
connection with Class C
Convertible Preferred

Value of beneficial conversion          -                     -                -               (352,941)           -         -
feature of Class C
Convertible Preferred

Conversion of Class B               (100,000)            (1,000,000)           -                  -          1,000,000      1,000
Mandatory Redeemable Preferred

Contributed capital from EMB            -                    -                 -                  -               -          -

Net loss for the ten months ended       -                    -                 -                  -               -          -
April 30, 2000
----------------------------------- ----------           ------------      ---------          ----------    ----------  -----------
Balances, April 30, 2000 . . . .        -                $    -              20,000            $1,140,697    20,053,937    $20,054




               See accompanying notes to these consolidated financial statements

                                              e-NET FINANCIAL.COM CORPORATION
                                 Consolidated Statements of Stockholders' Equity (Deficit)

                      For  the  Ten  Months  Ended  April  30, 2000, and the year ended April 30, 2001


                                   Additional
                                Paid-In Capital     Treasury Stock    Deferred Compensation    Accumulated Deficit      Total
                                ---------------     --------------    ---------------------    -------------------    --------

Balances, June 30, 1999           $     -             $     -           $       -               $   (71,339)        $  63,839)

Acquisition of Titus
on February 11, 2000. . . . . . . .  599,700                -                   -                       -           1,600,000

Acquisition of LoanNet
on February 16, 2000. . . . . . .  2,305,375                -                   -                       -           2,305,072

Acquisition of Expidoc
on March 17, 2000 . . . . . . . .    196,486                -                   -                       -             196,510

Recapitalization on
April 12, 2000 . . . . . . . . .   2,114,681           (1,991,000)          (339,733)                   -            (205,072)

Dividend deemed distributed
at April 12, 2000, for AMRES . . .      -                   -                   -                 (4,000,000)      (4,000,000)

Issuance of Class C
Convertible Preferred,
net of costs of $225,000. . . . . .     -                   -                   -                       -           1,775,000

Value of warrant issued in
connection with Class C
Convertible Preferred. . . . . . . . 281,362                -                   -                       -                -

Value of beneficial
conversion feature of Class C
Convertible Preferred. . . . . . . . 352,941                -                   -                       -                 -

Conversion of Class B
Mandatory Redeemable Preferred . . 1,999,000                -                   -                       -           1,000,000

Contributed capital from EMB . . . . 419,356                -                   -                       -             419,356

Net loss for the ten
months ended April 30, 2000 . . . .     -                   -                   -                   (1,796,899)    (1,796,899)
                                  ----------           ------------        ----------              ------------   ------------
Balances, April 30, 2000 . . . . .$8,268,901          $(1,991,000)         $(339,733)              $(5,868,238)   $ 1,230,681




             See accompanying notes to these consolidated financial statements

                                                          e-NET  FINANCIAL.COM  CORPORATION
                                               Consolidated Statements of Stockholders' Equity (Deficit)

                                      For the Ten Months Ended April 30, 2000, and the year ended April 30, 2001

                                                Class  B                              Class  C
                                    Mandatory  Redeemable  Preferred          Convertible   Preferred            Common  Stock
                                     Shares                   Amount          Shares           Amount          Shares      Amount
                                  ----------------------------------         -------------------------        --------------------



Shares issued in
Private Placement on May 2, 2000       -                      -                -                  -           666,667     $  667

Accretion of C Preferred
to liquidation value                   -                      -                -               859,303            -         -

Shares issued to
consultants for services               -                      -                -                  -         2,863,591      2,864

Shares issued for
deferred salaries                      -                      -                -                  -            90,689         90

Shares issued for
employee long-term incentives          -                      -                -                  -            60,000         60

Shares issued to AMRES                 -                      -                -                  -         2,500,000      2,500

Shares issued for
settlement of note payable             -                      -                -                  -           150,000        150

Amortization of deferred
stock compensation                     -                      -                -                  -               -          -

Value of management services           -                      -                -                  -               -          -

Impairment of treasury stock           -                      -                -                  -               -          -

Net loss                               -                      -                -                  -               -          -
                                    ---------           -----------        ----------       -----------     -----------  ---------
Balances, April 30, 2001. . . . . .    -                    $ -               20,000         $2,000,000     26,384,884   $ 26,385
                                    =========           ===========        ===========      ===========     ===========  =========

 See accompanying notes to these consolidated financial statements

                                           e-NET  FINANCIAL.COM  CORPORATION
                                Consolidated Statements of Stockholders' Equity (Deficit)


                       For the Ten Months Ended April 30, 2000, and the year ended April 30, 2001

                                   Additional
                                Paid-In Capital     Treasury Stock    Deferred Compensation    Accumulated Deficit      Total
                                ---------------     --------------    ---------------------    -------------------    --------

Shares issued in
Private Placement
on May 2, 2000$                  $  1,699,306         $     -           $       -               $       -           $ 1,699,973

Accretion of C Preferred
to liquidation value                    -                   -                   -                   (859,303)             -

Shares issued to
consultants for services            1,539,452               -                   -                       -             1,542,316

Shares issued for
deferred salaries                      49,819               -                   -                       -                49,909

Shares issued for
employee long-term incentives         119,940               -                   -                       -                 -

Shares issued to AMRES                290,000          (292,500)                -                       -               120,000

Shares issued for
settlement of note payable            332,516               -                   -                       -               332,666

Amortization of deferred
stock compensation                      -                   -               313,600                     -               313,600

Value of management services          100,000               -                  -                        -               100,000

Impairment of treasury stock       (2,021,000)        2,021,000                -                        -                 -

Net loss                                -                   -                  -                  (6,573,527)        (6,573,527)
                                   ------------       -----------         ----------           --------------        -----------
Balances, April 30, 2001. . . . . $ 10,378,934        $ (262,500)       $ (26,133)             $ (13,301,068)      $ (1,184,382)
                                   =============      ============       ==========            ==============        ============



     See accompanying notes to these consolidated financial statements


                                             e-NET  FINANCIAL.COM  CORPORATION
                                            Consolidated Statements of Cash Flows


                                                                                                Ten Months      Year
                                                                                                 Ended          Ended
                                                                                           April 30, 2000    April 30, 2001
                                                                                           ----------------  ----------------

Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,796,899)  $    (6,573,527)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132,440           393,439
 Loss from disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -            64,139
 Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,699             4,072
 Impairment of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         3,140,069
 Fair value of services contributed by an officer . . . . . . . . . . . . . . . . . . . .                -           100,000
 Stock compensation to consultants. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         1,542,316
 Stock compensation to employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           169,909
 Amortization of deferred stock compensation. . . . . . . . . . . . . . . . . . . . . . .                -           313,600
 Compensation attributable to conversion of B Preferred . . . . . . . . . . . . . . . . .        1,000,000                 -
 Changes in operating assets and liabilities, net of acquisitions:
   Increase in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (99,351)         (237,357)
   Increase in loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -          (357,350)
   Increase (decrease) in other current assets. . . . . . . . . . . . . . . . . . . . . .           (2,946)           64,068
   Increase in due from employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (65,250)
   Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          131,789           150,456
   Increase in commission payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           260,313
   Increase in accrued interest expense . . . . . . . . . . . . . . . . . . . . . . . . .                -           118,016
   Increase (decrease) accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .                -           (33,525)
   Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . . . .          (10,746)           47,624
   Increase (decrease) in other current liabilities . . . . . . . . . . . . . . . . . . .          (69,234)            4,845
                                                                                           ----------------  ----------------

 Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .         (702,248)         (894,143)
                                                                                           ----------------  ----------------

Cash flows from investing activities:
 Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,845)            9,128
 Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                -           (23,762)
 Issuance (repayment) of note
   receivable to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,400                 -
 Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          (19,786)                -
 Purchase of companies, net of cash acquired. . . . . . . . . . . . . . . . . . . . . . .          147,970                 -
 Recapitalization of e-Net, net of cash acquired. . . . . . . . . . . . . . . . . . . . .           12,449                 -
                                                                                           ----------------  ----------------

 Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . .          178,188           (14,634)
                                                                                           ----------------  ----------------

Cash flows from financing activities:
 Proceeds from notes payable to related parties . . . . . . . . . . . . . . . . . . . . .          459,326                 -
 Payments on notes payable to related parties . . . . . . . . . . . . . . . . . . . . . .       (1,530,000)       (1,350,000)
 Proceeds from issuance of long-term notes payable. . . . . . . . . . . . . . . . . . . .                -           105,000
 Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (79,735)
 Advances from line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           340,842


Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         1,699,973
Proceeds from sale of C Preferred . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,775,000                 -
                                                                                           ----------------  ----------------

 Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . .          704,326           716,080
                                                                                           ----------------  ----------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          180,266          (192,697)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          105,317           285,583
                                                                                           ----------------  ----------------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       285,583   $        92,886
                                                                                           ================  ================

Supplemental cash flow information:

Cash paid for interest and income taxes was not significant during the periods presented


    See accompanying notes to these consolidated financial statements


                                             e-NET  FINANCIAL.COM  CORPORATION
                                            Consolidated Statements of Cash Flows




                                                                                             Ten Months          Year
                                                                                               Ended            Ended
                                                                                           April 30, 2000    April 30, 2001
                                                                                         ----------------  ----------------
Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,796,899)  $    (6,573,527)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132,440           393,439
 Loss from disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -            64,139
 Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,699             4,072
 Impairment of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         3,140,069
 Fair value of services contributed by an officer . . . . . . . . . . . . . . . . . . . .                -           100,000
 Stock compensation to consultants. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         1,542,316
 Stock compensation to employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           169,909
 Amortization of deferred stock compensation. . . . . . . . . . . . . . . . . . . . . . .                -           313,600
 Compensation attributable to conversion of B Preferred . . . . . . . . . . . . . . . . .        1,000,000                 -
 Changes in operating assets and liabilities, net of acquisitions:
   Increase in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (99,351)         (237,357)
   Increase in loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -          (357,350)
   Increase (decrease) in other current assets. . . . . . . . . . . . . . . . . . . . . .           (2,946)           64,068
   Increase in due from employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (65,250)
   Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          131,789           150,456
   Increase in commission payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           260,313
   Increase in accrued interest expense . . . . . . . . . . . . . . . . . . . . . . . . .                -           118,016
   Increase (decrease) accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .                -           (33,525)
   Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . . . .          (10,746)           47,624
   Increase (decrease) in other current liabilities . . . . . . . . . . . . . . . . . . .          (69,234)            4,845
                                                                                           ----------------  ----------------

 Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .         (702,248)         (894,143)
                                                                                           ----------------  ----------------

Cash flows from investing activities:
 Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,845)            9,128
 Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                -           (23,762)
 Issuance (repayment) of note
   receivable to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,400                 -
 Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          (19,786)                -
 Purchase of companies, net of cash acquired. . . . . . . . . . . . . . . . . . . . . . .          147,970                 -
 Recapitalization of e-Net, net of cash acquired. . . . . . . . . . . . . . . . . . . . .           12,449                 -
                                                                                           ----------------  ----------------

 Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . .          178,188           (14,634)
                                                                                           ----------------  ----------------

Cash flows from financing activities:
 Proceeds from notes payable to related parties . . . . . . . . . . . . . . . . . . . . .          459,326                 -
 Payments on notes payable to related parties . . . . . . . . . . . . . . . . . . . . . .       (1,530,000)       (1,350,000)
 Proceeds from issuance of long-term notes payable. . . . . . . . . . . . . . . . . . . .                -           105,000
 Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (79,735)
 Advances from line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           340,842





Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         1,699,973
Proceeds from sale of C Preferred . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,775,000                 -
                                                                                           ----------------  ----------------

 Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . .          704,326           716,080
                                                                                           ----------------  ----------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          180,266          (192,697)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          105,317           285,583
                                                                                           ----------------  ----------------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       285,583   $        92,886
                                                                                           ================  ================

Supplemental cash flow information:

 Cash paid for interest and income taxes was not significant during the periods presented



                                          e-NET  FINANCIAL.COM  CORPORATION
                                      Consolidated  Statements  of  Cash  Flows


                                                                           For the
                                                                         Ten Months     For the Year
                                                                            Ended       Ended
                                                                        April 30, 2000  April  30,  2001
                                                                       ---------------  -----------------


Supplemental disclosure of non-cash financing and investing activities:

 B Preferred and common stock issued for acquisition of Titus . . . . .  $ 1,600,000   $       -
                                                                         ============  =========
 Common stock issued for acquisition of LoanNet . . . . . . . . . . . .  $ 2,305,625   $       -
                                                                         ============  =========
 Common stock issued for acquisition of ExpiDoc . . . . . . . . . . . .  $   196,510   $       -
                                                                         ============  =========

 Dividend deemed distributed resulting from issuance of note payable. .  $ 4,000,000   $       -
                                                                         ============  =========
 Value of C Preferred beneficial conversion feature . . . . . . . . . .  $   281,362   $       -
                                                                         ============  =========
 Value of warrants issued with issuance of C Preferred. . . . . . . . .  $   352,941   $       -
                                                                         ============  =========
 Issuance of common stock for conversion of B Preferred . . . . . . . .  $ 1,000,000   $       -
                                                                         ============  =========
 Capital contributed in satisfaction of debt. . . . . . . . . . . . . .  $   419,356   $       -
                                                                         ============  =========

 Acquisition of property and equipment through capital leases . . . . .  $         -   $   3,226
                                                                         ============  =========
 Settlement of debt with issuance of common stock . . . . . . . . . . .  $         -   $ 332,666
                                                                         ============  =========
 Issuance of treasury stock to AMRES. . . . . . . . . . . . . . . . . .  $         -   $ 292,500
                                                                         ============  =========

LoanNet acquisition, net of cash acquired:
 Working capital deficit, other than cash acquired. . . . . . . . . . .  $   (55,776)  $       -
 Property and equipment . . . . . . . . . . . . . . . . . . . . . . . .       84,089           -
 Preferred stock not acquired . . . . . . . . . . . . . . . . . . . . .     (100,000)          -
 Purchase price in excess of the net assets acquired. . . . . . . . . .    2,226,873           -
 Capital Stock issued in acquisition. . . . . . . . . . . . . . . . . .   (2,305,625)          -
                                                                         ------------  ---------

 Net cash obtained in acquisition of LoanNet. . . . . . . . . . . . . .  $  (150,439)  $       -
                                                                         ============  =========

ExpiDoc acquisition, net of cash used:
 Working capital deficit, other than cash acquired. . . . . . . . . . .  $   (11,317)  $       -
 Purchase price in excess of the net assets acquired. . . . . . . . . .      210,296           -
 Capital stock issued in acquisition. . . . . . . . . . . . . . . . . .     (196,510)          -
                                                                         ------------  ---------

 Net cash used to acquire ExpiDoc . . . . . . . . . . . . . . . . . . .  $     2,469   $       -
                                                                         ============  =========

Titus acquisition, net of cash acquired
 Purchase price in excess of the net assets acquired. . . . . . . . . .  $ 1,600,000   $       -
 Capital stock issued in acquisition. . . . . . . . . . . . . . . . . .   (1,600,000)          -
                                                                         ------------  ---------


See accompanying notes to these consolidated financial statements e-NET FINANCIAL.COM CORPORATION
Notes to Consolidated Financial Statements

NOTE  1  -  GENERAL

e-Net Financial.Com Corporation ("e-Net"), a Nevada corporation, was originally incorporated on August 18, 1988, under the name of Solutions, Inc. Subsequently, its name was changed to Suarro Communications, Inc. on August 16, 1996, on February 12, 1999, May 12, 1999 and on January 18, 2000, the entity changed its name to e-Net Corporation, e-Net Financial Corporation and e-Net.Com Corporation, respectively. On February 2, 2000, the entity changed its name to e-Net Financial.Com Corporation. Since inception, e-Net has had unprofitable operations.

Effective March 1, 1999, e-Net, e-Net Mortgage Corporation ("e-Net Mortgage") and City Pacific International, Inc. ("City Pacific") merged under a Plan of Reorganization. E-Net Mortgage, a Nevada corporation, formally known as the Hospitality Group, Inc., was formed on November 20, 1996, to engage in the business of providing retail and wholesale mortgage products and services. However, such operations did not materially commence. City Pacific, a Nevada corporation, was formed on July 10, 1997, to provide telecommunications products and services for commercial and residential customers, directly or through joint ventures with strategic partners. City Pacific did not achieve material operations.

On December 21, 1999, e-Net completed its acquisition of VPN.COM JV Partners, a Nevada joint venture. VPN.COM JV Partners provides comprehensive broadband networks and connectivity. These networks facilitate customized telephone, video teleconferencing, Internet access, and data transfer. City Pacific changed its name to VPNCOM.NET, Inc. on December 23, 1999. E-Net sold VPNCOM.Net, Inc. on March 1, 2000, at a gain of approximately $1.8 million, since this business did not meet its business focus. The gain on the sale, and the historical results of the discontinued operations of VPNCOM.NET, Inc. have been excluded from the historical consolidated financial statements of e-Net due to the change in reporting entity in connection with acquisitions of new businesses as discussed below.

On January 20, 2000, e-Net entered into, and announced, definitive agreement to acquire all the issued and outstanding common stock of American Residential Mortgage, Inc. ("AMRES"), as well as Bravo Real Estate, Inc. and Residential Mortgage Corporation ("RMC") from EMB Corporation ("EMB"). RMC was not acquired by amendment to the definitive agreement on April 12, 2000 as discussed below. Bravo Real Estate, Inc. never commenced any form of operations since inception. As further discussed in Note 3, from February to March 2000, e-Net acquired Titus Real Estate, Inc., formerly Mystery Travel, Inc., ("Titus"), LoanNet Mortgage, Inc. ("LoanNet") and Expidoc.com, Inc. ("Expidoc").

On April 12, 2000, as amended, e-Net acquired AMRES and Bravo Real Estate, Inc. from EMB for 7,500,000 shares of common stock, representing approximately 40% of the outstanding voting stock of e-Net and a $4,000,000 note payable. AMRES is a Nevada corporation organized on March 13, 1998, for the purpose of originating and selling HUD-insured mortgages and conventional loans. E-Net, prior to a series of acquisitions in February and March 2000, was considered a blank-check company with limited operating history, and, accordingly, AMRES is considered the acquiror for financial reporting purposes. As such, the acquisition has been accounted for as a recapitalization of AMRES.

On May 1, 2000, e-Net and its current chief executive, along with an unrelated individual, formed Bravo Realty.com, Inc. ("Bravo Realty'), internet-based real estate brokerage targeted to minority home buyers. E-Net owns 70% and E-Net's current chief executive owns 15% of Bravo Realty. Bravo Realty commenced operations on or about January 31, 2001; however, as of April 30, 2001, such operations were not significant.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

The accompanying consolidated financial statements include the accounts of e-Net and its wholly-owned subsidiaries, collectively, the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

Going  Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations, has a working capital deficit totaling approximately $375,000 and requires financing to meet its cash requirements as they become due. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. Subsequent to year-end, the Company executed a settlement agreement with its primary creditors pursuant to which the Company issued 3,325,000 shares of restricted common stock in satisfaction of approximately $234,000 and a contingent liability totaling approximately $424,766. Additionally, subsequent to year-end, the Company secured $200,000 in bridge financing. Management plans to continue to seek capital on favorable terms; however, There are no firm commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management has implemented significant cost reductions and expects to keep its operating costs to a minimum until each is available through financing or operating activities. Management believes that these actions, in addition to the continued growth of the Company's operating subsidiaries, will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations. However, there are no assurances that the company will continue to experience rapid growth profitably. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they become due.

Change  in  Reporting  Entity

The accompanying financial statements in the accounts of AMRES for the periods presented as a result of the reverse acquisition of AMRES on April 12, 2000. The operations of Titus, LoanNet and ExpiDoc are included in operations from the dates of acquisition (see Note 3).

Significant  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses as of April 30, 2001. Goodwill is amortized on a straight-line basis over the expected periods to be benefited. Management estimated the periods to be benefited at seven to ten years. During the ten months ended April 30, 2000, and the year ended April 30, 2001, amortization of goodwill amounted to $122,749 and $349,104. See Note 4 for impairment of goodwill.

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial and results of operations.

Impairment  of  Long-Lived  Assets

The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of."
Long-lived assets, including goodwill, of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates quarterly the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. The amount of impairment, if any, is measured based on fair value or discounted cash flows, and is charged to operations in the period in which such impairment is determined by management. See Note 4 for the impairment of goodwill.

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

Revenue  Recognition

Commissions generated from brokering loans are recognized at the date of close. Notary services related revenue is recognized when the services are performed. Loan origination fees are deferred and amortized over the term of the loan using the effective interest method. Upon the sale of loans to third parties without recourse, such deferred fees are recorded as income.

Registration  Costs

Direct costs to register restricted common shares (the "Registration") are accrued at the time the shares are issued. At April 30, 2000, the Company accrued $125,000 for estimated legal, accounting, and filing fees directly related to the Registration. No additional amounts were accrued as of April 30, 2001.

Stock-Based  Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company continues to account for stock-based compensation under APB No. 25. Stock-based compensation for non-employees are accounted for using the fair value approach consistent with SFAS No. 123.

Treasury  Stock

The  Company  accounts  for treasury stock at cost.  During the year ended April
30, 2001, management determined that the carrying value of its treasury stock was significantly in excess of current market value. Accordingly, management reduced the carrying value of its treasury by $2,021,000, with a corresponding charge to additional paid-in capital. No amounts were reflected as a charge to the Company's accumulated deficit since no excess of amounts originally recorded as paid-in capital existed.

Loss  Per  Common  Share

The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Due to the net losses incurred during the ten months ended April 30, 2000, the year ended April 30, 2001, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share.

Anti-dilutive securities which are not included in the calculation of dilutive EPS for the ten months ended April 30, 2000 and the year ended April 30, 2001, which could be dilutive in future periods, include the C Preferred convertible into approximately 481,696 and 18,287,108 shares of common stock, respectively.

Reporting  Comprehensive  Income

The Company reports the components of comprehensive income using the income statement approach. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). The provisions of this statement had no impact on the accompanying consolidated financial statements.

Disclosures  about  Segments  of  an  Enterprise  and  Related  Information

Management discloses financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. An operating segment is a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. See Note 10 for these disclosures.

Accounting  for  Derivative  Instruments  and  Hedging  Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS No. 133 did not have a material impact on it's the Company's consolidated financial statements.

NOTE  3  -  ACQUISITIONS

Titus  Real  Estate,  Inc.

On February 11, 2000, e-Net acquired all the issued and outstanding capital stock of Titus in a tax-free exchange valued at $1.6 million. Titus is an entity which retains rights to manage the operations of a Real Estate Investment Trust ("REIT") that owns certain apartment complexes consisting of 121 units. Titus and AMRES have historically had common management, and such individuals are also officers and key employees of e-Net. The purchase price consisted of 300,000 shares of common stock subject to a share-cancellation amendment dated March 1, 2000, valued at $600,000 and 100,000 shares of Series B Mandatory Redeemable Preferred stock (the "B Preferred") with a redemption price of $1.0 million. A portion of the common shares were subject to cancellation to the extent the value of the 300,000 common shares exceeded a fair market value of $600,000, based on the average closing price of the Company's common stock fifteen trading days prior to June 11, 2000. The holder of the B Preferred was entitled to demand redemption of such shares for $1.0 million at any time after the completion of the acquisition of AMRES. The Board of Directors had the option to deliver ten (10) shares of common stock for each share of B Preferred upon the receipt of demand from the holder of the B Preferred in lieu of payment of cash.

On April 12, 2000, the holder of the B Preferred redeemed the 100,000 shares of B Preferred for payment of $1 million. On April 20, 2000, the parties agreed to amend the original contract and satisfy the demand through the issuance of 1,000,000 shares of e-Net's common stock, subject to certain share-cancellation provisions. The amended contract dated April 20, 2000, required the holder of the 1,000,000 common shares to return a number of such shares 90 days from the amendment date (July 20, 2000) in the event the Company's common stock exceeds $2.00 per share. The shares to be returned to the Company were determined based on $2.0 million divided by the average closing bid price of the Company's common stock 15 trading days prior to July 20, 2000, subject to a maximum number of shares to be retained of 1,000,000 shares of common stock. The average price of the Company's common stock the 15 trading days prior to July 20, 2000, was $1.81 per share. Since the number of shares computed exceeded 1,000,000 shares, the holder retained the entire 1,000,000 shares. Upon the conversion of the B Preferred into common stock, the Company recorded a charge to general and administrative expenses for the incremental value of $1.0 million, based on the difference between the $1.0 million carrying value of the B Preferred and the $2.0 million fair value of the common stock.

Management allocated the excess of the purchase price over the fair value of the assets acquired of $1.6 million to goodwill. New management of e-Net determined the value of the REIT management contract be included in goodwill since the estimated period to be benefited for both goodwill and the management contract is estimated to be ten years due to the limited operating history of Titus. Accordingly, such excess purchase price over net assets acquired have been combined and included in goodwill in the accompanying consolidated balance sheet
 .Refer to Note 4 for impairment of the goodwill totaling $1,155,057. The carrying value of goodwill at April 30, 2001 is $250,000.

LoanNet  Mortgage,  Inc.

On February 14, 2000, the Company acquired all the issued and outstanding common stock of LoanNet, a privately-held company providing mortgage loans primarily to residential customers in three Eastern states. In connection with this acquisition, the Company issued 250,000 shares of its common stock valued at $2.3 million. Management determined that the common stock issued in connection with this transaction was the best indicator of fair value in light of market conditions at the time, and the active market in the Company's common stock. Management calculated the fair value per share issued using the average closing prices 15 trading days before and after the announcement of such transaction in February 2000. Our common shares issued were restricted, and as a result, we discounted the average trading prices by 10%. The acquisition was accounted for under the purchase method of accounting with the excess of cost over the fair value of the net assets acquired of $2.2 million was allocated to goodwill. LoanNet had few assets, consisting primarily of office equipment valued at approximately $100,000. Goodwill was being amortized on a straight-line basis over seven years prior to the closing of LoanNet's operations at which time goodwill was impaired (see Note 4).

On March 30, 2001, the Board of Directors of e-Net, none of whom were officers, directors or management of LoanNet, rescinded the acquisition of LoanNet due to misrepresentations by LoanNet's management, officers and directors. E-Net management demanded the return of the 250,000 shares issued, and attempted to deliver the shares of common stock it received in connection with the acquisition to the original selling shareholder, whom is also the preferred stockholder, the chief executive officer and director of LoanNet. Also, see Note 4.

ExpiDoc.Com,  Inc.

On March 17, 2000, the Company acquired all the issued and outstanding capital stock of ExpiDoc, a privately held company that provides notary services, for 24,000 shares of the Company's common stock valued at $196,510. Management determined that the common stock issued in connection with this transaction was the best indicator of fair value in light of market conditions at the time, and the active market in the Company's common stock. Management calculated the fair value per share issued using the average closing prices 15 trading days before and after the announcement of such transaction on February 28, 2000. Our common shares issued were restricted, and as a result, we discounted the average trading prices by 10%. The Company provided working capital of $125,000 to Expidoc, as required. The acquisition was treated under the purchase method of accounting with the excess of cost over the fair value of the net liabilities acquired of $210,296 allocated to goodwill. At the time of the acquisition, ExpiDoc had no material operating or investment assets. Goodwill is being amortized on a straight-line basis over seven years.

NOTE  4  -  GOODWILL

The Company's previous business combinations were accounted for purchase method, unless the combination was among common control parties. All future business combinations will be accounted for under the purchase method, which may result in operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $425,247. Amortization expense during the year ended April 30, 2001, was $349,104. The Company intends to adopt the provisions of SFAS 141 and 142 beginning May 1, 2001. The impact of the adoption of SFAS 141 and 142 on the Company's financial position and results of operations could be material.

During the year ended April 30, 2001, the Company recorded asset impairment charges related to LoanNet and Titus totaling $1,985,012 and $1,155,057, respectively, in the accompanying consolidated statement of operations. Management determined that LoanNet was unprofitable and required significant cash from financing activities to meet its obligations as they become due and expand in sales and marketing. In February 2001, E-Net management determined to rescind its acquisition of LoanNet as discussed in Note 3. Management of E-Net determined its investment was materially impaired. Since management could not reasonably estimate the residual value, if any, of LoanNet, management impaired all remaining goodwill.

The Company acquired Titus, a REIT management company, to significantly increase the REIT assets by obtaining funding of up to $30 million. The Company's then chief executive was in negotiation for a commitment for the funding, however, no definitive commitment was obtained by management of Titus. Due to the passage of time and the lack of a firm commitment to raise capital to expand the operations of the REIT, management determined that an impairment of goodwill was appropriate. Management determined that future any significant cash flows would be generated through a sale of the REIT, after liquidation of all assets. Management estimated that the sale of the REIT would net the Company at least $250,000, net of costs to sell. Accordingly, management determined an impairment of the net carrying value of goodwill and the expected net cash flows to be recovered.

NOTE  5  -  LOANS  HELD  FOR  SALE

The Company held five conventional uninsured mortgages totaling $357,350 as of April 30, 2001. These loans were originated by AMRES with various interest rates ranging from 7-13%, per annum, funded using, and collateralized by, the Company's warehouse credit line (Note 8) and were subsequently sold to investors within one month of balance sheet date. The Company did not impair any loans at April 30, 2001.

NOTE  6  -  ADVANCES  TO  OFFICERS

As of April 30, 2001, the Company had amounts due from an officer of $50,000. This advance was repaid in May 2001.

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  as  of  April  30, 2001:



Equipment                                   $  130,858
Furniture  and  fixtures                       107,586
                                              --------
                                               238,444
Less:  accumulated  depreciation               (78,385)
                                              --------

                                            $  160,059
                                             =========

During the ten months ended April 30, 2000, and the year ended April 30, 2001, depreciation expense totaled $31,826 and $44,335, respectively. Also, the Company impaired $64,139 of equipment as of April 30, 2001.

NOTE  8  -  LINE  OF  CREDIT

The Company maintains a $2,000,000 warehousing line of credit which will mature March 31, 2002. The agreement is personally guaranteed by the Company's chief executive officer. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate as of April 30, 2001, was 9% per annum calculated on the daily outstanding balance. The adjustable interest rate is based upon a published prime rate plus 1.5% and is payable monthly. The line of credit is collateralized by the loans held for sale as referenced above.

NOTE  9  -  NOTES  PAYABLE

In connection with the acquisition of AMRES, the Company issued a note payable in the amount of $4,000,000, interest at 10% per annum to EMB. On April 12, 2000, the Company made a principal reduction of $1,595,000 on this note. During May 2000, the note was reduced to $1,055,000 through proceeds received from a private placement of the Company's common stock. Subsequent to April 30, 2001, all principal and interest except $103,000 was satisfied by settlement of certain EMB debts guaranteed by the Company totaling $424,766 through the issuance 3,000,000 shares of the Company's common stock and the settlement of an EMB debt to AMRES Holdings (former shareholder of AMRES prior to being acquired by EMB) totaling $485,446 (see Note 14). In connection with the settlement transaction, EMB expressly forgave principal and interest totaling approximately $172,000. The balance of $103,000 is due December 15, 2001 and has a mandatory conversion into the Company's common stock upon maturity at the option of the Company.

On April 13, 2000, a former officer loaned the Company $300,000, due April 12, 2001, together with interest at 10% per annum. On July 7, 2000, the note, including accrued interest of $32,666 was converted into 150,000 shares of restricted common stock.

As of April 30, 2001, the Company had two notes payable aggregating $35,518, interest at 10% per annum due on August 31, 2000. Subsequent to April 30, 2001, these notes were assumed by a third party in exchange for amounts that were due to the Company.

As of April 30, 2001, the Company had a 10% note payable totaling $150,000. On July 2, 2001, the parties entered into a settlement agreement whereby the Company paid $43,280 of principal, issued 325,000 shares of common stock to reduce the note by $63,440, and will pay the remaining $43,280 over ten months beginning August 5, 2001, together with interest at 10% per annum. See Note 14.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

Capital  Leases

The Company acquired equipment and furniture under capital lease obligations over 24 months. The present value of future annual minimum lease payments under capital leases are as follows:

            Years Ending
              April 30,
             ---------
                2002                                  106,387
                2003                                    1,180
                                                      --------
                                                      107,567
 Less  amount  representing  interest                  (1,369)
                                                      --------
                                                      106,198
 Less  current  portion                              (105,110)
                                                      --------

 Long-term  portion                                  $  1,180
                                                      =========

As of April 30, 2001, the Company had $85,958 of equipment and furniture under capital leases, at cost.

Operating  Leases

The Company leases its corporate office located in Costa Mesa, California, under a non-cancelable operating lease from unrelated third parties that expires on March 31, 2002. In addition, the Company leases certain of its branch offices under non-cancelable operating leases that expire through 2005. The Company also has various equipment leases that expire at various dates ranging from one to five years. Rental expense for the ten-month period ended April 30, 2000, and the year ended April 30, 2001, was $186,322 and $510,182, respectively.

Minimum future annual rental payments under the lease agreements with a term in excess of one year at April 30, 2001, are as follows:

                 Years Ending
                   April 30
                   --------

                    2002                     $  337,963
                    2003                        274,490
                    2004                         54,676
                    2005                          9,446
                                               --------

                                             $  676,575
                                               ========

As of April 30, 2001, the Company was in default on certain capital lease obligations which management is currently in negotiation to settle such amounts. There are no assurances that management will be successful in reaching a favorable settlement.

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

Employment  agreements

AMRES has entered into an executive employment agreement with its chief executive officer, which provides for annual compensation, allowances, medical benefits and life insurance. The agreement also provides for incentive bonuses upon meeting certain criteria. On June 1, 2001, the Company's board of directors consisting of Mr. Presta and Mr. Rinehart approved a new compensation arrangement for Mr. Rinehart in his capacity as chief executive of e-Net (see
Note 14). The Company is also a party to other employment agreements in the normal course of business. Future annual minimum payments for employment compensation packages are as follows:

                 Year  End
                  April  30,

                    2002                   $    428,615
                    2003                        507,784
                    2004                        547,723
                    2005                        378,226
                    2006                         67,105
                                                -------
                                          $   1,929,453
                                             ==========

Investment  Banking  Agreement

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. The Company valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. As of April 30, 2001, the Company had a deferred compensation of $26,133 in connection with this agreement. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the Common Stock and to cancel the options to purchase 200,000 shares. These shares were not issued; however, through August 7, 2001, the investment banker had rights to receive such shares by amendment amongst the parties. Accordingly, such shares are included in the outstanding shares at April 30, 2001. On August 7, 2001, the Company agreed to settle a dispute over the terms of the amendment in exchange for 1,500,000 of the Company's restricted common stock (see Note 14). No additional compensation charges will be incurred as a result of the final settlement since the historical financial statements reflects the value of the services rendered.

Guarantee  of  Debt

On July 6, 2000, the Company guaranteed to a third party the debt of EMB totaling $657,349. The guarantee was provided due to the EMB sale of AMRES to ensure repayment of the note since EMB had limited assets. On June 26, 2001, this guarantee was satisfied with the issuance of 3,000,000 shares of the Company's restricted common stock (see note 14).

NOTE  11  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

General

In March 2000, the Company amended its Articles of Incorporation to change the authorized number of shares of its $0.001 par value common stock from 20,000,000 to 100,000,000. Additionally, the Board of Directors authorized the issuance of 1,000,000 shares of preferred stock. The preferred stock may be divided into and issued in one or more series.

Class  B  Mandatorily  Redeemable  Preferred  Stock

In connection with the acquisition of Titus Real Estate Inc. the Company issued 100,000 shares of B Preferred. The note was converted into 1,000,000 shares of common stock on April 20, 2000, subject to certain cancellation provisions. See
Note  3  for  further  discussion  of  the  Company's  B  Preferred.

Class  C  Convertible  Preferred  Stock

In April 2000, the Company issued 20,000 shares of Class C Convertible Preferred Stock, (the "C Preferred") for $1,775,000, net of fees of $225,000 in a private placement. As additional consideration, the Company issued warrants to purchase 151,351 shares of the Company's common stock at an initial exercise price of $6.73 per share. The C Preferred has a liquidation value of $2,000,000 and the holder is entitled to receive cumulative dividends at an annual rate of $7.00 per share (7% per annum), payable semi-annually. No dividends have been declared. The C Preferred is convertible, at any time at the option of the holder, into shares of the Company's common stock at a price equal to the lesser of (a) $6.91 per share or (b) 95% of the average closing bid price of the Company's common stock during the fifteen trading days preceding the conversion after 150 days to 85% of the average closing bid price of the common stock during the fifteen trading days immediately preceding such conversion after 240 days. The longer the C Preferred is held the greater discount on conversion into common stock. In the event the holders of C Preferred have not elected to convert at the time of mandatory conversion, the C Preferred will convert at an amount equal to 85% of the purchase price of the holder's C Preferred plus an amount equal to accrued and unpaid dividends, if any, up to and including the date fixed for redemption, whether or not earned or declared. As of April 30, 2001, no shares of C Preferred have been converted into common stock. Subsequent to April 30, 2001, shareholders converted 2,016 shares of C preferred to 4,666,663 shares of the Company's restricted common stock. During the year ended April 30, 2001, the Company accreted the difference between the carrying value and the liquidation value totaling $859,303.

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

On May 2, 2000, the Company sold 666,667 shares of common stock for $1,699,973, net of fees and commissions of $300,027 in a private placement and issued warrants to purchase 333,334 shares of the Company's common stock at an exercise price of $3.00 per share. The shares and warrants were subject to registration which was not effected.

In July 2000, the Company issued 150,000 shares of restricted common stock in satisfaction of a note payable to a former officer, of $300,000 and accrued interest of $32,666.

In April 2001, the Company issued 2,500,000 shares of restricted common stock to AMRES valued at $292,500 to capitalize AMRES based on the closing price of the Company's common stock on the date of issuance. These shares are presented in the accompanying financial statements as treasury stock.

In May 2000, in connection with the stock deferral plan that was effective in 1999, the Company issued to employee 5,000 shares at the Company's common stock that were registered under an S-8 filing and recorded compensation expense at $3.38 per share for a total of $16,900. In July 2000 the Company issued additional shares totaling 3,630 shares of the Company's restricted stock and recorded compensation expense at $1.40 per share for a total of $5,097, a 10% discount for the restriction of the stock. In December, 2000, the Company issued additional shares totaling 38,059 shares of the Company's common stock that were registered and recorded compensation expense at $ 0.56 per share for a total of $21,313. Also, in April, 2001, the Company issued additional shares totaling 44,000 shares of the Company's common stock that were registered and recorded compensation expenses at $ $0.15 per share for a total of $6,600.

In June 2000, in connection with the stock bonus plan that was effective in 1999, the Company issued 60,000 shares of the Company's common stock that were registered and recorded compensation expense at $2.00 per shares for a total of $120,000.

At various dates from May 2000 through April 30, 2001, the Company issued 2,863,591 shares of common stock, valued at $1,542,316 to various consultants. Consulting services performed during the year ended April 30, 2001 is summarized below:


                                             Year Ended April 30, 2001

                                              Costs             Shares
                                             Incurred           Issued


Financial and Internal
Accounting Services                         $300,512           630,500

Mergers Acquisitions Consulting              888,996           875,945

Bravo Realty Start-up Costs                  286,337           718,500

Information Technology Consulting             41,650            71,000

Legal Services                               338,425           567,646
                                  ------------------         ---------
Total                                     $1,855,920         2,863,591
                                  ==================         =========

Stock  Options  and  Warrants

Stock-option and warrant activity during the ten months ended April 30, 2000 and the year ended April 30, 2001, was as follows:



                                                       Weighted        Weighted
                                         Range of      Average         Average
                                         Exercise      Exercise      Fair Value of
                              Options    Prices         Price       Options Granted
                             ---------  ------------  --------      ---------------


Outstanding, June 30, 1999.         -      -             -               -
 Granted. . . . . . . . . .   788,687    $1.00-6.73   $ 2.40           $2.84
 Canceled . . . . . . . . .  (475,000)    1.50          1.50             -
 Exercised. . . . . . . . .  (162,336)    1.00          1.00             -
                             ---------
Outstanding, April 30, 2000   151,351    $6.73        $ 6.73           $6.00
 Granted. . . . . . . . . .   333,334    $ .00        $ 3.00           $1.42
 Canceled . . . . . . . . .         -       -             -              -
 Exercised. . . . . . . . .         -       -             -              -
                             ---------
Outstanding, April 30, 2001   484,685   $3.00- 6.73   $ 4.16           $2.85
                             =========

The 484,685 options and warrants outstanding and exercisable at April 30, 2001, expire in April 2005 through May 2005.

Pro  forma  effects  of  options  granted  to  employees  are  not  significant.

NOTE  12  -  INCOME  TAXES

At April 30, 2001, the Company had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $5.3 million and $2.7 million, respectively, which for federal reporting purposes, begin to expire in 2008 and fully expire in 2021. For state purposes, the net operating loss carry-forwards begin to expire in 2003 and fully expire in 2006. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2001 and 2000, before considering the effects of the Company's valuation allowance amounted to approximately $2.0 million and $710,000, respectively. The Company provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $1.3 million and $685,000 during the year and the ten months ended April 30, 2001 and 2000, respectively. The Company's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE  13  -  SEGMENT  AND  OTHER  INFORMATION

Segments were determined based on services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. For the year ended April 30, 2001 management has provided the following information with respect to its operating segments (in thousands):




                                               Revenues:              Operating Income (loss)         Assets
                                            2000     2001            2000        2001             2000     2001
                                            ----     ----            ----        ----             ----     ----

Loan brokering Corporate. . . . . . .. $ 4,648     $ 3,612         $ (426)      $ (98)         $ 2,675    $ 535
Loan brokering Net Branches . . . . . .      -       6,947              -          25              -         92
Mortgage banking. . . . . . . . . . . .      -         218              -         (19)             -        357
Notary Services . . . . . . . . . . . .     38         188            (37)        (39)             306      217
REIT Management . . . . . . . . . . . .      3          27              3         (48)           1,568      251
                                         ------     -------       ---------    ---------       -------   -------
                                       $ 4,689    $ 10,992           (460)       (179)           4,549    1,452
                                         ======     =======

Amortization and impairment of goodwill                              (123)     (3,489)
Compensatory stock                                                 (1,000)     (2,026)
Corporate                                                            (199)       (700)           322        154
                                                                  ---------    --------       -------    -------
Total                                                             $(1,782)    $(6,394)        $ 4,871     1,606
                                                                  ========   ==========       ========   =======



                         e-NET FINANCIAL.COM CORPORATION
                   Notes to Consolidated Financial Statements




The primary historical activities of AMRES has been brokering retail residential real estate mortgages. AMRES commenced its mortgage banking division in fiscal 2001, which currently has $2,000,000 in warehouse lines, and funds directly about 5% of the loans originated by AMRES agents. Loans funded are primarily second mortgages and subprime loans. AMRES owns and operates four corporate-owned branches in Long Beach, Costa Mesa, Riverside, and Palmdale, California. The significant growth has been from their branch offices, which are operated by managers for a profit. As of April 2001, over 140 such branches were producing over $40,000,000 in monthly loans. The Company did not evaluate the performance of the NetBranches or the mortgage banking operations during the year ended 2000.


ExpiDoc provides a loan document signing service, with available notaries nationwide. BravoRealty.com, which is not affiliated with the now non-operational Bravo Real Estate, is an internet-based real estate brokerage which began operations in January 2001. Bravorealty.com's business model targets real estate agents as its customers and offers 100% commission retention for the agent, while charging a minimal fixed fee per closed transaction. The operations of Titus are not significant.

NOTE  14:  SUBSEQUENT  EVENTS

Global  Settlement  of  Debts

On June 26, 2001, e-Net entered into a settlement agreement with EMB Corporation ("EMB"), AMRES Holding LLC, Vincent Rinehart, and Williams de Broe, PLC (the "Global Settlement"). As part of the Global Settlement:

i) e-Net issued to EMB 1,500,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 7,500,000 shares of e-Net common stock already held by EMB. The shares issued were valued at $0.14 per share based on 10% discount from the closing price on the date of the agreement. The Company will record a settlement expense of $202,500 with regard to this issuance.

ii) E-Net issued to Williams de Broe ("WdB") 3,000,000 shares of restricted common stock as consideration for WdB's release of all claims against e-Net arising under the purported guarantee of EMB's obligation to WbD by e-Net. The parties agreed that $424,766 be credited as additional consideration to apply to the EMB notes payable.

iii) EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of e-Net as contemplated by the agreement. Management expects to settle these leases for less than $20,000.

iv) EMB assigns its rights of a portion of e-Net's note payable totaling $485,446 to AMRES Holdings LLC, a related party.

v) EMB forgave principal and interest totaling $172,000. The balance of $103,000 convertible notes was issued, interest at 10% per annum. The note has a mandatory conversion into the Company's common stock on December 15, 2001.

Bridge  Financing

On June 26, 2001, the Company entered into an agreement and related documents with Laguna Pacific Partners, LLP ("Laguna Pacific"). Under the terms of the agreements, in exchange for $200,000 received by the Company from Laguna Pacific, the Company:

i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all the assets of the Company, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market, and

ii) executed a warrant agreement which entitled Laguna Pacific to acquire up to $250,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The value of the warrant of approximately $350,000 will be amortized over the over the nine months using the effective interest method was interest expense.

On June 26, 2001, in transactions related to the agreements with Laguna Pacific, the Company formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza"), which

i) executed a Bond Term Sheet with e-Net outlining the proposed terms of an offering to raise up to $5,000,000,

ii) entered into an employment agreement with an individual beginning thirty days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza or the completion of a NASDAQ Small Cap listing by e-Net. The employment agreement provides for a salary of $20,000 per month, payable only by Anza and specifically not guaranteed of e-Net. The employee will serve as Anza's Vice President and will be a director thereof. In connection with the employment agreement, e-Net executed a stock option agreement which entitled Ehrlich to acquire up to 2,000,000 shares of e-Net common stock at the closing price on the date of the options agreement, vesting equally over the 12 months following the date of the employment agreement, and exercisable only in the event Anza is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into equity of e-Net (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement). The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 10% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options,

iii) entered into a consulting agreement with an individual to provide services to Anza. The consulting agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning September 1, 2001, guaranteed by e-Net. In addition, e-Net executed a stock option agreement, which entitled the holder to acquire up to 1,000,000 shares of e-Net common stock on terms identical to those described above in ii) above. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 5% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options.

Employment  Agreement

On June 1, 2001, e-Net entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, the Company is to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart was granted options to acquire 2,500,000 shares of e-Net common stock at the closing price on the date of the agreement, which shall vest monthly over a three- year period. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 20% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options. Stock Issuance

On June 14, 2001, Class C Preferred stockholders exercised their option and converted 1,616 shares of Class C Preferred stock into 3,741,671 of the Company's restricted common stock. These shares were trading at $0.14 per share. No expense was realized with this transaction. Also, on July 13, 2001 an additional 400 shares of the Class C were converted at the option of the shareholders into 924,992 shares of the Company's restricted common stock. These shares were trading at $0.14 per share. No expense was realized with regard to this transaction.

Subsequent to April 30, 2001 through August 1, 2001, the Company issued an aggregate of 600,000 shares of the Company's restricted common stock and a total of 2,200,000 of the Company's registered common stock under a Form S-8 to consultants. These shares were valued at $385,900 and the Company charged this amount to consulting expense. Shares were issued for business development, legal, internal accounting and finance services, as well as additional compensation to a consultant to launch BravoRealty.

On May 7, 2001, the Company entered into a settlement agreement whereby, the Company was to issue a total of 1,500,000 shares of the Company's restricted common stock to settle a dispute over an amendment of an investing banking agreement entered into on May 27, 1999 (see Note 10).

As of April 30, 2001, the Company had a 10% note payable totaling $150,000. On July 2, 2001, the parties entered into a settlement agreement whereby the Company paid $43,280 of principal, issued 325,000 shares of common stock to reduce the note by $63,440, and will pay the remaining $43,280 over ten months beginning August 5, 2001, together with interest at 10% per annum.