Form 10QSB
period 2001-07-31
E-NET FINANCIAL COM CORP
filed 2001-09-19
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X     No.
              ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes____ No_____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 13, 2001, there were 38,526,547 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes _____     No __X__

                        E-NET FINANCIAL.COM CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe,"  "estimate,"  "consider"  or  similar  expressions  are  used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS


                  E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                                     July 31, 2001
                                                                     ---------------
ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $      431,487
 Accounts receivable, net of allowance for doubtful
  accounts of $74,123 . . . . . . . . . . . . . . . . . . . . . . .         598,752
 Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .       1,460,950
 Advances to employees. . . . . . . . . . . . . . . . . . . . . . .         110,000
 Prepaid and other current assets . . . . . . . . . . . . . . . . .          65,594
                                                                     ---------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . .       2,666,783

 Property and equipment, net of accumulated depreciation of $83,386          97,511
 Goodwill, net of accumulated amortization
  and impairments of $1,385,049 . . . . . . . . . . . . . . . . . .         425,247
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,807
                                                                     ---------------
                                                                     $    3,201,348
                                                                     ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $      443,463
 Warehouse line of credit . . . . . . . . . . . . . . . . . . . . .       1,414,762
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .         120,966
 Commissions payable. . . . . . . . . . . . . . . . . . . . . . . .         484,903
 Short term notes payable . . . . . . . . . . . . . . . . . . . . .         243,000
                                                                     ---------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .       2,707,094

Convertible notes payable to related parties. . . . . . . . . . . .         588,850
Interest payable on notes to related parties. . . . . . . . . . . .           5,485
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         101,277
                                                                     ---------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       3,402,706
                                                                     ---------------

Stockholders' deficit:
 Class C convertible preferred stock, no par value;
   liquidation value of $100.00 per share;
   17,984 shares issued and outstanding. . . . . . . . . . . . . .        1,798,400
 Common stock, $0.001 par value; 100,000,000 shares
   authorized; 32,509,884 issued and 29,759,884 outstanding. . . .           38,672
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . .      12,498,661
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .     (13,936,377)
 Deferred stock compensation. . . . . . . . . . . . . . . . . . . .         (52,500)
 Deferred bridge-loan issue costs . . . . . . . . . . . . . . . . .        (285,714)
 Treasury stock, as adjusted, 2,750,000 shares. . . . . . . . . . .        (262,500)
                                                                     ---------------
     Total stockholders' deficit . . . . . . . . . . . . . . . . . .       (201,358)
                                                                     ---------------
                                                                     $    3,201,348
                                                                     ===============


                            E-NET FINANCIAL.COM CORPORATION
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three            Three
                                                      Months Ended     Months Ended
                                                      July 31, 2000    July 31, 2001
                                                      ---------------  ---------------

Revenues:
   Broker commissions. . . . . . . . . . . . . . . .       2,269,590        4,944,317
   Other . . . . . . . . . . . . . . . . . . . . . .          96,372          165,396
                                                      ---------------  ---------------
                                                           2,365,962        5,109,713
                                                      ---------------  ---------------

Cost and expenses:
 Commissions . . . . . . . . . . . . . . . . . . . .       1,701,606        3,478,073
 General and administrative. . . . . . . . . . . . .         971,632        1,354,393
 Consulting fees . . . . . . . . . . . . . . . . . .         519,290          410,795
 Non-recurring loss on settlements . . . . . . . . .               -           88,792
                                                      ---------------  ---------------
   Total costs and expenses. . . . . . . . . . . . .       3,192,528        5,332,053
                                                      ---------------  ---------------

 Operating loss. . . . . . . . . . . . . . . . . . .        (826,566)        (222,340)

Interest expense . . . . . . . . . . . . . . . . . .         (47,342)         (65,076)
Other income (expense), net. . . . . . . . . . . . .          73,755            6,432
                                                      ---------------  ---------------

   Net loss. . . . . . . . . . . . . . . . . . . . .  $     (800,153)  $     (280,984)
                                                      ===============  ===============

Basic and diluted net loss per share of common stock  $        (0.04)  $        (0.01)
                                                      ===============  ===============

Weighted average common shares outstanding . . . . .      20,418,454       26,414,775
                                                      ===============  ===============


                               E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three Months     Three Months
                                                                                 Ended            Ended
                                                                              July 31, 2000    July 31, 2001
                                                                              ---------------  ---------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (800,153)  $     (280,984)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation, and amortization of bridge loan issue costs . . . . . . . . .         154,205            5,001
 Non-recurring loss on settlements . . . . . . . . . . . . . . . . . . . . .               -           88,792
 Stock compensation to consultants . . . . . . . . . . . . . . . . . . . . .         228,620          328,618
 Amortization of bridge loan issuance cost . . . . . . . . . . . . . . . . .               -           35,714
 Amortization of deferred stock compensation . . . . . . . . . . . . . . . .               -           80,439
 Changes in operating assets and liabilities:
   Increase in accounts receivable, net. . . . . . . . . . . . . . . . . . .         (81,735)        (134,628)
   Increase in loans held for sale . . . . . . . . . . . . . . . . . . . . .               -       (1,103,600)
   Decrease in other current assets. . . . . . . . . . . . . . . . . . . . .             802           18,510
   Increase in due from employees. . . . . . . . . . . . . . . . . . . . . .               -          (44,750)
   Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (103,457)         (80,676)
   Increase in commissions payable . . . . . . . . . . . . . . . . . . . . .               -          224,590
   Increase (decrease) accrued liabilities . . . . . . . . . . . . . . . . .         582,036          (59,818)
   Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . .          11,422                -
   Decrease in other current liabilities . . . . . . . . . . . . . . . . . .        (408,907)               -
                                                                              ---------------  ---------------

 Net cash used in operating activities . . . . . . . . . . . . . . . . . . .        (417,167)        (922,792)
                                                                              ---------------  ---------------

Cash flows from investing activities:
 Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         (59,489)               -
 Acquisitions of property and equipment. . . . . . . . . . . . . . . . . . .         (11,227)         (12,527)
 Issuance (repayment) of note
   receivable to related party . . . . . . . . . . . . . . . . . . . . . . .          41,163                -
                                                                              ---------------  ---------------

 Net cash provided by (used in) investing activities . . . . . . . . . . . .         (29,553)         (12,527)
                                                                              ---------------  ---------------

Cash flows from financing activities:
 Payments on notes payable to related parties. . . . . . . . . . . . . . . .      (1,386,536)               -
 Proceeds from issuance of bridge loan . . . . . . . . . . . . . . . . . . .               -          200,000
 Advances from warehouse line of credit. . . . . . . . . . . . . . . . . . .               -        1,073,920
 Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . .       1,699,973                -
                                                                              ---------------  ---------------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . .         313,437        1,273,920
                                                                              ---------------  ---------------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . .        (133,283)         338,601
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .         285,583           92,886
                                                                              ---------------  ---------------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      152,300   $      431,487
                                                                              ===============  ===============


                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)


Non - cash financing activities:

 Debt reduction through the issuance of common stock                -                   $801,675
                                                                 ========               ========

Warrants issued for bridge-loan issue costs                         -                   $321,428
                                                                 ========               ========

Conversion of C-Preferred to common stock                           -                   $515,925
                                                                 ========               ========

   Supplemental  cash  flow  information:

   Cash  paid  for interest and income taxes was not significant during the periods presented




                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.   UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of July 31, 2001, for the three months ended July 31, 2001 and 2000 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2001, and the results of their operations and their cash flows for the three ended July 31, 2001 and 2000. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2002.

NOTE  2.  GLOBAL  SETTLEMENT

On June 26, 2001, e-Net entered into a settlement agreement with EMB Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement, (i) e-Net issued to EMB 1,500,000 shares of restricted common stock valued at $229,500 as consideration for EMB's waiver of its registration rights for 7,500,000 shares of e-Net common stock already held by EMB, (ii) e-Net issued to Williams de Broe ("WdB") 3,000,000 shares of restricted common stock valued at $459,000 as consideration for WdB's release of all claims against e-Net arising under the purported guarantee of EMB's obligation to WdB by e-Net, (iii) e-Net issued to AMRES Holdings, LLC, an entity owned by Vincent Rinehart, a convertible note in the principal amount of $485,446 relating to certain provisions of the AMRES purchase and sale agreement between EMB and AMRES Holdings, LLC in May 1999. This note is convertible into shares of common stock based on 80% of the closing stock price on the date of the conversion. The Company assigned a value of approximately $54,000 to the beneficial conversion feature imbedded in this note.

For value of consideration tendered by e-Net, EMB ageed to relieve debt due by e-Net in the amount of $951,596. In connection with the Global Settlement, the Company reported a loss of $88,792 during the three months ended July 31, 2001.

NOTE  3.  BRIDGE  FINANCING

On June 27, 2001, the Company entered into an investment agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $200,000 received by the Company from Laguna Pacific, the
Company:

(i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all of the assets of the Company, except loans held for sale, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market, and

(ii) executed a warrant agreement which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date, if the exercise shares are traded in the over the counter market, and not on any National Securities Exchange, and not in the NASDAQ report system. The warrant is valued at $321,428 and is amortized over the term of the note of nine months.

Also on June 27, 2001, in transactions related to the agreements with Laguna Pacific, the Company formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza") which was capitalized with $75,000 from the proceeds of the bridge loan. Anza:

(i) executed a Bond Term Sheet with e-Net for an offering to raise up to $7,000,000.

(ii) entered into an employment agreement with Thomas Ehrlich beginning thirty days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza or the completion of a NASDAQ Small Cap listing by e-Net. The Employment Agreement provides for a salary of $20,000 per month, payable only by Anza and specifically not guaranteed of e-Net. Mr. Ehrlich will serve as Anza's Vice President and will be a director thereof. In connection with the Employment Agreement, e-Net executed a stock option agreement which entitles Ehrlich to acquire up to 2,000,000 shares of e-Net common stock at $0.17 per share, vesting equally over the 12 months following the date of the employment agreement, and exercisable only in the event Anza is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into equity of e-Net (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the option agreement), maximum of 10% of the fully diluted outstanding shares at the time of the exercise. These options will be valued by management when the contingencies are removed using, the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25.

(iii) entered into a consulting agreement with Lawrence W. Horwitz to provide services to Anza. The Consulting Agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning November 1, 2001, guaranteed by e-Net. In addition, e-Net executed a Stock Option Agreement which entitled Horwitz to acquire up to 1,000,000 shares of e-Net common stock on terms identical to those of Ehrlich, described above, maximum of 5% of the fully diluted outstanding shares at the time of the exercise. These options will be valued by management when the contingencies are removed, using the fair-value method in accordance with Statement of Financial Accounting Standards No. 123.

(iv) entered into an operating agreement with e-Net concerning the operations of Anza Properties, Inc.

NOTE  4.  STOCKHOLDERS'  EQUITY  (DEFICIT)

From time to time, the Company's board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event the Company issues common stock subject to transferability restrictions under Rule 144a of the Exchange Act of 1933, the Company discounts the closing ask prices by 10% to value its common stock transactions.

On June 14, 2001, Class C Preferred stockholders exercised their option and converted 1,616 shares of Class C Preferred stock into 3,741,671 of the Company's restricted common stock. Also, on July 13, 2001 an additional 400 shares of the Class C were converted at the option of the shareholders into 924,992 shares of the Company's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 20%, taking into account the dividends which were due on the Class C Preferred shares. No expense was recorded in either transaction.

In June of 2001, the Company issued 400,000 shares of its restricted common stock both as payment of a $14,482 liability due an outside consultant and as a "buy-out" of the remaining guaranteed contract for this consultant who was providing legal services to the Company. In connection with this transaction, the Company charged operations $43,118 for the difference between the carrying value of the liability and the value of the common stock.

On July 2, 2001, the Company issued 325,000 shares of its restricted common stock valued at $55,575 as a partial satisfaction of a loan payable due an unrelated party. The original amount of the loan, including interest payable was $150,000. The Company continues to repay the note in monthly of payments of $4,350 through May 2, 2002. As of July 31, 2001, $43,000 remained due on the loan.

At various dates from May 1, 2001 through July 31, 2001, the Company issued 2,400,000 shares of common stock, valued at $390,500 to various consultants. Consulting services performed during the three months ended July 31, 2001 is summarized below:


                                                            Three Months Ended
                                                              July  31,  2001
                                                    Costs                   Shares
                                                  Incurred                  Issued

Financial and Internal Accounting Services       $75,750                   450,000

Mergers Acquisitions Consulting                  191,000                 1,125,000

Bravorealty Start-up Costs                       105,000                   700,000

Information Technology Consulting                 14,000                   100,000

Legal Services                                     4,750                    25,000
                                              ----------                 ----------
                                     Total    $  390,500                 2,400,000
                                              ==========                 ==========

Amortization of deferred compensation arrangements was $52,500 during the three months ended July 31, 2001.

Refer to Notes 2 and 3 for discussion of transactions affecting stockholders' equity (deficit).

NOTE  5.  EMPLOYMENT  AGREEMENT

On June 1, 2001, e-Net entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, the Company is to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart was granted options to acquire 2,500,000 shares of e-Net common stock at per share, which shall vest monthly over a three- year period. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can own more than 20% of the issued and outstanding common stock in the event of a reverse stock split. The options are exercisable at the fair market value at the date of the grant of $0.08 per share. Using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 no expense was recognized from the issuance of the options.

NOTE  6.  IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

 In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Tangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that all purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and to adopt Statement 142 effective with the fiscal year beginning May 1, 2002.

The Company meets the criteria for early adoption of Statement 142, and has elected early adoption of the statement during the first quarter of 2001 with no material effect on our financial condition and results of operations based on the requirements of Statement 142.

NOTE  7.  SUBSEQUENT  EVENTS

INVESTMENT  BANKING  AGREEMENT

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. The Company valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. As of July 31, 2001, entire value of this contract had been amortized. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the Common Stock and to cancel the options to purchase 200,000 shares. These shares were not issued due to delays caused by the Company; however, through August 7, 2001, the investment banker had rights to receive such shares by amendment amongst the parties. Accordingly, such shares are included in the outstanding shares at July 31, 2001. On August 7, 2001, the Company agreed to settle a dispute over the terms of the amendment in exchange for 1,500,000 of the Company's restricted common stock. No additional compensation charges were recorded in the statement of operations during the three months ended July 31, 2001 as a result of the final settlement since the historical financial statements since the date of reverse acquisition of April 12, 2000 reflect the value of the services rendered.

COMMON  STOCK  ACTIVITY

Subsequent to July 31, 2001, the Company issued 1,100,000 shares of the Company's registered common stock under Form S-8 to consultants. The shares were issued for legal, internal accounting, mergers and acquisition consulting, information technology consulting and Bravorealty start-up costs. The shares were valued at $144,000 and charged to consulting expense during the quarter ended October 31, 2001.

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
OVERVIEW

     The Company is an independent financial services company, who's primary source of revenue is AMRES, a wholly owned subsidiary. AMRES offers loan originators a "net-branch" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 40 states. They maintain a web site, www.amres.net, which contains detailed information on AMRES. Currently over 180 net-branches are operating, in addition to four Corporate owned branches in four counties in Southern California. Further rapid growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources. During the three months ended July 31, 2001, AMRES generated operating income in excess of $300,000.

     The  Company  has  seen  improvement  in  other  subsidiaries  as  well.

     Expidoc.com has added Ditech.com as a customer, and is now doing over 500 loan document signings a month through their network of notaries in all 50 states. By adding staff, and implementing a new marketing initiative, Expidoc should improve its operations and achieve profitability in the near future.

     BravoRealty.com (69% owned subsidiary) has established joint venture branches in four locations. In addition, BravoRealty.com has initiated a net branch of AMRES inside Bravo, and has experienced an increase in revenues from home loans brokered. Bravorealty has incurred the expenses to begin, and within 120 days is expected to establish the documentation, licensing, marketing materials and operations to sell "Bravo Real Estate Network" franchises. Former officers of Century 21 have been acting as advisors to Bravorealty. Their objective is being operationally profitable by the end of the fiscal 3rd quarter, excluding additional start-up costs of franchising. Due to these start-up costs, Bravorealty had incurred a small operating loss for the current quarter.

     Titus Real Estate, LLC, operates as the manager of Titus REIT, a real estate investment trust. Current shareholders of the REIT have requested the selling of assets in order to return their original investment. As such, six of the ten properties are in escrow to be sold. It is the intent of the management of the Company to raise new capital for Titus REIT when the market permits, estimating the summer of 2002 as a possible target date. The Company believes the long term benefits of a REIT compliment the Company's business plan. Titus Real Estate, LLC, has incurred small operating losses during the current quarter.

     ANZA Properties was established in July 2001, for the purpose of raising investor funds from accredited investors, for the initial purpose of purchasing Income Producing Real Estate. It will be the intention of the Company to convert these investors, whom originally invested in ANZA bonds, into the Company's equity. The ultimate goal, if obtained, is to list the Company on a National Market System, such as the NASDAQ (see Note 2). Anza is in the development stage. The Company has incurred approximately $75,000 of expenses in connection with the establishment of Anza.

REVENUES

     Revenues increased by $2,743,751, or 116%, to $5,109,713 for the year three months ended July 31, 2001, compared to $2,365,962 for the three months ended July 31, 2000. The growth in revenues is primarily attributable to the expansion and growth of AMRES through the brokering of loans. AMRES accounted for greater than 95% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last several months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

     More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 180 branches as of July 31, 2001, compared to less than ten branches as of July 31, 2000. The Net Branch program is expected to continue to be a primary growth vehicle for the Company in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next six to nine months.

     Revenues for Expidoc decreased slightly to $56,817 for the three months ended July 31, 2001 compared to $72,543 for the three months ended July 31, 2000. The decrease is primarily a result of Expidoc refocusing its market strategy to secure higher volume customers as compared to many low-volume customers. Revenues declined for a brief period of time during the quarter while Expidoc was reducing its customer base and ramping up with some of its new larger customers.

     Bravorealty became operational in January 2001. For the three months ended July 31 2001, total revenues amounted to $102,310. These revenues were generated based on approximately ten closed real estate purchase transactions during the quarter. Management believes that Bravorealty will be a significant growth vehicle for the Company over the next 12 months, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by Bravorealty so far this fiscal year.

     Revenues  from  Titus  were  not  material  for  the  periods  presented.

Costs  and  Expenses

     Commissions are paid to loan agents on funded loans. Commissions increased by $1,776,467 or 104.3%, for the three months ended July 31, 2001, to $3,478,073 from $1,701,606 for the three months ended July 31, 2000. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 3.9%, to 68.0% compared to 71.9% for the three months ended July 31, 2001 and the three months ended July 31, 2000, respectively. This decrease is attributable to the Company leveraging its increased revenues as the Company earns a higher commission split (compared to the loan agent) once certain revenue targets are reached.

General  and  Administrative  Expenses

     General and administrative expenses totaled $1,354,393 for the three months ended July 31, 2001, compared to $971,632 for the three months ended July 31, 2000. This increase of $382,761 can be primarily attributed to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion. Effective in the first quarter of fiscal 2001, the Company had implemented significant cost reductions to reduce its administrative expenses at its corporate offices.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the three months ended July 31, 2001. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $145,000 for the three months ended July 31, 2000.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended July 31, 2001, costs paid in the form of common stock to outside consultants totaled approximately $390,500, representing 2,400,000 shares of common stock. For the three months ended July 31, 2000, costs paid in the form of common stock issued to outside consultants totaled $519,290. The stock issued in connection with Bravorealty was reported as deferred compensation and $52,500 was expensed during the three months ended July 31, 2001

Interest  Expense

     Interest expense was $65,076 for the three months ending July 31, 2001, compared to $47,342 for the three months ended July 31, 2000. This increase is primarily related to the amortization of one month's interest expense in the amount of $35,714 related to options issued as part of the bridge loan financing with Laguna Pacific Partners, LLP.

Net  Losses

     The Company's net losses for the three months ending July 31, 2001 and 2000 were ($280,984), and ($800,153), or ($0.01) and ($0.04) per share respectively.
During the most recent three-month period, the non-cash expense component of the Company's net loss was significant. For the three months ending July 31, 2001, non-cash expense relating to common stock issued to consultants, for interest and for non-recurring settlements amounted to $390,500, $35,714 and $88,792, respectively. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to reduce its net losses in the future, and possibly achieve profitability.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

     Net cash used in operating activities was $922,792 and $417,167 for the three months ending July 31, 2001 and 2000, respectively. For both periods, the Company incurred net losses from operations. Significant non-cash expenses impacting the loss from operations for the period ending July 31, 2001 related to stock compensation paid to outside consultants and employees in the amount of $390,500. Increase in loans held for sale of $1,103,600 was also a significant contributor to the cash used in operating activities for the three months ending July 31, 2001.

     Net cash used by investing activities were $12,527 and $29,553 for the three months- ended July 31, 2001and 2000, respectively. There were no individually significant sources or uses of funds from investing activities for either period presented.

     Net cash provided by financing activities was $1,273,920 and $313,437 for the periods ending July 31, 2001 and July 31, 2000 respectively. Cash provided by financing for the period ended July 31, 2000 relates primarily to net proceeds received from private placements of the Company's stock, reduced by payments made on the Company's note payable to EMB corporation related to the acquisition of AMRES. Cash provided by financing for the period ended July 31, 2001 relates primarily to advances on the Company's warehouse line of credit in the amount of $1,073,920 associated with its mortgage banking operations. This obligation is secured by first and second trust deed mortgages.

     The Company generated cash flows from a bridge financing in the amount of $200,000. The Company was required to issue warrants to purchase 225,000 shares of common stock for $1.00, the exercise price of which is based on a 30% discount from the closing bid price on the date of exercise. The total cost of the warrants amounted to $321,428, which increases the effective costs of such funds; such cost is being amortized over the nine-month term of the note. The Company plans to repay the note from proceeds generated from an offering of securities by Anza. In the event the capital from the Anza is not received, management intends to repay the note from cash on hand, or cash flows generated from operations, if any.

     The Company significantly improved their financial position upon completing a "Global Settlement" June 26, 2001. The Company substantially increased its net worth and reduced its liability to EMB from $1,215,856 to $103,404, after issuing a convertible note to AMRES Holding LLC and issuing 4.5 million shares of its common stock. The original obligation to EMB further required the Company to pursue an S-1 registration that had become very time consuming of management, and costly in terms of cash, which has now been withdrawn.

     The Company is current in servicing its obligations as they become due. From time to time, the Company used its common stock to provide compensation for outside services that were required. It is the belief of management, that beginning the third quarter 2001, little or no common stock will be issued for services.

     The Company's stockholders deficit has been significantly reduced from $1,184,382 to $201,358 primarily due to the issuance of common stock in relief of debt.

     Management is pleased with the current direction and financial improvement of the Company. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. BravoRealty is performing as projected, requiring budgeted initial investment in capital prior to ramping up to full operations, including anticipated selling of franchises. And, Titus with a small loss, is poised for a round of new investors when the markets permit. The cash flow of the Company has markedly improved, with cash on hand ending July 31 of $431,487 versus $152,300 the year earlier. Short-term debt is manageable. A $43,000 note is being paid off in monthly payments through May of 2002. The $200,000 note due Bridgeloan is to be paid from fundraising in the new subsidiary, Anza Properties, or can be paid with cash on hand. The $485,446 convertible note due our Chief Executive, due in December 2002, will convert into common stock, or extend the maturity date, at holder's option, if paying in cash proves too difficult for E-net. The $103,404 convertible note due in December 2002, can be converted to equity at E-net's option. And, the $1,798,400 in convertible preferred is expected to convert to common stock. Significant debt has been eliminated, and no current obligations are delinquent. It is our opinion, baring some significant adverse change in our business, that E-net should not only be profitable in the near term, but continue to grow rapidly as well. Finally, through recently established subsidiary Anza Properties, E-net has initiated plans to establish sufficient net worth in order to file for listing on a national exchange, such as NASDAQ, in mid-2002.

     Our Interim financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations and has excess current liabilities over current assets totaling approximately $140,500, it may require financing to meet its cash requirements. Our auditors included an explanatory paragraph in their annual report raising substantial doubt about its ability to continue as a going concern. However, during the three months ended July 31, 2001, the Company executed relief from certain obligations by settlement of its creditors. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

     If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. At present, there are no firm commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management has implemented several reductions of costs and expenses to reduce its operating losses. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurance that management's plans will be successful. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

     Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

                                     PART II
20

ITEM  1     LEGAL  PROCEEDINGS

     There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on August 16, 2001.

ITEM  2     CHANGES  IN  SECURITIES

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

          (ii) entered into an Employment Agreement with Thomas Ehrlich. In connection with the Employment Agreement, e-Net executed a Stock Option Agreement which entitled Ehrlich to acquire up to 2,000,000 shares of e-Net common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into equity of e-Net (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement).

          (iii) entered into a Consulting Agreement with Lawrence W. Horwitz. In connection with the consulting agreement, e-Net executed a Stock Option Agreement which entitled Horwitz to acquire up to 1,000,000 shares of e-Net common stock on terms identical to those of Ehrlich, described above.

     All issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

     All issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

EXECUTIVE  COMPENSATION

     On July 1, 2001, e-Net entered into an Employment Agreement with Vincent Rinehart. In accordance with the terms of the agreement, Mr. Rinehart was granted options to acquire 2,500,000 shares of e-Net common stock at the closing price on the date of the agreement, which shall vest over a three year period. The number of shares to be acquired upon exercise of the options shall not be adjusted for a stock split, and is limited to both a maximum value of $1,900,000, and 20% of the outstanding common stock of the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

OTHER  CHANGES  IN  SECURITIES

     On June 13, 2001, the Company issued 400,000 shares of common stock to Karen Conway in settlement of a contractual dispute. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

     On July 2, 2001, the Company issued 325,000 shares of common stock to James Gonzales in settlement of a contractual dispute. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

     On July 17, 2001, in connection with the conversion of 2,016 shares of Series C Preferred Stock, a total of 4,666,663 shares of common stock were issued to four accredited investors. The issuances were exempt pursuant to
Section 4(2) of the Securities Act of 1933. Following the conversion, there were 17,984 shares of Series C Preferred Stock outstanding.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

         None

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         None

ITEM  5     OTHER  INFORMATION

         Not  applicable

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

         None

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       /s/  Vincent  Rinehart
Dated:  September  18,  2001           _______________________________________
                                       By:  Vincent  Rinehart
                                       Its: President, Chief  Executive Officer,
                                            Chief  Financial Officer, Chief
                                            Accounting  Officer,  and  Director



                                       /s/  Scott  A.  Presta
Dated:  September  18,  2001           _______________________________________
                                       By:     Scott  A.  Presta
                                       Its:     Director