Form 10QSB
period 2001-10-31
E-NET FINANCIAL COM CORP
filed 2001-12-17
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 14, 2001, there were 38,326,547 shares of common stock issued and outstanding.

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

ITEM  1     FINANCIAL  STATEMENTS

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                     October 31, 2001
                                                                     ------------------
                                       ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $         587,306
 Accounts receivable, net of allowance for doubtful
   accounts of $0. .. . . . . . . . . . . . . . . . . . . . . . . .            602,810
 Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .            455,075
 Advances to employees. . . . . . . . . . . . . . . . . . . . . . .            185,000
 Prepaid and other current assets . . . . . . . . . . . . . . . . .             95,999
                                                                     ------------------
   Total current assets.. . . . . . . . . . . . . . . . . . . . . .          1,926,190

 Property and equipment, net of accumulated depreciation of $88,387            104,151
 Goodwill, net of accumulated amortization
   and impairments of $1,385,049. . . . . . . . . . . . . . . . . .            425,247
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,807
                                                                     ------------------
                                                                     $       2,466,395
                                                                     ==================
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $         449,539
 Warehouse line of credit . . . . . . . . . . . . . . . . . . . . .            441,308
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .            149,720
 Commissions payable. . . . . . . . . . . . . . . . . . . . . . . .            730,090
 Short-term notes payable . . . . . . . . . . . . . . . . . . . . .            238,244
                                                                     ------------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .          2,008,901

Convertible notes payable to related parties. . . . . . . . . . . .            588,850
Interest payable on notes to related parties. . . . . . . . . . . .             24,095
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              1,088
                                                                     ------------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . .          2,622,934
                                                                     ------------------

Stockholders' deficit:
 Class C convertible preferred stock, no par value;
   liquidation value of $100.00 per share;
   17,984 shares issued and outstanding.  . . . . . . . . . . . . .          1,798,400
 Common stock, $0.001 par value; 100,000,000 shares
   authorized; 41,076,547 issued and 38,326,547 outstanding . . . .             41,072
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . .         12,636,962
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .        (14,136,172)
 Deferred stock compensation. . . . . . . . . . . . . . . . . . . .            (56,000)
 Deferred bridge-loan issue costs . . . . . . . . . . . . . . . . .           (178,301)
 Treasury stock, as adjusted, 2,750,000 shares. . . . . . . . . . .           (262,500)
                                                                     ------------------
   Total stockholders' deficit. . . . . . . . . . . . . . . . . . .           (156,539)
                                                                     ------------------
                                                                     $       2,466,395
                                                                     ==================

                            E-NET FINANCIAL.COM CORPORATION
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three            Three             Six               Six
                                                      Months Ended     Months Ended       Months Ended     Months Ended
                                                      Oct 31, 2001     Oct 31, 2000       Oct 31, 2001     Oct 31, 2000
                                                      --------------   ---------------    --------------   --------------

Revenues:
   Broker commissions. . . . . . . . . . . . . . . .       5,880,851        2,575,247        11,182,201       4,844,837
   Other . . . . . . . . . . . . . . . . . . . . . .         174,919           41,733           340,315         138,105
                                                      --------------   ---------------    --------------   --------------
                                                           6,055,770        2,616,980        11,522,516       4,982,942
                                                      --------------   ---------------    --------------   --------------

Cost and expenses:
 Commissions . . . . . . . . . . . . . . . . . . . .       3,217,397        1,662,345         6,176,685       3,363,951
 General and administrative. . . . . . . . . . . . .       2,775,614        1,101,690         5,062,997       2,007,306
 Consulting fees . . . . . . . . . . . . . . . . . .         137,200           37,462           547,995         556,982
 Non-recurring loss on settlements . . . . . . . . .               -                -            88,792               -
                                                      ---------------  ---------------     -------------   --------------
   Total costs and expenses. . . . . . . . . . . . .       6,130,211        2,801,497        11,876,469       5,928,239
                                                      ---------------  ---------------     -------------   --------------

   Operating Income (loss) . . . . . . . . . . . . .         (74,441)        (184,517)         (353,953)       (945,297)

Goodwill                                                           -         (144,186)                -        (288,372)
Interest expense . . . . . . . . . . . . . . . . . .        (141,980)         (61,406)         (206,222)       (108,748)
Other income (expense), net. . . . . . . . . . . . .          17,343           14,620            23,212          88,375
                                                      ---------------  ---------------      ------------   --------------

   Net loss before extraordinary item. . . . . . . .  $     (199,078)  $     (375,489)         (536,963)     (1,254,042)

   Extraordinary item, gain on settlement of debt             56,185                -            56,185               -

   Net income (loss)                                  $     (142,893)  $     (375,489)     $   (480,778)     (1,254,042)
                                                      ===============  ===============     =============   ==============

Basic and diluted net loss per share of common
stock before extraordinary item                       $       (0.005)  $       (0.017)     $     (0.016)         (0.058)
                                                      ===============  ===============     =============   ==============

Basic and diluted extraordinary gain per share
of common stock                                       $        0.001   $       (0.017)      $    (0.002)         (0.058)
                                                      ===============  ===============     =============   ==============
Basic and diluted net loss per share of common
stock                                                 $       (0.004)  $       (0.017)     $     (0.014)         (0.058)
                                                      ===============  ===============     =============   ==============

Weighted average common shares outstanding . . . . .      37,753,470       21,821,568        32,890,992      21,614,969
                                                      ===============  ===============     =============   ==============

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Six Months      Six Months
                                                                              Ended           Ended
                                                                              Oct 31, 2001    Oct 31, 2000
                                                                              --------------  --------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (480,778)  $  (1,254,042)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .         10,002         374,751
 Non-recurring loss on settlements . . . . . . . . . . . . . . . . . . . . .         88,792               -
 Extraordinary gain from settlement of capital leases.   . . . . . . . . . .        (56,185)              -
 Stock compensation to consultants . . . . . . . . . . . . . . . . . . . . .        413,318         386,728
 Amortization of bridge loan issuance costs. . . . . . . . . . . . . . . . .        143,127               -
 Amortization of deferred stock compensation . . . . . . . . . . . . . . . .        131,133         156,800
 Changes in operating assets and liabilities:
   Increase in accounts receivable, net. . . . . . . . . . . . . . . . . . .       (138,687)       (115,303)
   Increase in loans held for sale . . . . . . . . . . . . . . . . . . . . .        (97,725)              -
   Increase in other current assets. . . . . . . . . . . . . . . . . . . . .        (10,895)        (89,441)
   Increase in due from employees. . . . . . . . . . . . . . . . . . . . . .       (119,750)              -
   Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (72,793)        (64,044)
   Increase in commissions payable . . . . . . . . . . . . . . . . . . . . .        469,777               -
   (Decrease) increase in accrued liabilities. . . . . . . . . . . . . . . .        (31,063)        653,832
   Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . .         18,610          11,422
   Decrease in other current liabilities . . . . . . . . . . . . . . . . . .              -        (408,907)
                                                                              --------------  --------------

 Net cash provided by (used in) operating activities . . . . . . . . . . . .        266,883        (348,204)
                                                                              --------------  --------------

Cash flows from investing activities:
 Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .              -          39,000
 Aquisitions of property and equipment . . . . . . . . . . . . . . . . . . .        (24,168)        (11,991)
                                                                              --------------  --------------

 Net cash provided by (used in) investing activities . . . . . . . . . . . .        (24,168)         27,009
                                                                              --------------  --------------

Cash flows from financing activities:
 Payments on notes payable to related parties. . . . . . . . . . . . . . . .              -      (1,236,536)
 Proceeds from issuance of bridge loan . . . . . . . . . . . . . . . . . . .        200,000               -
 Payments on capital lease obligations . . . . . . . . . . . . . . . . . . .        (48,760)              -
 Advances from warehouse line of credit. . . . . . . . . . . . . . . . . . .        100,466               -
 Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . .              -       1,699,973
                                                                              --------------  --------------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . .        251,706         463,437
                                                                              --------------  --------------

Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .        494,421         142,242
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .         92,886         285,583
                                                                              --------------  --------------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     587,307   $     427,825
                                                                              ==============  ==============

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)


Supplemental cash flow information:

Cash paid for interest and income taxes was not significant during the periods presented.


Non-cash financing activities:                                                               2001      2000
                                                                                           --------  --------

 Debt reduction through the issuance of common stock. . . . . . . . . . . . . . . . . . .  $801,675         -
                                                                                           ========  ========

 Issuance of 1,500,000 shares of common stock in exchange . . . . . . . . . . . . . . . .  $      -         -
 for the cancellation of 200,000 shares of common stock                                    ========  ========

 Warrants issued for bridge-loan issue costs. . . . . . . . . . . . . . . . . . . . . . .  $321,428         -
                                                                                           ========  ========

 Conversion of C-Preferred to common stock. . . . . . . . . . . . . . . . . . . . . . . .  $201,000         -
                                                                                           ========  ========

 Stock dividend to C-Preferred Stock. . . . . . . . . . . . . . . . . . . . . . . . . . .  $354,925         -
                                                                                           ========  ========

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.  UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of October 31, 2001, for the three and six months ended October 31, 2001 and 2000 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 2001, and the results of their operations for the three and six months ended October 31, 2001 and 2000, and their cash flows for the six months ended October 31, 2001 and 2000. The results are not necessarily indicative results expected for the year ending April 30, 2002. Also, in the opinion of management, all disclosures required on Form 10-QSB, were fully furnished with exception of the per segment information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" issued by the Financial Accounting Standards Board (FASB.) Management omitted this information as this information is not readily available. Further, management determined that the omission of this information is insignificant to the overall presentation of the company's financial position and will provide this information only in the annual financial report in the Company's Form 10-KSB.

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

For value of consideration tendered by e-Net, EMB agreed to relieve debt due by e-Net in the amount of $951,596. In connection with the Global Settlement, the Company reported a loss of $88,792 during the three months ended July 31, 2001.

NOTE  3.  BRIDGE  FINANCING

On June 27, 2001, the Company entered into an investment agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $200,000 received by the Company from Laguna Pacific, the
Company:

(i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all of the assets of the Company, except loans held for sale, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market, and

(ii) executed a warrant agreement which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date, if the exercise shares are traded in the over the counter market, and not on any National Securities Exchange, and not in the NASDAQ report system. The warrant is valued at $321,428 and is amortized over the term of the note of nine months. Amortization of these non-cash interest charges were $143,127 during the six months ended October 31, 2001, of which $107,413 was changed to interest expense during the three months ended October 31, 2001.

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

(iv) entered into an operating agreement with e-Net concerning the operations of Anza.

NOTE  4.  STOCKHOLDERS'  EQUITY  (DEFICIT)

From time to time, the Company's board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event the Company issues common stock subject to transferability restrictions under Rule 144a of the Exchange Act of 1933, the Company discounts the closing prices by 10% to value its common stock transactions.

On June 14, 2001, Class C Preferred stockholders exercised their option and converted 1,616 shares of Class C Preferred stock into 3,741,671 of the Company's restricted common stock. Also, on July 13, 2001 an additional 400 shares of the Class C were converted at the option of the shareholders into 924,992 shares of the Company's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 20%, taking into account the dividends, which were due on the Class C Preferred shares. No expense was recorded in either transaction.

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

On July 2, 2001, the Company issued 325,000 shares of its restricted common stock valued at $55,575 as a partial satisfaction of a loan payable due an unrelated party. The original amount of the loan, including interest payable was $150,000. The Company continues to repay the note in monthly of payments of $4,320 through May 2, 2002. As of October 31, 2001, $30,040 remained due on the loan.

At various dates from May 1, 2001 through October 31, 2001, the Company issued 3,500,000 shares of common stock, valued at $531,200, to various consultants. Consulting services performed during the three and six months ended October 31, 2001 is summarized below:



                                                                                   Period Ending October 31, 2001
                                                                                   -------------------------------
                                                                     Three Months                              Six Months

                                                              Costs                Shares               Costs               Shares
                                                              Incurred             Issued               Incurred            Issued

Financial and Internal Accounting Services                  $        -                  -               $    75,750         450,000

Mergers Acquisitions Consulting. . . . . .                      51,000            450,000                   242,000       1,575,000

Bravorealty Start-up Costs . . . . . . . .                      56,000            400,000                   161,000       1,100,000

Information Technology Consulting. . . . .                           -                  -                    14,000         100,000

Legal Services                                                  33,700            250,000                    38,450         275,000
                                                              --------         ----------                -----------    -----------

                                                    Total   $  140,700          1,100,000               $   531,200       3,500,000
                                                              ========         ==========                ===========    ===========

Shares issued in connection with the Bravorealty start-up costs were accounted for as deferred compensation arrangements and were amortized in the amount of $52,500 and $106,000 during the three and six months ended October 31, 2001, respectively. The remaining balance of deferred compensation of $56,000 will be expensed over the three months ending January 31, 2002.

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

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

NOTE  7.  INVESTMENT  BANKING  AGREEMENT

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. The Company valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. As of July 31, 2001, entire value of this contract had been amortized. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the Common Stock and to cancel the options to purchase 200,000 shares. The shares were reflected as issued and outstanding at April 30, 2000, however the shares were never physically issued by the transfer agent. No charge was made since the value of the consideration and services were reflected in the financial statements. On August 7, 2001, the Company agreed to settle any and all disputes over the terms of the amendment, in exchange for 1,500,000 of the Company's restricted common stock. During this second fiscal quarter of 2001, management will reflect the collection of 200,000 shares previously reflected as outstanding. No additional compensation charges were recorded in the statement of operations during the three months ended October 31, 2001 as a result of the final settlement since the historical financial statements since the date of reverse acquisition of April 12, 2000 through May 31, 2001 reflect the value of the services rendered totaling $627,200. During the six months ended October 31, 2000, the Company charged operations $156,800.

NOTE  8  EXTRAORDINARY  ITEM

SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", specifies that material debt extinguishment gains and losses be classified as extraordinary items. During the three months ended October 20, 2001, the Company had capital lease obligations totaling $91,985 that were settled for $35,800. The remaining balance was recognized as an extraordinary gain of $56,185.

NOTE  9  GOODWILL  -  ADOPTION  OF  STATEMENT  142

The Company has elected early adoption of SFAS No.142. Accordingly, the Company has stopped amortization of goodwill effective May 1, 2001. However, goodwill amortization continues to be presented in the three and six months ended October 31, 2000, statement of operations. Had the provision of SFAS No. 142 been applied for the three and six months ended October 31, 2000, the Company's net income and net income per share would have been as follows:



                                   For the three months ended                              For the six months ended
                                          October 31,                                             October 31,
                                     2001             2000                               2001                    2000
                                  _________________________________________________________________________________________________

Reported net income (loss) . . .     (142,893)        (375,489)                        (480,778)                (1,254,042)


Add back: Goodwill amortization.            -          144,186                                -                    288,372
                                  ------------     ------------                      ------------              ------------

Adjusted net income (loss) . . .     (142,893)        (231,303)                        (480,778)                  (965,670)
                                  ============     ============                      ============              ============


Basic earnings per share:
Reported net income (loss) . . .       (0.004)          (0.017)                          (0.014)                    (0.058)
                                  ============     ============                      ============              ============
Goodwill amortization. . . . . .            -            0.006                                -                      0.013
                                  ============     ============                      ============              ============
Adjusted net income. . . . . . .       (0.004)          (0.011)                          (0.014)                    (0.045)
                                  ============     ============                      ============              ============



Valuations and analysis are currently in process to determine if there is goodwill impairment as of the date of adoption and initial tests have indicated that partial impairment is likely. The definitive amount of the loss will be known by the end of the fourth quarter and will be reported as a change in accounting principle in the current fiscal year.

There was no goodwill amortization recognized in the first six months of fiscal 2002 and, as of October 31, 2001, net goodwill was $250,000 for Titus Real Estate, Inc., and $175,247 for Expidoc.Com, Inc. The net goodwill balance as of October 31, 2001 remains unchanged from the April 30, 2001, balance. There were no intangible assets recorded for the Company as of October 31, 2001.

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
OVERVIEW

     The Company is an independent financial services company, whose primary source of revenue is American Residential Funding "AMRES", a wholly owned subsidiary. AMRES offers loan originators a "net-branch" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 40 states. They maintain a web site, www.amres.net, which contains detailed information on AMRES, as well as provides Net Branches with various corporate services. Currently over 200 net-branches nationwide are operating, in addition to four Corporate owned branches in four counties in Southern California. Further rapid growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources. During the three months ended October 31, 2001, AMRES generated operating income in excess of $160,000.

     The  Company  has  seen  improvement  in  other  subsidiaries  as  well.

     Expidoc.com has added Ditech.com as a customer, and is now doing over 500 loan document signings a month through their network of notaries in all 50 states. By adding staff, and implementing a new marketing initiative, Expidoc should improve its operations and achieve near term profitability.

     BravoRealty.com (69% owned subsidiary) has established joint venture branches in four locations. In addition, BravoRealty.com has initiated a net branch of AMRES inside Bravo, and has experienced an increase in revenues from home loans brokered. Bravorealty has incurred the expenses to begin, and within 120 days is expected to establish the documentation, licensing, marketing materials and operations to sell "Bravo Real Estate Network" franchises. Former officers of Century 21 have been acting as advisors to Bravorealty. Their objective is to become operationally profitable by the end of the fiscal 3rd quarter, excluding additional start-up costs of franchising. Due to these start-up costs, Bravorealty had incurred an operating loss for the current quarter.

     Titus Real Estate, LLC, operates as the manager of Titus REIT, a real estate investment trust. Current shareholders of the REIT have requested the selling of assets in order to return their original investment. As such, eight of the ten properties are in escrow to be sold. It is the intent of the management of the Company to raise new capital for Titus REIT when the market permits, estimating the summer of 2002 as a possible target date. The Company believes the long term benefits of a REIT compliment the Company's business plan. Titus Real Estate, LLC, has incurred small operating losses during the current quarter.

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

Results  of  Operations

     For the three and six month periods ended October 31, 2001, the Company reported net losses of ($142,893) and ($480,778) respectively. For both periods, the Company had significant non-cash expenses relating to stock issued to consultants and amortization of warrants issued as part of the bridge loan financing. In addition, the tragedy of Sept. 11 virtually stopped loan production for a week, significantly increasing our net losses for that period. As these costs are expected to reduce in future periods, the Company remains positive about its ability to obtain profitability in the near future.

Three Months Ended October 31, 2001 Compared To The Three Months Ended October 31, 2000

REVENUES

     Revenues increased to $6,055,770, the three months ended October 31, 2001, compared to $2,616,980 for the three months ended October 31, 2000. The growth in revenues is primarily attributable to the expansion and growth of AMRES through the brokering of loans. AMRES accounted for greater than 95% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last several months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

     More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 200 branches as of October 31, 2001, compared to less than fifty branches as of October 31, 2000. As the added support and sales staff takes effect, the Net Branch program is expected to continue to be a primary growth vehicle for the Company in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/servicer.

     Revenues for Expidoc increased to $116,110 for the three months ended October 31, 2001 compared to $38,650 for the three months ended October 31, 2000. The increase is primarily a result of Expidoc refocusing its market strategy to secure higher volume customers as compared to many low-volume customers. This change in focus is evidenced by the addition of such customers as Ditech.com.

     Bravorealty became operational in January 2001. For the three months ended October 31 2001, total revenues amounted to $58,809. These revenues were generated based on approximately five closed real estate purchase transactions during the quarter. Management believes that Bravorealty will be a significant growth vehicle for the Company over the next 12 months, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by Bravorealty so far this fiscal year.

     Revenues  from  Titus  were  not  material  for  the  periods  presented.

Costs  and  Expenses

     Commissions are paid to loan agents on funded loans. Commissions increased by $1,555,052 or 93.5%, for the three months ended October 31, 2001, to $3,217,397 from $1,662,345 for the three months ended October 31, 2000. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 10.4%, to 53.1% compared to 63.5% for the three months ended October 31, 2001 and the three months ended October 31, 2000, respectively. This decrease is attributable to the Company leveraging its increased revenues as the Company earns a higher commission split (compared to the loan agent) once certain revenue targets are reached.

General  and  Administrative  Expenses

     General and administrative expenses totaled $2,775,614 for the three months ended October 31, 2001, compared to $1,101,690 for the three months ended October 31, 2000. This increase of $1,673,924 can be primarily attributed to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion. Effective in the first quarter of fiscal 2001, the Company had implemented significant cost reductions to reduce its administrative expenses at its corporate offices.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the three months ended October 31, 2001. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $145,000 for the three months ended October 31, 2000.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended October 31, 2001, costs paid in the form of common stock to outside consultants totaled approximately $84,000, representing 1,100,000 shares of common stock. For the three months ended October 31, 2000, outside consultants were paid $37,462 in the form of common stock. The stock issued in connection with Bravorealty was reported as deferred compensation and $52,500 was expensed during the three months ended October 31, 2001. Management expects a reduction in the use of stock for this purpose in the future.

Interest  Expense

     Interest expense was $141,980 for the three months ending October 31, 2001, compared to $61,406 for the three months ended October 31, 2000. This increase is primarily related to the amortization of three month's interest expense in the amount of $107,413 related to options issued as part of the bridge loan financing with Laguna Pacific Partners, LLP.

Extraordinary  Item

     During, the three months ended October 31, 2001, the company settled certain lease obligations and recorded a gain on the settlement of debt in the amount of 56,185.

Net  Income  (Loss)

     The Company's net loss for the three months ending October 31, 2001 was ($142,893), or ($0.004) per share compared to a net loss of ($375,489), or ($0.017) per share for the three months ended October 31, 2000. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to achieve profitability in future quarters.

Six Months Ended October 31, 2001 Compared To The Six Months Ended October 31, 2000

REVENUES

     Revenues increased by $6,539,574, or 131.2%, to $11,522,516 for the six months ended October 31, 2001, compared to $4,982,942 for the six months ended October 31, 2000. This increase is again the result of the growth and expansion of AMRES, primarily the Net Branch program.

     Revenues for Expidoc increased to $172,927 for the six months ended October 31, 2001 compared to $111,193 for the six months ended October 31, 2000. The increase in volume is a result of Expidoc adding such names as Ditech.com to their customer list.

     Bravorealty became operational in January 2001. For the six months ended October 31 2001, total revenues amounted to $161,119. These revenues were generated based on approximately fifteen closed real estate purchase transactions during the period. Management believes that Bravorealty will be a significant growth vehicle for the Company over the next 12 months, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by Bravorealty so far this fiscal year.

     Revenues  from  Titus  were  not  material  for  the  periods  presented.

Costs  and  Expenses

     Commissions are paid to loan agents on funded loans. Commissions increased by $2,812,734 or 83.6%, for the six months ended October 31, 2001, to $6,176,685 from $3,363,951 for the six months ended October 31, 2000. The primary reason for the increase in commissions is the increase in revenue as discussed above. Proportionally, total commissions as a percentage of revenue decrease as revenues increase due to the Company earning a higher commission split (compared to the loan agent) once certain revenue targets are meet.

General  and  Administrative  Expenses

     General and administrative expenses totaled $5,062,997 for the six months ended October 31, 2001, compared to $2,007,306 for the six months ended October 31, 2000. The increase in general and administrative expense is a result of the continued rapid growth and expansion of the operating subsidiaries. The Company does expect that general and administrative costs will begin to level out, compared to the growth in revenue, as the company continues to leverage its fixed costs.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the six months ended October 31, 2001. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $290,000 for the six months ended October 31, 2000.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the six months ended October 31, 2001, costs paid in the form of common stock to outside consultants totaled approximately $531,200, representing 3,500,000 shares of common stock. For the six months ended October 31, 2000, costs paid in the form of common stock issued to outside consultants totaled $556,982. The stock issued in connection with Bravorealty was reported as deferred compensation and $105,000 was expensed during the six months ended October 31, 2001

Interest  Expense

     Interest expense was $206,222 for the six months ending October 31, 2001, compared to $108,748 for the six months ended October 31, 2000. This increase is primarily related to the amortization of four month's interest expense in the amount of $143,127 related to options issued as part of the bridge loan financing with Laguna Pacific Partners, LLP.

Net  Losses

     The Company's net losses for the six months ending October 31, 2001 and 2000 were ($480,778), and ($1,254,042), or ($0.014) and ($0.058) per share respectively. During the most recent six-month period, the non-cash expense component of the Company's net loss was significant. For the six months ending October 31, 2001, non-cash expense relating to common stock issued to consultants, for interest and for non-recurring settlements amounted to $531,200, $143,127 and $88,792, respectively. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to reduce its net losses in the future, and possibly achieve profitability.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

     Net cash provided by (used in) operating activities was $266,883 and ($348,204) for the six months ending October 31, 2001 and 2000, respectively. Net loss decreased significantly between the periods to ($480,778) for the period ending October 31, 2001 compared to a net loss of ($1,254,042) for the period ending October 31, 2000. Non-cash expenses relating to the issuance of stock for services, depreciation and amortization totaled $692,579 and $955,705 for the six months ended October 31, 2001 and 2000, respectively.

     Net cash from investing activities was ($24,168) and $27,009 for the six months- ended October 31, 2001and 2000, respectively. There were no individually significant sources or uses of funds from investing activities for either period presented.

     Net cash provided by financing activities was $251,706 and $463,437 for the periods ending October 31, 2001 and October 31, 2000 respectively. Cash provided by financing for the period ended October 31, 2000 relates primarily to net proceeds received from private placements of the Company's stock, reduced by payments made on the Company's note payable to EMB corporation related to the acquisition of AMRES. Cash provided by financing for the period ended October 31, 2001 relates primarily to advances on the Company's warehouse line of credit in the amount of $100,466 associated with its mortgage banking operations and to the proceeds from the issuance of the bridge loan. The warehouse line of credit is secured by first and second trust deed mortgages.

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

     The Company's stockholders deficit has been significantly reduced from $1,184,382 (as of the year ended April 30, 2001) to $156,539 primarily due to the issuance of common stock in relief of debt.

     Management is pleased with the current direction and financial improvement of the Company. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. BravoRealty is performing as projected, requiring budgeted initial investment in capital prior to ramping up to full operations, including anticipated selling of franchises. And Titus, with a small loss, is poised for a round of new investors when the markets permit. The cash flow of the Company has markedly improved, with cash on hand ending October 31 of $587,307 versus $427,825 the year earlier. Short-term debt is manageable. A $43,000 note is being paid off in monthly payments through May of 2002, with approximately $30,000 unpaid as of October 3, 2001. The $200,000 note due Bridgeloan is to be paid from fundraising in the new subsidiary, Anza Properties, or can be paid with cash on hand. The $485,446 convertible note due our Chief Executive, due in December 2002, will convert into common stock, or extend the maturity date, at holder's option, if paying in cash proves too difficult for E-net. The $103,404 convertible note due in December 2002, can be converted to equity at E-net's option. And, the $1,798,400 in convertible preferred is expected to convert to common stock. Significant debt has been eliminated, and no current obligations are delinquent. It is our opinion, baring some significant adverse change in our business, that E-net should but continue to grow rapidly and continue to increase its profitability. Finally, through recently established subsidiary Anza Properties, E-net has initiated plans to establish sufficient net worth in order to file for listing on a national exchange, such as NASDAQ, in mid-2002.

     Our Interim financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations and has excess current liabilities over current assets totaling approximately $82,710, it may require financing to meet its cash requirements. Our auditors included an explanatory paragraph in their annual report raising substantial doubt about its ability to continue as a going concern in connection with our annual audit for t he year ended April 30, 2001. However, during the six months ended October 31, 2001, the Company executed relief from certain obligations by settlement of its creditors. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

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

ITEM  2     CHANGES  IN  SECURITIES

     In August 2001, the Company issued 1,500,000 shares of common stock to D. Weckstein and 100,000 shares of common stock to Food Service Industries in settlement of disputed claims. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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



                                       /s/  Vincent  Rinehart
Dated:  December  17,  2001            _____________________________
                                       By:   Vincent  Rinehart
                                       Its:  President, Chief Executive Officer,
                                             Chief  Financial Officer, Chief
                                             Accounting  Officer,  and  Director



                                       /s/  Scott  A.  Presta
Dated:  December  17,  2001            ______________________________
                                       By:   Scott  A.  Presta
                                       Its:  Director