Form 10KSB/A
period 2001-04-30
E-NET FINANCIAL COM CORP
filed 2002-02-27
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FIRST AMENDED
                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-24512


                               ANZA CAPITAL, INC.
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes   X     No.
                                                        ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

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

                               ANZA CAPITAL, INC.

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

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, Anza Capital, Inc. has restated its Annual Statement on Form 10-KSB. This Annual Statement is for the year ended April 30, 2001, and was originally filed with the Commission on August 16, 2001. Effective on January 2, 2002, the Company changed its name from e-Net Financial.com Corporation to Anza Capital, Inc. References throughout this Annual Statement are accurate as of the date originally filed, and other than on the front page, references to the Company as e-Net Financial.com Corporation have been left as originally drafted. The Company has not undertaken to update all of the information in this Annual
Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

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

     e-Net has had a rapid sequence of name changes which reflected significant acquisitions that shifted the Company's primary business operations over very short periods of time. Management has decided that one generic name would have been preferable. As such, effective January 2, 2002, e-Net has changed its name to ANZA Capital, Inc.

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

     On January 12, 2000, as revised on April 12, 2000, the Company entered into an agreement (the "Amended and Restated Purchase Agreement") with EMB to acquire two of its wholly owned subsidiaries, namely American Residential Funding, Inc., a Nevada corporation ("AMRES"), and Bravo Real Estate, Inc., a California corporation ("Bravo Real Estate"). At the time of the acquisition, AMRES was the principle operating company of EMB, and EMB had previously acquired AMRES from AMRES Holding LLC ("AMRES Holding"), a company controlled by Vincent Rinehart (now an officer and director of the Company) and in which Mr. Rinehart currently holds his e-Net common stock, in exchange for EMB common stock. The purpose of the acquisition was to acquire market share, revenues, and certain key management personnel. The Company also acquired all of EMB's rights to acquire Titus Real Estate LLC, a California limited liability company ("Titus Real Estate") from its record owners. Titus Real Estate is the management company for Titus Capital Corp., Inc., a California real estate investment trust (the "Titus REIT"), in which the Company has no ownership interest. Titus REIT currently holds 10 apartment buildings in Long Beach, California, six of which are in escrow to be sold.

     On February 11, 2000, the Company executed a purchase agreement (the "Titus Purchase Agreement") for the acquisition of Titus Real Estate and issued 100,000 shares of its Class B Convertible Preferred Stock (the "B Preferred") to AMRES Holding/Rinehart, and 300,000 shares of its Common Stock to Scott A. Presta, in their capacities as the owner-members of Titus Real Estate. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with the Company in any way, but both became members of Management in April 2000 (see Item 9). Upon closing, Titus Real Estate became a wholly owned subsidiary of the Company. The consideration given was valued at $1.6 million, all of which was allocated to Goodwill to be amortized over a period of 10 years. Management had hoped that the acquisition of Titus Real Estate would increase the Company's overall revenue stream. The Company took a charge for impairment of goodwill in the amount of $1,155,057 in the fourth quarter 2000 with respect to its investment in Titus Real Estate.

     On February 14, 2000, in our continuing efforts to expand, the Company acquired all of the common stock of LoanNet Mortgage, Inc., a Kentucky corporation ("LoanNet"), a mortgage broker with offices in Kentucky and Indiana. Pursuant to the Stock Purchase Agreement dated February 14, 2000, the Company issued 250,000 shares of its Common Stock, valued at $2.3 million, to the selling shareholders of LoanNet, which became a wholly-owned subsidiary of the Company. As of the closing of the transaction, LoanNet also had 400 shares outstanding of 8% non-cumulative, non-convertible preferred stock, the ownership of which has not changed. The preferred stock is redeemable for $100,000. As of February 28, 2001, all three LoanNet offices have been closed. The Company took a charge for impairment of goodwill in the amount of $1,985,012 in the fourth quarter 2000 with respect to its investment in LoanNet.


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


     On March 17, 2000, the Company acquired all of the common stock of ExpiDoc.com, Inc., a California corporation ("ExpiDoc"). ExpiDoc is an Internet-based, nationwide notary service, with over 6,500 affiliated notaries, that provides document signing services for various mortgage companies. Pursuant to the Stock Purchase Agreement dated February 14, 2000, the Company issued 24,000 shares of Common Stock of the Company, valued at $196,510, to the selling shareholders of ExpiDoc, which became a wholly owned subsidiary of the Company. As of the closing of the acquisition, the Company entered into management and consulting agreements with ExpiDoc's owners and management, including Mr. Rinehart and Mr. Presta. Mr. Rinehart and Mr. Presta were not, at the time, otherwise  affiliated  with  the  Company in any way, but both became members of
Management  in  April  2000  (see  Item  9)

     On April 12, 2000, the Company closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, the Company issued 7.5 million shares of Common Stock to EMB, representing nearly 40% of the then issued and outstanding common stock of the Company, paid $1,595,000, and issued a promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became wholly owned subsidiaries of the Company. As of April 30, 2001, the remaining principal balance of the promissory note was $1,055,000, and the note was cancelled in its entirety effective June 27, 2001, (see discussion of Global Settlement below). AMRES was the acquirer for financial reporting purposes. Since Bravo Real Estate had no operations or net assets, management determined that a nominal value of $1,000 be attributed to its name. The fair value attributable to the 7.5 million shares of common stock of e-Net on April 12, 2000 was $3,838,000 based on the fair value of assets acquired. Because the purchase was accounted for as a reverse acquisition, the $4.0 million in cash and notes issued to EMB were treated as a deemed distribution with a charge to the Company's accumulated deficit. On April 12, 2000, James E. Shipley, the former CEO of EMB, was elected Chairman of the Board of Directors of the Company and Vincent Rinehart was elected a Director, President, and Chief Executive Officer of the Company. Bravo Real Estate never commenced operations, had no assets, and is no longer an operating subsidiary.

     Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of the sale of AMRES and Bravo from EMB to e-Net. Mr. Shipley resigned as Chairman of EMB and became Chairman of e-Net in April 2000 (replacing Mr. Roth as Chairman), and resigned as an officer of e-Net on December 31, 2000, when Mr. Rinehart became Chairman.


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

EVENTS  SUBSEQUENT  TO  FISCAL  YEAR  END

BRIDGE  FINANCING

     On June 27, 2001, the Company entered into an Investment Agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $225,000 received by the Company from Laguna Pacific, the Company

     (i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all of the assets of the Company, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market. The purpose of this bridge financing was to finance the proposed start-up of Anza Properties and to provide working capital to the Company, and

     (ii) executed a Warrant Agreement which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The issuance of the warrant was negotiated between Laguna Pacific and e-Net.

     Other than as set forth above, there is no affiliation between the Company and Laguna Pacific or any of their respective officers or directors.

FORMATION  OF  ANZA  PROPERTIES,  INC.

     Also on June 27, 2001, in transactions related to the agreements with Laguna Pacific, the Company formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza") capitalized with $75,000 from the proceeds of the bridge loan, which

     (i) executed a Bond Term Sheet with e-Net outlining the proposed terms of an offering to raise up to $5,000,000. The purpose of this offering was to obtain capital on behalf of Anza Properties to acquire income producing real estate. This real estate would then provide the Company with improved cash flow and net worth, on a consolidated basis.

     (ii) entered into an Employment Agreement with Thomas Ehrlich beginning thirty days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza or the completion of a NASDAQ Small Cap listing by e-Net. The Employment Agreement provides for a salary of $20,000 per month, payable only by Anza and specifically not guaranteed of e-Net. Mr. Ehrlich will serve as Anza's Vice President and will be a director thereof. In connection with the Employment Agreement, e-Net executed a Stock Option Agreement which entitled Ehrlich to acquire up to 2,000,000 shares of e-Net common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into equity of e-Net (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement). Mr. Ehrlich is to be involved in the identification of potential investment opportunities, the acquiring of capital, and the operation of Anza Properties.

     (iii) entered into a Consulting Agreement with Lawrence W. Horwitz to provide services to Anza. The Consulting Agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning September 1, 2001, guaranteed by e-Net. In addition, e-Net executed a Stock Option Agreement which entitled Horwitz to acquire up to 1,000,000 shares of e-Net common stock on terms identical to those of Ehrlich, described above. Mr. Horwitz is a licensed California attorney. Mr. Horwitz is providing legal services to e-Net and Anza Properties.

     (iv) entered into an Operating Agreement with e-Net concerning the operations of Anza Properties, Inc. The Operating Agreement specifies in material part that Vince Rinehart will be the President of Anza Properties, that Mr. Rinehart and Mr. Ehrlich will be the directors, that the signatures of both Mr. Rinehart and Mr. Ehrlich will be required on all checking accounts, and that the assets of Anza Properties cannot be encumbered without the express written consent of Mr. Rinehart and Mr. Ehrlich.

     See our Notes to the Consolidated Financial Statements for accounting treatment of options and warrants issued above.

     The purpose of Anza Properties is primarily to improve the net worth of e-Net by acquiring income producing real estate. If Anza Properties is successful in acquiring such properties, its assets would be consolidated with the assets of e-Net, thereby improving the net worth of e-Net.

GLOBAL  SETTLEMENT

     As part of the acquisition of AMRES, e-Net was obligated to file and prosecute until completion a registration statement with the Securities and Exchange Commission for the purpose of registering 7,500,000 shares of e-Net common stock issued to EMB. Additionally, e-Net was obligated to pay the sum of $4,000,000 under the terms of a promissory note issued to EMB.

     In an unrelated transaction, Williams de Broe loaned the sum of $700,000 to EMB, which remained unpaid at the time of the Global Settlement. In connection with a revision of the agreement between EMB and Williams de Broe, the then-chairman of e-Net executed a document on behalf of e-Net in favor of Williams de Broe, which Williams de Broe believed acted as a guarantee of EMB's obligation. e-Net disputed this assertion.

     In order to settle the outstanding disputes among all the parties, on June 26, 2001, e-Net entered into a settlement agreement with EMB Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

     (i) e-Net issued to EMB 1,500,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 7,500,000 shares of e-Net common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. The Company will record a settlement expense of $229,500 with regard to this issuance. e-Net issued to EMB a promissory note in the principal amount of $103,404, which represents the reduced amount due to EMB by e-Net under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to Wdb, but which were satisfied by e-Net (see below). The note bears interest at the rate of 10% per annum and is convertible into common stock of e-Net.

     (ii) e-Net issued to Williams de Broe ("WdB") 3,000,000 shares of restricted common stock valued at $459,000 as consideration for WdB's release of all claims against e-Net arising under the purported guarantee of EMB's obligation to WdB by e-Net. The parties agreed that the amount be credited as additional consideration to apply to the EMB notes payable. e-Net received relief of debt to EMB in the amount of $624,766, but does not expect to receive any reimbursement from EMB.

     iii) EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of e-Net as contemplated by the agreement.


     iv) EMB assigns its rights of a portion of e-Net's note payable totaling $485,446 to AMRES Holdings LLC, owned by Vincent Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of common stock based on 80% of the closing stock price on the date of the conversion. The Company assigned a value of approximately $54,000 to the beneficial conversion feature imbedded in this note. The entire principal balance, together with accrued interest, shall be due and payable, in full, on December 15, 2002.

     v) EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. The note has a mandatory conversion into the Company's common stock on December 15, 2001.

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

     LoanNet is not operating at this time. Due to insufficient capitalization, the Company decided to close all three offices previously in operations. While in operation, LoanNet recorded cumulative net losses and did not provide any cash flow for the Company. The Company wrote off its full investment in LoanNet in the third quarter of 2000.

AMERICAN  RESIDENTIAL  FUNDING,  INC.  ("AMRES")

GENERAL

     The Company, through its wholly owned subsidiary, e-Net Mortgage, had, since 1999, engaged in business as a retail mortgage broker. However, e-Net Mortgage was not capitalized to the level that permitted it to expand its operations outside of its offices in San Jose, and Costa Mesa, California, and Las Vegas, Nevada. With the pending acquisition of American Residential Funding, Inc. ("AMRES"), e-Net Mortgage stopped conducting business in the fourth quarter of the fiscal year ended April 30, 2000. With the completion of the acquisition of AMRES, AMRES has become the principal operating mortgage subsidiary of the Company. It is the intent of the Company for AMRES to operate primarily as a mortgage banker and mortgage broker through an expansion of its existing company-owned and branch operations. AMRES has not been profitable, but management anticipates that it may achieve profitability in the next fiscal year.

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

EMPLOYEES

     As of June 30, 2001, the Company employed a total of 143 persons. Of the total, 15 officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, all of whom were engaged in Finance and Administration. In addition, the Company, through its net branch operations employed 128 individuals, 29 of whom were engaged in loan administration and 99 of whom were engaged in loan production. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company.

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

     The  Company  is  not  engaged  in  any  legal  proceedings.

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




                                   HIGH    LOW
FISCAL YEAR ENDED APRIL 30, 1999:
1st Quarter . . . . . . . . . . .  $  .01  $ .01
---------------------------------
2nd Quarter . . . . . . . . . . .  $  .01  $ .01
3rd Quarter . . . . . . . . . . .  $  .02  $ .01
4th Quarter . . . . . . . . . . .  $ 6.00  $ .02

FISCAL YEAR ENDED APRIL 30, 2000:
1st Quarter . . . . . . . . . . .  $ 7.50  $2.00
---------------------------------
2nd Quarter . . . . . . . . . . .  $ 7.00  $1.19
3rd Quarter . . . . . . . . . . .  $12.88  $1.00
4th Quarter . . . . . . . . . . .  $15.63  $3.25
FISCAL YEAR ENDED APRIL 30, 2001:
---------------------------------
1st Quarter . . . . . . . . . . .  $ 3.75  $1.43
2nd Quarter . . . . . . . . . . .  $ 1.34  $0.28
3rd Quarter . . . . . . . . . . .  $ 1.38  $0.25
4th Quarter . . . . . . . . . . .  $ 0.43  $0.11

Close on August 8, 2001 . . . . .  $ 0.17  $0.17


     The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded, and that any sales significantly impact the market.

HOLDERS

     As of April 30, 2001, and August 3, 2001, there were 23,608,939 and 38,626,543 shares, respectively, of Common Stock issued and outstanding which as of August 3, 2001 were held by approximately 66 holders of record. As of April 30, 2001, and August 3, 2001, there were no shares of Class A Convertible Preferred Stock or Class B Convertible Preferred Stock outstanding and there were 20,000 and 18,693 shares, respectively, of Series C Convertible Preferred Stock outstanding. On July 13, 2001, 1,307 shares of Series C Convertible Preferred Stock were converted into 4,666,663 shares of e-Net common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On May 2, 2000, the Company issued 666,667 shares of common stock to Jupiter European Special Situations Fund, an accredited investor, for which the investor paid $2,000,000, or $3.00 per share. As additional consideration, the Company issued to Jupiter warrants to acquire 333,334 shares of common stock at an exercise price of $3.00 per share. The issuances were exempt pursuant to section  4(2)  of  the  Securities  Act  of  1933.

     In May 2000, the Company issued an aggregate of 60,000 shares of common stock to four (4) employees as consideration for services rendered to the Company. The issuances were exempt pursuant to section 4(2) of the Securities Act of 1933.

     On April 26, 2001, the Company issued 2,500,000 shares of common stock to its wholly-owned subsidiary, AMRES, to provide capitalization under HUD requirements. The issuance was valued at $0.13 per share. The issuance was exempt pursuant to section 4(2) of the Securities Act of 1933.

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

     We have never operated profitably. However, our revenues continue to increase, and we have been successful through various strategies in reducing our outstanding debt, and as a result management believes that we may achieve profitability in the next fiscal year.

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

     More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 140 branches as of April 30, 2001, compared to less than ten branches as of April 30, 2000. For the twelve months ended April 30, 2001, the total revenue associated with the Net Branches was approximately $6,947,000. The Company did not evaluate the performance of the NetBranches during the ten months ended April 30, 2000. The Net Branch program is expected to continue to be a primary growth vehicle for the Company in the future. In addition, the mortgage banking division of AMRES is expected to expand over the next six to nine months, as evidenced by the its growth in revenue to approximately $218,000 for the year ending April 30, 2001, compared to no revenues for the ten months ended April 30, 2000.

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

Selling,  General  and  Administrative  Expenses

     Selling, general and administrative expenses totaled $3,491,454 for the year ended April 30, 2001, compared to $1,989,017 for the ten months ended April 30, 2000. This increase of $1,502,432 can be attributed to several factors. In addition, the Company incurred costs at the corporate level related to professional services for items such as the filing of a registration statement, auditing and certain legal services. The increase in selling, general and administrative expenses can be primarily attributed to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion. Effective in the first quarter of fiscal 2001, the Company had implemented significant cost reductions to reduce its administrative expenses at corporate offices.

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

Consulting  Expenses

     To date, the Company has not generated positive cash flow from operations, and as such has been forced to fund a portion of these costs through the use of its common stock paid to outside consultants. During the twelve months ended April 30, 2001, general and administrative costs paid in the form of stock to outside consultants totaled approximately $1,855,915, representing 2,863,591 shares of common stock. For the ten months ended April 30, 2000, costs paid in the form of stock to outside consultants was immaterial. The breakout in terms of types of consulting services performed during the year ended April 30, 2001 is summarized in Note 11 in the Financial Statements.



                      Twelve Months Ended April 30, 2001

                                                       Costs                Shares
                                                      Incurred              Issued
                                                     ---------             --------
Financial and Accounting Services.                    $300,512              630,500


Mergers and Acquisition
Consulting . . . . . . . . . . . .                     888,996              875,945

BravoRealty Start-up Costs                             286,337              718,500

Information Technology Consulting.                      41,650               71,000

Legal Services . . . . . . . . . .                     338,425              567,646
                                                    ----------            ---------
Total                                               $1,855,920            2,863,591
                                                    ==========            =========



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

     The Company did not have the capital requested by the Officers of LoanNet, and was unable to raise additional capital primarily due to the market conditions and the decline in the Company's stock price. During the third quarter, the Company decided to close all three LoanNet offices and cease operations. On March 30, 2001, the Board of Directors of e-Net, none of whom were officers, directors or management of LoanNet, rescinded the acquisition of LoanNet due to misrepresentations by LoanNet's management, officers, and directors. E-Net management demanded the return of the 250,000 shares issued, and attempted to deliver the shares of common stock it received in connection with the acquisition to the original selling shareholder, whom is also the preferred stockholder, the chief executive officer and director of LoanNet. While in operation, LoanNet recorded cumulative net losses and did not provide any cash flow for the Company. The Company wrote off its full investment in LoanNet in the fourth quarter of 2001. LoanNet's preferred shareholder seized the remaining assets of LoanNet (estimated to be worth less than $15,000), and assumed responsibility, due to his actions of taking assets subject to certain leases, of certain liabilities, the amounts of which are unknown to e-Net management. Management of e-Net is not aware of ay claims against e-Net or its subsidiaries in connection with LoanNet.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in operating activities was $894,143 for the twelve months ending April 30, 2001 and the ten months ending April 30, 2000, respectively. For both periods, the Company incurred net losses from operations. Significant non-cash expenses impacting the loss from operations for the period ending April 30, 2001 were depreciation and amortization of $393,439, permanent impairment of goodwill in the amount of $3,140,069, and stock compensation paid to outside consultants and employees of $2,025,825. Significant non-cash expenses impacting the loss from operations for the ten months ending April 30, 2000 were depreciation and amortization of $132,440, and stock compensation recorded on the conversion of preferred shareholders in the amount of $1,000,000.

     Net cash used by investing activities were $14,634 for the year ended April 30, 2001. Net cash provided by investing activities was 178,188 for the ten-month period ended April 30, 2000. The primary contributors to the cash provided by investing activities for the period ending April 30, 2000 were the issuance of a note receivable to a related party in the amount of $39,400 and the net impact of the acquisitions of Titus, Expidoc, and LoanNet amounting to $147,970.


     Net cash provided by financing activities was $716,080 and $704,326 for the periods ending April 30, 2001 and April 30, 2000 respectively. Cash provided by financing for both periods relates primarily to net proceeds received from private placements of the Company's stock, reduced by payments made on the Company's note payable to EMB corporation related to the acquisition of AMRES. The net proceeds from private placements were $1,699,973 and $1,775,000, while the payments made on related party notes payable amounted to $1,350,000 and $1,530,000 for the periods ended April 30, 2001 and April 30, 2000, respectively. Additionally, the Company received $459,326 during the 10-month period ended April 30,2000 from the issuance of notes to related parties. During the year ended April 30, 2000, the Company drew down from its line of credit $340,842.

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

     To date, the Company has not generated income from operations and has an accumulated deficit of $13,301,068. The Company has financed a majority of its operations through the issuance of its common stock. Subsequent to year end, the Company executed a "Global Settlement" with its primary creditors (refer to Note 14 in the Consolidated Financial Statements). Pursuant to this agreement, the company issued 1,500,000 shares of restricted stock to EMB and 3,000,000 shares of restricted stock to Williams de Broe. These shares were tendered to, among other things, satisfy the remaining obligation owed by the Company to EMB relating to the acquisition of AMRES (approximately $1.3 million including accrued interest as of April 30, 2001). This obligation is reflected in long-term liabilities on the Consolidated Financial Statements for the period ending April 30, 2001.

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




Name . . . . . .  Age             Position(s)
----------------  ---             --------------------------------------------

Scott A. Presta.   29             Director

Vincent Rinehart   51             Director, Chairman, President, and
                                  Chief Executive Officer,
                                  Principal Accounting Officer




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

     Mr. Rinehart has been a director and the President and Chief Executive Officer of the Company since April 12, 2000, and its Chairman since January 1, 2001. He also serves in the following capacities: Chairman of the Board of AMRES (commencing in 1997); Chief Executive Officer of Firstline Mortgage, Inc., a HUD-approved originator of FHA, VA, and Title 1 loans (commencing in 1985); and Chairman of the Board of Firstline Relocation Services, Inc., a three office enterprise that provides real estate sales, financing, destination, and departure services to Fortune 500 companies (commencing in 1995). Mr. Rinehart received his B.A. in Business Administration from California State University at Long Beach in 1972.

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






                                        Common Stock
                                       --------------


                Name and Address of                     Amount and Nature of  Percent
                                                                              ------------
Title of Class  Beneficial Owner (1)                    Beneficial Ownership  of Class (2)
--------------  --------------------------------------  --------------------  ------------

Common
Stock. . . . .  Vincent Rinehart                                   1,067,500          2.7%

Common
Stock. . . . .  Scott A. Presta                                      115,000          0.3%

Common . . . .  American Residential Funding,
Stock. . . . .  Inc. (AMRES) (3)                                   2,750,000          7.1%

                EMB Corporation (4)
                10159 E. 11th Street, Suite 415
Common . . . .  Tulsa, Oklahoma 74128
Stock                                                              9,000,000         23.3%
                Willbro Nominees Ltd. (5)
Common . . . .  6 Broadgate
Stock. . . . .  London, EC2M-2RP England                           3,000,000          7.8%

Common . . . .  All officers and directors as a group
Stock. . . . .  (2 persons)                                        1,182,500          3.0%



(1) Unless otherwise noted, the address of each beneficial owner is c/o e-Net Financial.com Corporation, 3200 Bristol Street, Suite 700, Costa Mesa, California 92626.

(2)     Based  on  38,626,543  shares  outstanding  as  of  August  3,  2001.

(3) In May 2001, the Company issued 2,500,000 shares of common stock to its subsidiary, American Residential Funding, Inc., in order to appropriately capitalize AMRES. In April of 2000, the Company issued 250,000 shares of common stock to AMRES.

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

(5) These shares were issued as part of the Global Settlement involving Williams de Broe (see Item 1 - Global Settlement, above).





                                  Preferred Stock
                                  ---------------
                 Name and Address of                     Amount and Nature of   Percent
                 --------------------------------------  ---------------------
Title of Class.  Beneficial Owner                        Beneficial Ownership   of Class
---------------  --------------------------------------  ---------------------  ---------

                 Cranshire Capital, L.P.
                 c/o Downsview Capital, Inc.
Series C. . . .  666 Dundee Road, Suite 1901
Preferred . . .  Northbrook, Illinois 60062                          6,531 (1)      36.3%

                 EURAM Cap Strat. "A" Fund Limited
                 c/o JMJ Capital, Inc.
Series C. . . .  666 Dundee Road, Suite 1901
Preferred . . .  Northbrook, Illinois 60062                          4,431 (1)      24.6%

                 Keyway Investments, Ltd
                 19 Mount Havlock
Series C. . . .  Douglas, Isle of Man
Preferred . . .  United Kingdom 1M1 2QG;                             4,531 (1)      25.2%

                 The dotCom Fund, LLC
Series C. . . .  666 Dundee Road, Suite 1901
Preferred . . .  Northbrook, Illinois 60062                          2,491 (1)      13.9%

Series C. . . .  All officers and directors as a group
Preferred . . .  (2 persons)                                              -0-        -0-%



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

     On January 12, 2000, as revised on April 12, 2000, the Company entered into an agreement (the "Amended and Restated Purchase Agreement") with EMB to acquire two of its wholly owned subsidiaries, namely American Residential Funding, Inc., a Nevada corporation ("AMRES"), and Bravo Real Estate, Inc., a California corporation ("Bravo Real Estate"). At the time of the acquisition, AMRES was the principle operating company of EMB, and EMB had previously acquired AMRES from AMRES Holding LLC ("AMRES Holding"), a company controlled by Vincent Rinehart (now an officer and director of the Company) and in which Mr. Rinehart currently holds his e-Net common stock, in exchange for EMB common stock. The purpose of the acquisition was to acquire market share, revenues, and certain key management personnel. The Company also acquired all of EMB's rights to acquire Titus Real Estate LLC, a California limited liability company ("Titus Real Estate") from its record owners. Titus Real Estate is the management company for Titus Capital Corp., Inc., a California real estate investment trust (the "Titus REIT"), in which the Company has no ownership interest. Titus REIT currently holds 10 apartment buildings in Long Beach, California, six of which are in escrow to be sold.

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

     Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of the sale of AMRES and Bravo from EMB to e-Net. Mr. Shipley resigned as Chairman of EMB and became Chairman of e-Net in April 2000 (replacing Mr. Roth as Chairman), and resigned as an officer of e-Net on December 31, 2000, when Mr. Rinehart became Chairman.

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

10.1*     Settlement  Agreement  dated  June  26,  2001  by  and  between  EMB
Corporation, e-Net Financial.com Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe.

10.2*     Limited  Irrevocable  Proxy  dated  June  27,  2001.

10.3*     Promissory  Note  dated  June  27,  2001 executed by e-Net in favor of
AMRES  Holding  LLC.

10.4*     Promissory  Note  dated  June  27, 2001 executed by EMB Corporation in favor  of  Williams  de  Broe.

10.5*     Promissory  Note dated June 27, 2001 executed by e-Net in favor of EMB
Corporation  (later  terminated).

10.6*     Promissory  Note dated June 27, 2001 executed by e-Net in favor of EMB
Corporation.

10.7*     Redeemable  Convertible  10%  Promissory  Note  dated  June  28,  2001 executed  by  e-Net  in  favor  of  EMB  Corporation.

10.8*     Registration Rights Agreement dated June 27, 2001 executed by e-Net in favor  of  Williams  de  Broe.

10.9*     Investment  Agreement  dated  June  27,  2001 by and between e-Net and
Laguna  Pacific  Partners,  LLP

10.10*     Secured  Promissory  Note  dated  June  27, 2001 executed by e-Net in favor  of  Laguna  Pacific  Partners,  LLP

10.11*     Warrant Agreement dated June 27, 2001 by and between e-Net and Laguna
Pacific  Partners,  LLP

10.12*     Form  of  Warrant

10.13*     Operating Agreement dated June 27, 2001 by and between e-Net and Anza
Properties,  Inc.

10.14*     ENET  Bond  Term  Sheet  by  and  between  e-Net  and  Laguna Pacific
Partners,  LLP

10.15*     Employment  Agreement  dated  June  27,  2001  by  and  between  Anza
Properties,  Inc.  and  Thomas  Ehrlich

10.16*     Stock  Option  Agreement dated June 27, 2001 by and between e-Net and
Thomas  Ehrlich

10.17*     Consulting  Agreement  dated  June  27,  2001  by  and  between  Anza
Properties,  Inc.  and  Lawrence  W.  Horwitz

10.18*     Stock  Option  Agreement dated June 27, 2001 by and between e-Net and
Lawrence  W.  Horwitz

10.19*     Employment  Agreement  dated effective July 1, 2001 by and  between
e-Net  and  Vincent  Rinehart.

* Incorporated by reference to the Company's Form 10-KSB filed with the Commission on August 16, 2001.

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



Dated:  February  20,  2002                    Anza  Capital,  Inc.

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



                                               /s/  Vincent  Rinehart
Dated:  February  20,  2002                    _____________________________
                                               By:   Vincent  Rinehart
                                               Its:  President,  Chairman,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer,
                                                     Chief Accounting Officer,
                                                     and  Director



                                               /s/  Scott  A.  Presta
Dated:  February  20,  2002                    _____________________________
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


                                                                      April 30, 2001
                                                                      ----------------
ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $        92,886
 Accounts receivable, net of allowance for doubtful
   accounts of $74,123. . . . . .  . . . . . . . . . . . . . . . . .          480,723
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . .          357,350
 Advances to employees . . . . . . . . . . . . . . . . . . . . . . .           65,250
 Prepaid and other current assets. . . . . . . . . . . . . . . . . .           84,604
                                                                      ----------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        1,080,813

 Property and equipment, net of accumulated depreciation of $78,385.           89,985
 Goodwill, net of accumulated amortization
          and impairments of $1,385,049. . . . . . . . . . . . . . .          425,247
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,307
                                                                      ----------------
                                                                      $     1,607,352
                                                                      ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $       494,280
 Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .          340,842
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .          224,628
 Commissions payable . . . . . . . . . . . . . . . . . . . . . . . .          260,313
 Other current liabilities . . . . . . . . . . . . . . . . . . . . .          135,707
                                                                      ----------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .        1,455,770

Note payable to related party. . . . . . . . . . . . . . . . . . . .        1,055,000
Interest payable on notes to related party . . . . . . . . . . . . .          129,876
Long-term note payable . . . . . . . . . . . . . . . . . . . . . . .          150,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            1,088
                                                                      ----------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        2,791,734
                                                                      ----------------

Commitments and contingencies (Note 10). . . . . . . . . . . . . . .                -

Stockholders' deficit:
 Class C convertible preferred stock, no par value;
   liquidation value of $2.00 per share;
20,000 shares issued and outstanding . . . . . . . . . . . . . . . .        2,000,000
 Common stock, $0.001 par value; 100,000,000 shares
   authorized; 23,634,884 issued and outstanding. . . . . . . . . . . .        26,635
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .       10,119,184
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .      (13,301,068)
 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . .          (26,133)
                                                                      ----------------
Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . .       (1,184,382)
                                                                      ----------------
                                                                         $  1,607,352
                                                                          ===========




        See accompanying notes to these consolidated financial statements

                             e-NET  FINANCIAL.COM  CORPORATION
                          Consolidated Statements of Operations


                                                         Ten             Year
                                                     Months Ended        Ended
                                                   April 30, 2000    April 30, 2001
                                                 ----------------   ----------------

Revenues:
 Broker commissions. . . . . . . . . . . . . . . .       4,647,848     10,558,885
 Other . . . . . . . . . . . . . . . . . . . . . .          41,322        432,365
                                                      -------------  -------------
                                                         4,689,170     10,991,250
                                                      -------------  -------------

Cost of revenues-
 Commissions . . . . . . . . . . . . . . . . . . . .     3,411,750      7,527,903
                                                      -------------  -------------

Gross profit. . . . . . . . . . . . . . . . . . . .      1,277,740      3,463,347
                                                      -------------  -------------

Sales and marketing
General and administrative.. . . . . . . . . . .         3,059,374      6,865,208
Loss on rescission of LoanNet acquisition. . . . . .             -      1,838,012
Goodwill impairment of Titus . . . . . . . . . . . .             -      1,155,057
                                                      -------------  -------------

   Total costs and expenses. . . . . . . . . . . . .     3,059,374     9,858,277
                                                      -------------  -------------

   Operating loss. . . . . . . . . . . . . . . . . .    (1,781,954)    (6,394,930)

Interest expense                                           (27,343)      (203,306)
Other income (expense), net. . . . . . . . . . . . .        12,398         24,709
                                                      -------------  -------------

   Net loss. . . . . . . . . . . . . . . . . . . . .  $ (1,796,899)  $ (6,573,527)
                                                      =============  =============


Basic and diluted net loss per share of common stock  $      (0.22)  $      (0.31)
                                                      =============  =============

Weighted average common shares outstanding . . . . .     8,129,791     21,511,987
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

                            For the Ten Months Ended April 30, 2000, and the year ended April 30, 2001




                                                Class  B                              Class  C
                                    Mandatory  Redeemable  Preferred          Convertible  Preferred               Common  Stock
                                     Shares                   Amount          Shares           Amount          Shares      Amount
                                  ----------------------------------         -------------------------        --------------------


Balances, June 30, 1999                 -                $    -                -              $   -          7,500,000      7,500

Shares and values assigned to
 acquired companies on
 April 12, 2000:
  Acquisition of Titus               100,000              1,000,000            -                  -              300,000        300

  Acquisition of LoanNet                -                     -                -                  -              250,000        250

  Acquisition of Expidoc                -                     -                -                  -               24,000         24

  Acquisition of e-Net
   shell company                        -                     -                -                  -           10,729,937     10,730

  Dividend deemed distributed
   at April 12, 2000, for AMRES         -                     -                -                  -                -         -

Issuance of Class C Convertible
 Preferred, net of costs of $225,000    -                     -             20,000            1,775,000            -         -


Value of warrant issued in
 connection with Class C
 Convertible Preferred                  -                     -                -               (281,362)           -         -

Value of beneficial conversion
 feature of Class C
 Convertible Preferred                  -                     -                -               (352,941)           -         -

Conversion of Class B
 Mandatory Redeemable Preferred     (100,000)            (1,000,000)           -                  -           1,000,000      1,000

Contributed capital from EMB            -                    -                 -                  -               -          -

Net loss for the ten months ended
 April 30, 2000                         -                    -                 -                  -               -          -
                                   ----------           ------------      ---------            ----------    ---------- ----------
Balances, April 30, 2000 . . . .        -                $    -              20,000            $1,140,697    19,803,937    $19,804




               See accompanying notes to these consolidated financial statements

                                              e-NET FINANCIAL.COM CORPORATION
                                 Consolidated Statements of Stockholders' Equity (Deficit)

                      For  the  Ten  Months  Ended  April  30, 2000, and the year ended April 30, 2001


                                   Additional
                                Paid-In Capital     Deferred Compensation    Accumulated Deficit      Total
                                ---------------     ---------------------    -------------------    --------

Balances, June 30, 1999           $     -             $       -               $   (71,339)        $ (63,839)

Shares end values assigned to
 acquired companies on
 April 12, 2000:
  Acquisition of Titus. . . . . . . .   599,700               -                       -           1,600,000

  Acquisition of LoanNet. . . . . . . 2,305,375               -                       -           2,305,625

  Acquisition of Expidoc . . . . . . .  196,486               -                       -             196,510

  Acquisition of e-Net
   shell company . . . . . . . . .      123,931           (339,733)                   -            (205,072)

  Dividend deemed distributed
   at April 12, 2000, for AMRES . . .      -                  -                 (4,000,000)      (4,000,000)

Issuance of Class C
 Convertible Preferred,
 net of costs of $225,000. . . . . .       -                  -                       -           1,775,000

Value of warrant issued in
 connection with Class C
 Convertible Preferred. . . . . . . .   281,362               -                       -                -

Value of beneficial
 conversion feature of Class C
 Convertible Preferred. . . . . . . .       352,941          -                       -                -

Conversion of Class B
 Mandatory Redeemable Preferred . .       1,999,000           -                      -           1,000,000

Contributed capital from EMB . . . .        419,356           -                      -             419,356

Net loss for the ten
 months ended April 30, 2000 . . . .                          -                (1,796,899)      (1,796,899)
                                          ---------       ----------         ------------     ------------
Balances, April 30, 2000 . . . . .       $6,278,151        $(339,733)         $(5,868,238)     $ 1,230,681




             See accompanying notes to these consolidated financial statements

                                                          e-NET  FINANCIAL.COM  CORPORATION
                                               Consolidated Statements of Stockholders' Equity (Deficit)

                                      For the Ten Months Ended April 30, 2000, and the year ended April 30, 2001

                                                Class  B                              Class  C
                                    Mandatory  Redeemable  Preferred          Convertible   Preferred            Common  Stock
                                     Shares                   Amount          Shares           Amount          Shares      Amount
                                  ----------------------------------         -------------------------        --------------------



Shares issued in
 Private Placement on May 2, 2000      -                      -                -                  -           666,667     $  667

Accretion of C Preferred
 to liquidation value                  -                      -                -               859,303            -         -

Shares issued to
 consultants for services              -                      -                -                  -         2,863,591      2,864

Shares issued for
 deferred salaries                     -                      -                -                  -            90,689         90

Shares issued for
 employee long-term incentives         -                      -                -                  -            60,000         60

Shares issued for
 settlement of note payable            -                      -                -                  -           150,000        150

Amortization of deferred
 stock compensation                    -                      -                -                  -               -          -

Value of management services           -                      -                -                  -               -          -

Net loss for year                      -                      -                -                  -               -          -
                                    ---------           -----------        ----------       -----------     -----------  ---------
Balances, April 30, 2001. . . . . .    -                    $ -               20,000         $2,000,000     23,634,884   $ 23,635
                                    =========           ===========        ===========      ===========     ===========  =========

 See accompanying notes to these consolidated financial statements

                                           e-NET  FINANCIAL.COM  CORPORATION
                                Consolidated Statements of Stockholders' Equity (Deficit)


                       For the Ten Months Ended April 30, 2000, and the year ended April 30, 2001

                                   Additional
                                Paid-In Capital     Deferred Compensation    Accumulated Deficit      Total
                                ---------------     ---------------------    -------------------    --------

Shares issued in
Private Placement
 on May 2, 2000                  $  1,699,306         $       -               $       -           $ 1,699,973

Accretion of C Preferred
 to liquidation value                   -                     -                   (859,303)             -

Shares issued to
 consultants for services           1,539,452                 -                       -             1,542,316

Shares issued for
 deferred salaries                     49,819                 -                       -                49,909

Shares issued for
 employee long-term incentives        119,940                 -                       -               120,000

Shares issued for
 settlement of note payable           332,516                 -                       -               332,666

Amortization of deferred
 stock compensation                     -                 313,600                     -               313,600

Value of management services          100,000                -                        -               100,000

Net loss                                -                   -                   (6,573,527)        (6,573,527)
                                  ------------          ----------          --------------       -----------
Balances, April 30, 2001. . . .  $ 10,119,184           $ (26,133)            $(13,301,068)      $ (1,184,382)
                                  =============         ==========           =============        ===========



     See accompanying notes to these consolidated financial statements


                                             e-NET  FINANCIAL.COM  CORPORATION
                                            Consolidated Statements of Cash Flows


                                                                                                Ten Months      Year
                                                                                                 Ended          Ended
                                                                                           April 30, 2000    April 30, 2001
                                                                                           ----------------  ----------------

Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,796,899)  $    (6,573,527)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132,440           393,439
 Loss from disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -            64,068
 Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,699            36,687
 Loss on rescission of LoanNet acquisition                                                               -         1,838,012
 Goodwill impairment of Titus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         1,155,057
 Fair value of services contributed by an officer . . . . . . . . . . . . . . . . . . . .                -           100,000
 Stock compensation to consultants. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         1,542,316
 Stock compensation to employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           169,909
 Amortization of deferred stock compensation. . . . . . . . . . . . . . . . . . . . . . .                -           313,600
 Compensation attributable to conversion of B Preferred . . . . . . . . . . . . . . . . .        1,000,000                 -
 Changes in operating assets and liabilities, net of acquisitions:
   Increase in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (99,351)         (269,972)
   Increase in loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -          (357,350)
   Increase (decrease) in other current assets. . . . . . . . . . . . . . . . . . . . . .           (2,946)           64,068
   Increase in due from employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (65,250)
   Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          131,789           298,354
   Increase in commission payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           260,313
   Increase in accrued interest expense . . . . . . . . . . . . . . . . . . . . . . . . .                -           118,016
   Increase (decrease) accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .                -           (33,525)
   Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . . . .          (10,746)           46,797
   Increase (decrease) in other current liabilities . . . . . . . . . . . . . . . . . . .          (69,234)            4,845
                                                                                           ----------------  ----------------

 Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .         (702,248)         (894,143)
                                                                                           ----------------  ----------------

Cash flows from investing activities:
 Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,845)            9,128
 Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                -           (23,762)
 Issuance (repayment) of note
   receivable to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,400                 -
 Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          (19,786)                -
 Purchase of companies, net of cash acquired. . . . . . . . . . . . . . . . . . . . . . .          147,970                 -
 Recapitalization of e-Net, net of cash acquired. . . . . . . . . . . . . . . . . . . . .           12,449                 -
                                                                                           ----------------  ----------------

 Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . .          178,188           (14,634)
                                                                                           ----------------  ----------------

Cash flows from financing activities:
 Proceeds from notes payable to related parties . . . . . . . . . . . . . . . . . . . . .          459,326                 -
 Payments on notes payable to related parties . . . . . . . . . . . . . . . . . . . . . .       (1,530,000)       (1,350,000)
 Proceeds from issuance of long-term notes payable. . . . . . . . . . . . . . . . . . . .                -           105,000
 Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (79,735)
 Advances from line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           340,842


Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         1,699,973
Proceeds from sale of C Preferred . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,775,000                 -
                                                                                           ----------------  ----------------

 Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . .          704,326           716,080
                                                                                           ----------------  ----------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          180,266          (192,697)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          105,317           285,583
                                                                                           ----------------  ----------------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       285,583   $        92,886
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


                                                                           For the
                                                                         Ten Months     For the Year
                                                                            Ended       Ended
                                                                        April 30, 2000  April  30,  2001
                                                                       ---------------  -----------------


Supplemental disclosure of non-cash financing and investing activities:

 B Preferred and common stock issued for acquisition of Titus . . . . .  $ 1,600,000   $       -
                                                                         ============  =========
 Common stock issued for acquisition of LoanNet . . . . . . . . . . . .  $ 2,305,625   $       -
                                                                         ============  =========
 Common stock issued for acquisition of ExpiDoc . . . . . . . . . . . .  $   196,510   $       -
                                                                         ============  =========

 Dividend deemed distributed resulting from issuance of note payable. .  $ 4,000,000   $       -
                                                                         ============  =========
 Value of C Preferred beneficial conversion feature . . . . . . . . . .  $   281,362   $       -
                                                                         ============  =========
 Value of warrants issued with issuance of C Preferred. . . . . . . . .  $   352,941   $       -
                                                                         ============  =========
 Issuance of common stock for conversion of B Preferred . . . . . . . .  $ 1,000,000   $       -
                                                                         ============  =========
 Capital contributed in satisfaction of debt. . . . . . . . . . . . . .  $   419,356   $       -
                                                                         ============  =========

 Acquisition of property and equipment through capital leases . . . . .  $         -   $   3,226
                                                                         ============  =========
 Settlement of debt with issuance of common stock . . . . . . . . . . .  $         -   $ 332,666
                                                                         ============  =========

LoanNet acquisition, net of cash acquired:
 Working capital deficit, other than cash acquired. . . . . . . . . . .  $   (55,776)  $       -
 Property and equipment . . . . . . . . . . . . . . . . . . . . . . . .       84,089           -
 Preferred stock not acquired . . . . . . . . . . . . . . . . . . . . .     (100,000)          -
 Purchase price in excess of the net assets acquired. . . . . . . . . .    2,226,873           -
 Capital Stock issued in acquisition. . . . . . . . . . . . . . . . . .   (2,305,625)          -
                                                                         ------------  ---------

 Net cash obtained in acquisition of LoanNet. . . . . . . . . . . . . .  $  (150,439)  $       -
                                                                         ============  =========

ExpiDoc acquisition, net of cash used:
 Working capital deficit, other than cash acquired. . . . . . . . . . .  $   (11,317)  $       -
 Purchase price in excess of the net assets acquired. . . . . . . . . .      210,296           -
 Capital stock issued in acquisition. . . . . . . . . . . . . . . . . .     (196,510)          -
                                                                         ------------  ---------

 Net cash used to acquire ExpiDoc . . . . . . . . . . . . . . . . . . .  $     2,469   $       -
                                                                         ============  =========

Titus acquisition, net of cash acquired
 Purchase price in excess of the net assets acquired. . . . . . . . . .  $ 1,600,000   $       -
 Capital stock issued in acquisition. . . . . . . . . . . . . . . . . .   (1,600,000)          -
                                                                         ------------  ---------
                                                                                   -           -
                                                                         ============  =========


See accompanying notes to these consolidated financial statements e-NET FINANCIAL.COM CORPORATION
Notes to Consolidated Financial Statements

NOTE  1  -  GENERAL

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

On January 20, 2000, e-Net entered into, and announced, definitive agreement to acquire all the issued and outstanding common stock of American Residential Funding, Inc. ("AMRES"), as well as Bravo Real Estate, Inc. and Residential Mortgage Corporation ("RMC") from EMB Corporation ("EMB"). RMC was not acquired by amendment to the definitive agreement on April 12, 2000 as discussed below. Bravo Real Estate, Inc. never commenced any form of operations since inception. As further discussed in Note 3, from February to March 2000, e-Net acquired Titus Real Estate, Inc., formerly Mystery Travel, Inc., ("Titus"), LoanNet Mortgage, Inc. ("LoanNet") and Expidoc.com, Inc. ("Expidoc").

On April 12, 2000, as amended, e-Net acquired AMRES and Bravo Real Estate, Inc. from EMB. AMRES is a Nevada corporation organized on March 13, 1998, for the purpose of originating and selling HUD-insured mortgages and conventional loans. E-Net, prior to a series of acquisitions in February and March 2000, was considered a blank-check company with limited operating history. The entities acquired in March and April 2000, represented less than 10% of revenues and less than 10% of tangible assets of AMRES. Such shareholders received less than 10% of e-Net common stock after the acquisitions. The original e-Net shareholders (holders on or about January 31, 2000) owned approximately 56% of the outstanding common stock. The AMRES selling shareholder, EMB, retained approximately 40% of the outstanding common stock immediately after the acquisition. In addition, certain former management of EMB and subsidiaries controlled the day-to-day operations of e-Net and AMRES. Accordingly, AMRES is considered the acquiror for financial reporting purposes (see Note 3).


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

Change  in  Reporting  Entity

The accompanying financial statements include the accounts of AMRES for the periods presented as a result of the reverse acquisition of AMRES on April 12, 2000. The operations of Titus, LoanNet and ExpiDoc are included in operations from the dates of acquisition (see Note 3).

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

Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held, pending sale, to interim and permanent investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The Company separately evaluates for impairment the estimated fair value of its commitments to lend. If impairment exists, the Company records a charge to earnings in the current period. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs, selling costs and any other adjustments. The Company defers net loan origination fees charged as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.


The Company sells its loans it originates, typically within 30 days of origination, rather than hold them for investment. The Company sells its loans to institutional loan buyers under [an existing contract]. The Company sells the servicing rights to its loans at the time it sells those loans. Typically, the Company sells the loans with limited recourse to it. This means that, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

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

Revenue  Recognition

Commissions generated from brokering loans are recognized at the date of close. Notary services related revenue is recognized when the services are performed. Also see accounting policy for loans held for sale.

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

Loss  Per  Common  Share

The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Due to the net losses incurred during the ten months ended April 30, 2000, the year ended April 30, 2001, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Weighted average shares outstanding were computed based on the 7,500,000 shares reflected as outstanding at the beginning of the periods presented as a result of the reverse acquisition, with the shares retained by e-Net, LoanNet, Titus, and Expidoc as issued on April 12, 2000, and outstanding for 19 days. This is, in effect, an exchange ratio method computing weighted average shares.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" ("SFAS 140") in September of 2000. SFAS 140 is a replacement of Statement of Financial Accounting
Standards No. 125 ("SFAS 125"), revising the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, SFAS 140 carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001, however, the disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS 140 is not expected to have a material impact on the results of operations or the financial position of the Company.


Also see Goodwill above for accounting pronouncements recently issued.

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

Management allocated the excess of the purchase price over the fair value of the assets acquired of $1.6 million to goodwill. New management of e-Net determined the value of the REIT management contract be included in goodwill since the estimated period to be benefited for both goodwill and the management contract is estimated to be ten years due to the limited operating history of Titus. Accordingly, such excess purchase price over net assets acquired have been combined and included in goodwill in the accompanying consolidated balance sheet. Refer to Note 4 for impairment of the goodwill totaling $1,155,057. The carrying value of goodwill at April 30, 2001 is $250,000.

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

On March 30, 2001, the Board of Directors of e-Net, none of whom were officers, directors or management of LoanNet, rescinded the acquisition of LoanNet due to misrepresentations by LoanNet's management, officers and directors. E-Net management demanded the return of the 250,000 shares issued, and attempted to deliver the shares of common stock it received in connection with the acquisition to the original selling shareholder, whom is also the preferred stockholder, the chief executive officer and director of LoanNet. Also, see Note
4. The 250,000 shares or the Company's common stock were not returned by the former LoanNet shareholders. The Company accounted for the rescission of the acquisition transaction by removing the assets and liabilities of LoanNet resulting in net liabilities totaling approximately $147,000, offset by the write-off of goodwill of approximately $1,985,000 (Note 4). The carrying value of the net assets acquired totaling approximately $1,838,000, were charged to operations in fiscal 2001.

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

American Residential Funding, Inc.

On April 12, 2000, e-Net closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the amended and restated purchase agreement, the e-Net issued 7.5 million shares of common stock to EMB, representing nearly 40% of the then issued and outstanding common stock of the Company, paid $1,595,000, and issued a promissory note in the initial amount of $2,405,000. AMRES and Bravo Real Estate became wholly owned subsidiaries of the Company. As discussed in Note 1, AMRES is the acquirer for financial reporting purposes. Since Bravo Real Estate had no operations or net assets, management determined that a nominal value of $1,000 be attributed to its name. The fair value attributable to the common stock retained by the shareholders of e-Net on April 12, 2000 was $3,838,000. The fair value of the net assets (liabilities) acquired by AMRES, by entity, in the consolidated Group of e-Net, at April 12, 2000, is as follows:

       e-Net (shell company)         $ (205,000)
       Titus                          1,568,000
       Loan Net                       2,295,000
       Expidoc                          280,000
                                     ----------
        Total                        $3,838,000
                                     ==========

The fair value of net assets acquired (net liabilities assumed) was originally determined by management on the dates of acquisitions by e-Net, subject to change for known events, through April 12, 2000, the date of reverse acquisition. The fair value ascribed for Titus, LoanNet and Expidoc was determined based on the consideration given by the Company in accordance with APB No. 16 (as discussed in the preceding paragraphs). Management determined that no change in fair value occurred from the dates of the acquisitions by e-Net in February and March 2000, through the date of the reverse acquisition on April 12, 2000 since the dates of acquisitions nothing came to the attention which cause management to reassess fair value. The fair value of e-Net, the non-operating public shell, was based on the net liabilities acquired by AMRES of e-Net, excluding those assets acquired in February and March 2000. Since e-Net, the non-operating company, had no operations which constitute a trade or business, no value was ascribed to goodwill.


Because the purchase was accounted for as a reverse acquisition, the $4.0 million in cash and notes issued to EMB were treated as a deemed distribution with a charge to retained earnings.

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

The Company originally acquired Titus, a REIT management company, to significantly increase the REIT assets by obtaining funding of up to $30 million. The Company's then chief executive was in negotiation for a commitment for the funding, however, no definitive commitment was obtained by management of Titus. Due to the passage of time and the lack of a firm commitment to raise capital to expand the operations of the REIT, management determined that an impairment of goodwill was appropriate. Management determined that any future significant cash flows would be generated through a sale of Titus.

Management estimated that the sale of Titus would net the Company at least $250,000, net of costs to sell. Management assessed the fair value of the management company and the REIT based on management's belief that an existing management company of an established REIT could be sold for $250,000, based on discussions with knowledgeable persons, as well as the costs to establish, to obtain required approvals in the state of California and to maintain a REIT. Accordingly, management determined an impairment of the net carrying value of goodwill and the expected net cash flows to be recovered.

NOTE  5  -  LOANS  HELD  FOR  SALE

The Company held five conventional uninsured mortgages totaling $357,350 as of April 30, 2001. These loans were originated by AMRES with various interest rates ranging from 7-13%, per annum, funded using, and collateralized by, the Company's warehouse credit line (Note 8) and were subsequently sold to investors within one month of balance sheet date.

NOTE  6  -  ADVANCES  TO  OFFICERS

As of April 30, 2001, the Company had amounts due from an officer of $50,000. This advance was repaid in May 2001.

NOTE  7  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  as  of  April  30, 2001:



Equipment                                   $   99,002
Furniture  and  fixtures                        55,353
                                              --------
                                               154,355
Less:  accumulated  depreciation               (64,370)
                                              --------

                                            $   89,985
                                             =========

During the ten months ended April 30, 2000, and the year ended April 30, 2001, depreciation expense totaled $31,826 and $32,319, respectively. Also, the Company impaired $64,139 of equipment as of April 30, 2001.

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

In connection with the acquisition of AMRES, the Company issued a note payable in the amount of $4,000,000, interest at 10% per annum to EMB. On April 12, 2000, the Company made a principal reduction of $1,595,000 on this note. During May 2000, the note was reduced to $1,055,000 through proceeds received from a private placement of the Company's common stock. Subsequent to April 30, 2001, all principal and interest except $103,000 was satisfied by settlement of certain EMB debts guaranteed by the Company totaling $424,766 through the issuance 3,000,000 shares of the Company's common stock and the settlement of an EMB debt to AMRES Holdings (former shareholder of AMRES prior to being acquired by EMB) totaling $485,446 (see Note 14). In connection with the settlement transaction, EMB expressly forgave principal and interest totaling approximately $200,000. The balance of $103,000 is due December 15, 2001 and has a mandatory conversion into the Company's common stock upon maturity at the option of the Company.

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
                                               ========

As of April 30, 2001, the Company was in default on certain capital lease obligations totaling approximately $91,000, which management is currently in negotiation to settle such amounts. There are no assurances that management will be successful in reaching a favorable settlement.

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

                 Year  End
                  April  30,

                    2002                   $    238,333
                    2003                        312,584
                    2004                        343,841
                    2005                        378,226
                    2006                         67,105
                                                -------
                                          $   1,340,089
                                             ==========

Investment  Banking  Agreement

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. The Company valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. As of April 30, 2001, the Company had a deferred compensation of $26,133 in connection with this agreement. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the common stock and to cancel the options to purchase 200,000 shares. These shares were not issued; however, management reflected such shares as issued and outstanding because of the legal obligation to issue the shares. Through August 7, 2001,the investment banker had rights to receive such shares by amendment amongst the parties. On August 7, 2001, the Company agreed to settle a dispute over the non-delivery of the 200,000 shares previously agreed upon in April 2000, in exchange for 1,500,000 of the Company's restricted common stock (see Note 14). No additional compensation charges will be incurred as a result of the final settlement since the historical financial statements reflect the value of the services rendered. During fiscal 2001, the Company charged operations by $313,600 for this service agreement.

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

Class  B  Mandatorily  Redeemable  Preferred  Stock

In  connection with the acquisition of Titus, the Company issued
100,000 shares of B Preferred. The note was converted into 1,000,000 shares of common stock on April 20, 2000, subject to certain cancellation provisions. See
Note  3  for  further  discussion  of  the  Company's  B  Preferred.

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

In connection with the reverse acquisition of AMRES, the shares totaling 10,779,937 retained by the shareholders of record on or about January 31, 2000, of e-Net are considered as issued acquire e-Net, the non-operating entity, in connection with the reverse acquisition of AMRES.


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

In April 2001, the Company issued 2,500,000 shares of restricted common stock to AMRES valued at $292,500 to capitalize AMRES based on the closing price of the Company's common stock on the date of issuance. The Company is required, as a loan broker, by the Department of Housing and Urban Development ("HUD") to maintain net capital of $250,000. E-Net issued the shares of common stock to AMRES to meet its HUD capital requirements. These shares were treated as an intercompany transaction and eliminated on the Company's consolidated financial statements.

In May 2000, in connection with the stock deferral plan that was effective in 1999, the Company issued to an employee 5,000 shares at the Company's common stock that were registered under an S-8 filing and recorded compensation expense at $3.38 per share for a total of $16,900. In July 2000 the Company issued additional shares totaling 3,630 shares of the Company's restricted stock and recorded compensation expense at $1.40 per share for a total of $5,097, a 10% discount for the restriction of the stock. In December, 2000, the Company issued additional shares totaling 38,059 shares of the Company's common stock that were registered and recorded compensation expense at $ 0.56 per share for a total of $21,313. Also, in April, 2001, the Company issued an additional 44,000 shares of the Company's common stock that were registered and recorded compensation expenses at $ $0.15 per share for a total of $6,600.


In June 2000, in connection with the stock bonus plan that was effective in 1999, the Company issued 60,000 shares of the Company's common stock that were registered and recorded compensation expense at $2.00 per share for a total of $120,000.

At various dates from May 2000 through April 30, 2001, the Company issued 2,863,591 shares of common stock, valued at $1,542,316 to various consultants. Consulting services performed during the year ended April 30, 2001 is summarized below:


                                             Year Ended April 30, 2001

                                              Costs             Shares
                                             Incurred           Issued


Financial and Internal
Accounting Services                         $300,512           630,500

Mergers Acquisitions Consulting              888,992           875,945

Bravo Realty Start-up Costs                  286,337           718,500

Information Technology Consulting             41,650            71,000

Legal Services                               338,425           567,646
                                  ------------------         ---------
Total                                     $1,855,916         2,863,591
                                  ==================         =========

Stock  Options  and  Warrants

On July 6, 1999, the Company executed stock purchase option agreements with five employees and two consultants. The agreements granted the individuals options to purchase a total of up to 475,000 shares of restricted common stock at a price of $1.50 per share. No options pursuant to these agreements were exercised. On January 7, 2000, the stock purchase option agreements dated July 6, 1999, were terminated upon the effectiveness of a stock bonus agreement with these individuals. Effective December 16, 1999, the Board of Directors adopted the 2000 Stock Compensation Program (the "2000 Plan"), which was later terminated. The 2000 Plan was composed of a Stock Bonus Plan ("Bonus Plan") and a Stock Deferral Plan ("Deferral Plan") and the maximum aggregate number of shares of common stock subject to the 2000 Plan was 1,000,000 shares. Under the Bonus Plan, shares of common stock could be granted to key employees and consultants as a bonus for performing duties essential to the growth of the Company. Under the Deferral Plan, participants could elect to defer up to one-third of their gross quarterly compensation and receive options to purchase shares of common stock at $1.00 per share. During the week after the close of the calendar quarter, participants must choose to convert the deferred amount into shares of common stock or receive cash. Eligible participants included all officers, employees, directors, consultants or advisors and independent contractors or agents of the Company or its subsidiaries. Prior to January 31, 2000, the Company granted options to purchase 162,336 shares of common stock. The options were vested and converted on the date granted. Prior management of e-Net granted to stock options to employees which are no longer employed with the Company because they were terminated upon the acquisition of AMRES. Any compensation expense recorded would have been charged to operations, as well as the pro forma effects, under the predecessor basis of accounting as a result of the reverse acquisition of AMRES. Since current management has not granted any employees stock option from April 12, 2000 through April 30, 2001, pro forma presentation is not considered appropriate by management. Management has reported common stock grants subsequent to April 12, 2000 at fair value as discussed in the preceding paragraph.


In April, 2000, as an additional consideration to the C preferred private placement, the Company issued warrants to purchase 151,351 shares of the Company's common stock at an initial exercise price of $6.73 per share. See note 11-Class C Convertible Preferred Stock for further discussion.


In May, 2000, as an additional consideration to a private placement, the Company issued warrants to purchase 333,334 shares of the Company's common stock at an initial exercise price of $3.00 per share. See note 11-Common Stock for further discussion.

Stock-option and warrant activity during the ten months ended April 30, 2000 and the year ended April 30, 2001, was as follows:



Options issued to employees and consultants:

                                                       Weighted        Weighted
                                         Range of      Average         Average
                                         Exercise      Exercise      Fair Value of
                              Options    Prices         Price       Options Granted
                             ---------  ------------  --------      ---------------


Outstanding, June 30, 1999.         -      -             -               -
 Granted. . . . . . . . . .   837,336    $0.13-1.50   $ 1.08           $2.34
 Canceled . . . . . . . . .  (675,000)   $0.13 1.50     1.50
 Exercised. . . . . . . . .  (162,336)    1.00          1.00
                             ---------
Outstanding, April 30, 2000         -    $  -       $     -
 Granted. . . . . . . . . .         -       -             -            $ -
 Canceled . . . . . . . . .         -       -             -
 Exercised. . . . . . . . .         -       -             -
                             ---------
Outstanding, April 30, 2001        -     $  -       $     -
                             =========

During the ten months ended April 30, 2000, the Company granted options to consultants to purchase a total of 163,054 shares of common stock that were valued using the fair value method; however, such amounts were reported under the previous reporting entity, e-Net, and are not included in the accompanying consolidated financial statements. In addition, see Note 10 for discussion of warrants to purchase 200,000 shares at $0.13 per share granted and canceled in fiscal 2000 resulting in deferred compensation. Assumptions used to value options and warrants in fiscal 2000 were a risk free interest rate of 6%, expected volatility of the Company's common stock of 100% and an expected life of 2 years.


Warrants issued in connection with private placements:

                                                       Weighted        Weighted
                                         Range of      Average         Average
                                         Exercise      Exercise      Fair Value of
                              Options    Prices         Price       Options Granted
                             ---------  ------------  --------      ---------------


Outstanding, June 30, 1999.         -      -             -               -
 Granted. . . . . . . . . .   151,351    $ 6.73       $ 6.73           $6.00
 Canceled . . . . . . . . .                   -            -              -
 Exercised. . . . . . . . .         -         -            -              -
                             ---------
Outstanding, April 30, 2000   151,351    $ 6.73       $ 6.73           $6.00
 Granted. . . . . . . . . .   333,334     $3.00       $ 3.00           $1.42
 Canceled . . . . . . . . .         -       -             -              -
 Exercised. . . . . . . . .         -       -             -              -
                             ---------
Outstanding, April 30, 2001   484,685   $3.00- 6.73   $ 4.16           $2.85
                             =========


The 484,685 warrants outstanding and exercisable at April 30, 2001, expire in April 2005 through May 2005.


NOTE  12  -  INCOME  TAXES

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

NOTE  14:  SUBSEQUENT  EVENTS

Global  Settlement  of  Debts

On June 26, 2001, e-Net entered into a settlement agreement with EMB Corporation ("EMB"), AMRES Holding LLC, Vincent Rinehart, and Williams de Broe, PLC (the "Global Settlement"). As part of the Global Settlement:

i) e-Net issued to EMB 1,500,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 7,500,000 shares of e-Net common stock already held by EMB. The shares issued were valued at $0.14 per share based on 10% discount from the closing price on the date of the agreement. The Company will record a settlement expense of $229,500 with regard to this issuance.

ii) e-Net issued to Williams de Broe ("WdB") 3,000,000 shares of restricted common stock valued at $459,000 as consideration for WdB's release of all claims against e-Net arising under the purported guarantee of EMB's obligation to WbD by e-Net. The parties agreed that the amount be credited as additional consideration to apply to the EMB notes payable.

iii) EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of e-Net as contemplated by the agreement.

iv)    EMB  assigns  its  rights  of a portion of e-Net's note payable totaling
$485,446  to  AMRES  Holdings  LLC,   owned by Vincent Rinehart. The note bears
interest at 10% per annum. This note is convertible into shares of common stock based on 80% of the closing stock price on the date of the conversion. The Company assigned a value of approximately $54,000 to the beneficial conversion feature imbedded in this note. The entire principal balance, together with accrued interest, shall be due and payable, in full, on December 15, 2002.

v) EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, interest at 10% per annum. The note has a mandatory conversion into the Company's common stock on December 15, 2001. The following reflects the reduction of the note payable to EMB as follows:

      Note payable                           $1,055,000
      Accrued interest                          160,856
                                              ---------
      Total due EMB prior to settlement       1,215,856
      Less:
       Value of 3,000,000 shares to WdB        (459,000)
       Payable to AMRES Holdings, LLC          (485,446)
       Debt and interest relief                (168,006)
                                              ---------
       Balance due EMB after settlement       $ 103,404
                                              =========

Bridge  Financing

On or about June 27, 2001, the Company entered into an agreement and related documents with Laguna Pacific Partners, LLP ("Laguna Pacific"). Under the terms of the agreements, in exchange for $200,000 received by the Company subject to additional advances totaling $25,000, from LagunaPacific, the Company:

i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, subject to additional advances totaling $25,000, bearing interest at the rate of 7% per annum, secured by all the assets of the Company, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market, and

ii) executed a warrant agreement which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The Company is required to allocate the proceeds received to the value the warrant and the bridge loan using the relative fair value method, and resulting warrant value is reflected as an increase in additional paid-in capital and a corresponding reduction (discount) to the face value of the note. Management established the fair value based on $225,000 in common stock, divided by the discount to market of 30% which the holder of the warrants receive when purchasing the shares of common stock, for a computed value of $321,428. The relative value of the warrant amounted to $132,345, and such amount is reflected as a discount to the note. The discount on the note will be amortized over the term of the note (March 27, 2002), using the effective interest method.

On June 26, 2001, in transactions related to the agreements with Laguna Pacific, the Company formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza"), which

i) executed a Bond Term Sheet with e-Net outlining the proposed terms of an offering to raise up to $5,000,000,

ii) entered into an employment agreement with an individual beginning thirty days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza or the completion of a NASDAQ Small Cap listing by e-Net. The employment agreement provides for a salary of $20,000 per month, payable only by Anza and specifically not guaranteed of e-Net. The employee will serve as Anza's Vice President and will be a director thereof. In connection with the employment agreement, e-Net executed a stock option agreement which entitled Ehrlich to acquire up to 2,000,000 shares of e-Net common stock at the closing price on the date of the options agreement, vesting equally over the 12 months following the date of the employment agreement, and exercisable only in the event Anza is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into equity of e-Net (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement). The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 10% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options when the contingencies are removed in accordance with APB No. 25.

iii) entered into a consulting agreement with an individual to provide services to Anza. The consulting agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning September 1, 2001, guaranteed by e-Net. In addition, e-Net executed a stock option agreement, which entitled the holder to acquire up to 1,000,000 shares of e-Net common stock on terms identical to those described above in ii) above. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 5% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options when the contingencies are removed in accordance with SFAS No. 123.

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

On August 7, 2001, the Company entered into a settlement agreement whereby, the Company was to issue a total of 1,500,000 shares of the Company's restricted common stock to settle a dispute over an amendment of an investing banking agreement entered into on May 27, 1999 (see Note 10).

As of April 30, 2001, the Company had a 10% note payable totaling $150,000. On July 2, 2001, the parties entered into a settlement agreement whereby the Company paid $43,280 of principal, issued 325,000 shares of common stock to reduce the note by $63,440, and will pay the remaining $43,280 over ten months beginning August 5, 2001, together with interest at 10% per annum.