Form 10QSB/A
period 2001-07-31
E-NET FINANCIAL COM CORP
filed 2002-02-27
CIK 926844

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C.  20549

                                  FIRST AMENDED
                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, Anza Capital, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended July 31, 2001, and was originally filed with the Commission on September 19, 2001. Effective on January 2, 2002, the Company changed its name from e-Net Financial.com Corporation to Anza Capital, Inc. References throughout this Quarterly Statement are accurate as of the date originally filed, and other than on the front page, references to the Company as e-Net Financial.com Corporation have been left as originally drafted. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                     July 31, 2001
                                                                     ---------------
ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $      431,487
 Accounts receivable, net of allowance for doubtful
accounts of $74,123 . . . . . . . . . . . . . . . . . . . . . . . .         598,752
 Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .       1,454,025
 Advances to employees. . . . . . . . . . . . . . . . . . . . . . .         110,000
 Prepaid and other current assets . . . . . . . . . . . . . . . . .          65,594
                                                                     ---------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . .       2,659,858

 Property and equipment, net of accumulated depreciation of $83,386          97,511
 Goodwill, net of accumulated amortization
          and impairments of $1,385,049 . . . . . . . . . . . . . .         425,247
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,807
                                                                     ---------------
                                                                     $    3,194,423
                                                                     ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $      500,363
 Warehouse line of credit . . . . . . . . . . . . . . . . . . . . .       1,414,762
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .         120,966
 Commissions payable. . . . . . . . . . . . . . . . . . . . . . . .         484,903
 Short term notes payable . . . . . . . . . . . . . . . . . . . . .         221,494
                                                                     ---------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . .       2,742,488

Convertible notes payable to related parties. . . . . . . . . . . .         531,627
Interest payable on notes to related parties. . . . . . . . . . . .           5,485
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           1,088
                                                                     ---------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       3,280,688
                                                                     ---------------

Stockholders' deficit:
 Class C convertible preferred stock, no par value;
liquidation value of $100.00 per share;
17,984 shares issued and outstanding. . . . . . . . . . . . . . . .       1,798,400
 Common stock, $0.001 par value; 100,000,000 shares
authorized; 32,509,884 issued and 29,759,884 outstanding. . . . . .          35,922
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . .      12,049,828
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .    (13,917,915 )
 Deferred stock compensation. . . . . . . . . . . . . . . . . . . .         (52,500)
                                                                     ---------------
Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .        ( 86,265)
                                                                     ---------------
                                                                     $     3,194,423
                                                                     ===============

                         E-NET FINANCIAL.COM CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Three            Three
                                                      Months Ended     Months Ended
                                                      July 31, 2000    July 31, 2001
                                                      ---------------  ---------------

Revenues:
   Broker commissions. . . . . . . . . . . . . . . .       2,269,590        4,880,634
   Other . . . . . . . . . . . . . . . . . . . . . .          96,372          165,396
                                                      ---------------  ---------------
                                                           2,365,962        5,046,030
                                                      ---------------  ---------------

Cost and expenses:
 Commissions . . . . . . . . . . . . . . . . . . . .       1,701,606        3,421,315
                                                      ---------------  ---------------

 Gross profit. . . . . . . . . . . . . . . . . . . .         664,356        1,624,715

Operating expenses:
 General and administrative. . . . . . . . . . . . .         971,632        1,377,910
 Consulting fees . . . . . . . . . . . . . . . . . .         519,290          410,795
 Non-recurring loss on settlements . . . . . . . . .               -           61,494
                                                      ---------------  ---------------
   Total costs and expenses. . . . . . . . . . . . .       1,490,922        1,850,199
                                                      ---------------  ---------------

 Operating loss. . . . . . . . . . . . . . . . . . .        (826,566)       ( 225,484)

Interest expense . . . . . . . . . . . . . . . . . .         (47,342)         (43,470)
Other income (expense), net. . . . . . . . . . . . .          73,755            6,432
                                                      ---------------  ---------------

   Net loss. . . . . . . . . . . . . . . . . . . . .  $     (800,153)  $     (262,522)
                                                      ===============  ===============

Basic and diluted net loss per share of common stock  $        (0.04)  $        (0.01)
                                                      ===============  ===============

Weighted average common shares outstanding . . . . .      20,418,454       26,414,775
                                                      ===============  ===============

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              Three Months     Three Months
                                                                              Ended            Ended
                                                                              July 31, 2000    July 31, 2001
                                                                              ---------------  ---------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (800,153)  $     (262,522)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation, and amortization of bridge loan issue costs . . . . . . . . .         154,205            5,001
 Non-recurring loss on settlements . . . . . . . . . . . . . . . . . . . . .               -           61,494
 Stock compensation to consultants . . . . . . . . . . . . . . . . . . . . .         228,620          320,473
 Amortization of discounts on loans. . . . . . . . . . . . . . . . . . . . .               -           14,108
 Amortization of deferred stock compensation . . . . . . . . . . . . . . . .               -           80,439
 Changes in operating assets and liabilities:
   Increase in accounts receivable, net. . . . . . . . . . . . . . . . . . .         (81,735)        (134,628)
   Increase in loans held for sale . . . . . . . . . . . . . . . . . . . . .               -      (1,096,675 )
   Decrease in other current assets. . . . . . . . . . . . . . . . . . . . .             802           18,510
   Increase in due from employees. . . . . . . . . . . . . . . . . . . . . .               -          (44,750)
   Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (103,457)         (23,776)
   Increase in commissions payable . . . . . . . . . . . . . . . . . . . . .               -          224,590
   Increase (decrease) accrued liabilities . . . . . . . . . . . . . . . . .         173,129          (85,056)
   Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . .          11,422                -
                                                                              ---------------  ---------------


 Net cash used in operating activities . . . . . . . . . . . . . . . . . . .        (417,167)        (922,792)
                                                                              ---------------  ---------------

Cash flows from investing activities:
 Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         (59,489)               -
 Acquisitions of property and equipment. . . . . . . . . . . . . . . . . . .         (11,227)         (12,527)
 Issuance (repayment) of note
   receivable to related party . . . . . . . . . . . . . . . . . . . . . . .          41,163                -
                                                                              ---------------  ---------------

 Net cash provided by (used in) investing activities . . . . . . . . . . . .         (29,553)         (12,527)
                                                                              ---------------  ---------------

Cash flows from financing activities:
 Payments on notes payable to related parties. . . . . . . . . . . . . . . .      (1,386,536)               -
 Proceeds from issuance of bridge loan . . . . . . . . . . . . . . . . . . .               -          200,000
 Advances from warehouse line of credit. . . . . . . . . . . . . . . . . . .               -        1,073,920
 Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . .       1,699,973                -
                                                                              ---------------  ---------------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . .         313,437        1,273,920
                                                                              ---------------  ---------------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . .        (133,283)         338,601
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .         285,583           92,886
                                                                              ---------------  ---------------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      152,300   $      431,487
                                                                              ===============  ===============


                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)




Non - cash financing activities:

 Debt reduction through the issuance of common stock . . . . . . . . . . . . .$            -   $      459,000
                                                                              ===============  ===============

   Warrants issued for bridge-loan issue costs . . . . . . . . . . . . . . . .             -          132,345
                                                                              ===============  ===============

 Conversion of C-Preferred to common stock . . . . . . . . . . . . . . . . . .             -          515,925
                                                                              ===============  ===============

Supplemental cash flow information:

Cash paid for interest and income taxes was not significant during the periods presented

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.   UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of July 31, 2001, for the three months ended July 31, 2001 and 2000 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2001, and the results of their operations and their cash flows for the three ended July 31, 2001 and 2000. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2002Also, in the opinion of management, all disclosures required on Form 10-QSB, were fully furnished with exception of the per segment information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related
Information" issued by the Financial Accounting Standards Board (FASB.) Management omitted this information since this information was not readily available and due to the lack of resources to compile this information.
However, management determined that the omission of this information is insignificant to the overall presentation of the Company's financial position and will provide this information only in the annual financial report in the Company's Form 10-KSB, as amended.

NOTE  2.  GLOBAL  SETTLEMENT

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

The  following  reflects  the  reduction  of the note payable to EMB as follows:

      Note payable                                         $1,055,000
      Accrued  interest                                       160,856
                                                           -----------
      Total  due  EMB  prior  to  settlement                1,215,856
      Less:
       Value  of  3,000,000  shares  to  WdB                 (459,000)
       Payable  to  AMRES  Holdings,  LLC                    (485,446)
       Debt  and interest relief                             (168,006)
                                                           -----------
       Balance  due  EMB  after  settlement                $  103,404
                                                             =========

The following reflects the portion of the non-recurring charge to operations associated with the Global Settlement:

Value  of  1,500,000  shares  to  EMB                      $  229,500
Debt  and interest relief                                    (168,006)
                                                            -----------
  Total  non-recurring  loss                               $  61,494
                                                             =========

NOTE  3.  BRIDGE  FINANCING

     On June 27, 2001, the Company entered into an Investment Agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $225,000 received by the Company from Laguna Pacific, the Company

     (i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all of the assets of the Company, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market. The purpose of this bridge financing was to finance the proposed start-up of Anza Properties and to provide working capital to the Company, and

     (ii) executed a Warrant Agreement which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The issuance of the warrant was negotiated between Laguna Pacific and e-Net. The Company is required to allocate the proceeds received to the value the warrant and the bridge loan using the relative fair value method and resulting warrant value is reflected as an increase in additional paid in capital and a corresponding reduction (discount) to the face value of the note. Management established the fair value based on $225,000 in common stock, divided by the discount to market of 30% which the holder of the warrants receive when purchasing the shares of common stock for a computed value of $321,428. The relative value of the warrant amounted to $132,345, and such amount is reflected as a discount to the note. The discount on the note will be amortized over the term of the note (March 27, 2002) using the effective interest method.

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

     (ii) entered into an Employment Agreement with Thomas Ehrlich beginning thirty days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza or the completion of a NASDAQ Small Cap listing by e-Net. The Employment Agreement provides for a salary of $20,000 per month, payable only by Anza and specifically not guaranteed of e-Net. Mr. Ehrlich will serve as Anza's Vice President and will be a director thereof. In connection with the Employment Agreement, e-Net executed a Stock Option Agreement which entitled Ehrlich to acquire up to 2,000,000 shares of e-Net common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into equity of e-Net (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement). The options are subject in an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 10% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options when the contingencies are removed.

     (iii) entered into a Consulting Agreement with Lawrence W. Horwitz to provide legal services to Anza. The Consulting Agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning September 1, 2001, guaranteed by e-Net. In addition, e-Net executed a Stock Option Agreement which entitled Horwitz to acquire up to 1,000,000 shares of e-Net common stock on terms identical to those of Ehrlich, described above. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 5% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options when the contingencies are removed in accordance with SFAS No. 123.

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



                                                                          Three Months Ended
                                                                          July 31, 2001
                                                              Costs                           Shares
                                                              Incurred                        Issued

Financial and Internal Accounting Services                    $75,750                         450,000

Mergers Acquisitions Consulting. . . . . .                    191,000                       1,125,000

Bravorealty Start-up Costs . . . . . . . .                    105,000                         700,000

Information Technology Consulting. . . . .                     14,000                         100,000

Legal Services                                                  4,750                          25,000
                                                            ----------                      -----------
                                            Total          $  390,500                       2,400,000
                                                            ==========                      ===========



Amortization of deferred compensation arrangements was $52,500 during the three months ended July 31, 2001.

Refer to Notes 2 and 3 for discussion of transactions affecting stockholders' equity (deficit).

NOTE  5.  EMPLOYMENT  AGREEMENT

On June 1, 2001, e-Net entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, the Company is to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart was granted options to acquire 2,500,000 shares of e-Net common stock at per share, which shall vest monthly over a three- year period. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can own more than 20% of the issued and outstanding common stock in the event of a reverse stock split. The options are exercisable at the fair market value at the date of the grant of $0.08 per share. Using the variable method in accordance with Accounting Principles Board Opinion No. 25, no expense was recognized from the issuance of the options.

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

The Company meets the criteria for early adoption of Statement 142, and has elected early adoption of the statement during the first quarter of 2001 with no material effect on our financial condition and results of operations based on the requirements of Statement 142. See Note 7 for further discussion.

NOTE  7  GOODWILL  -  ADOPTION  OF  STATEMENT  142

The Company has elected early adoption of SFAS No.142. Accordingly, the Company has stopped amortization of goodwill effective May 1, 2001. However, goodwill amortization continues to be presented in the three months ended July 31, 2000, statement of operations. Had the provision of SFAS No. 142 been applied for the three months ended July 31, 2000, the Company's net income and net income per share would have been as follows:



                                   For  the  three  months  ended
                                            July  31,
                                       2000             2001
                                  ______________________________________


Reported  net  income  (loss)       (800,153)        (262,522)


Add back: Goodwill amortization.     144,186                -
                                  ------------     ------------


Adjusted  net  income  (loss)       (655,967)        (262,522)
                                  ============     ============


Basic  earnings  per  share:
Reported  net  income  (loss)          (0.04)           (0.01)
                                  ============     ============
Goodwill  amortization                 0.007                -
                                  ============     ============
Adjusted  net  income                  (0.03)           (0.01)
                                  ============     ============



There was no goodwill amortization recognized in the first three months of fiscal 2002 and, as of July 31, 2001, net goodwill was $250,000 for Titus Real Estate, Inc., and $175,247 for Expidoc.Com, Inc. The net goodwill balance as of July 31, 2001 remains unchanged from the April 30, 2001, balance. There were no intangible assets recorded for the Company as of July 31, 2001.

Management assessed the value of Titus during the fourth quarter of fiscal year 2001 based on a liquidation or residual value of the enterprise, and they recorded an impairment at that time. In contemplating the adoption of SFAS No. 142, management assessed the intangible assets of Expidoc. At May 1, 2001, the date of adoption, management believed that the primary intangible asset of Expidoc was goodwill. Because of the relative immateriality of the carrying value of the Expidoc goodwill, management did not believe that an appraisal was necessary to determine what amount, if any, should be allocated to intangible assets with definite lives. Management believes the enterprise value of Expidoc exceeds the carrying value of goodwill.

NOTE  8.  SUBSEQUENT  EVENTS

INVESTMENT  BANKING  AGREEMENT

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. The Company valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the Common Stock and to cancel the options to purchase 200,000 shares. As of July 31, 2001, entire value of this contract had been amortized. These shares were not issued due to delays caused by the Company; however, through August 7, 2001, the investment banker had rights to receive such shares by amendment amongst the parties. Accordingly, such shares are included in the outstanding shares at July 31, 2001. On August 7, 2001, the Company agreed to settle a dispute over the terms of the amendment in by canceling the 200,000 shares in exchange for 1,500,000 of the Company's restricted common stock. The Company valued the additional 1,300,000 shares at $0.17 and will charge operations by $221,000 for this non-recurring loss on settlement during the three mont.

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

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
OVERVIEW

     The Company is an independent financial services company, who's primary source of revenue is AMRES, a wholly owned subsidiary. AMRES offers loan originators a "net-branch" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 40 states. They maintain a web site, www.amres.net, which contains detailed information on AMRES. Currently over 180
  -----------
net-branches are operating, in addition to four Corporate owned branches in four counties in Southern California. Further rapid growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources. During the three months ended July 31, 2001, AMRES generated operating income in excess of $300,000.

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

REVENUES

     Revenues increased by $2,680,068, or 113%, to $5,046,030 for the year three months ended July 31, 2001, compared to $2,365,962 for the three months ended July 31, 2000. The growth in revenues is primarily attributable to the expansion and growth of AMRES through the brokering of loans. AMRES accounted for greater than 95% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last several months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

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

Costs  and  Expenses

     Commissions are paid to loan agents on funded loans. Commissions increased by $1,719,709 or 101.1%, for the three months ended July 31, 2001, to $3,421,315 from $1,701,606 for the three months ended July 31, 2000. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 3.9%, to 68.0% compared to 71.9% for the three months ended July 31, 2001 and the three months ended July 31, 2000, respectively. This decrease is attributable to the Company leveraging its increased revenues as the Company earns a higher commission split (compared to the loan agent) once certain revenue targets are reached.

General  and  Administrative  Expenses

     General and administrative expenses totaled $1,377,910 for the three months ended July 31, 2001, compared to $971,632 for the three months ended July 31, 2000. This increase of $406,278 can be primarily attributed to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion. Effective in the first quarter of fiscal 2001, the Company had implemented significant cost reductions to reduce its administrative expenses at its corporate offices.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the three months ended July 31, 2001. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $145,000 for the three months ended July 31, 2000.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended July 31, 2001, costs paid in the form of common stock to outside consultants totaled approximately $410,795, representing 2,400,000 shares of common stock. For the three months ended July 31, 2000, costs paid in the form of common stock issued to outside consultants totaled $519,290. The stock issued in connection with Bravorealty was reported as deferred compensation and $52,500 was expensed during the three months ended July 31, 2001.

Interest  Expense

     Interest expense was $43,470 for the three months ending July 31, 2001, compared to $47,342 for the three months ended July 31, 2000.

Net  Losses

     The Company's net losses for the three months ending July 31, 2001 and 2000 were ($262,522), and ($800,153), or ($0.01) and ($0.04) per share respectively.
During the most recent three-month period, the non-cash expense component of the Company's net loss was significant. For the three months ending July 31, 2001, non-cash expense relating to common stock issued to consultants, for interest and for non-recurring settlements amounted to $390,500, $35,714 and $61,494, respectively. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to reduce its net losses in the future, and possibly achieve profitability.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

     Net cash used in operating activities was $922,792 and $417,167 for the three months ending July 31, 2001 and 2000, respectively. For both periods, the Company incurred net losses from operations. Significant non-cash expenses impacting the loss from operations for the period ending July 31, 2001 related to stock compensation paid to outside consultants and employees in the amount of $400,912. Increase in loans held for sale of $1,096,675 was also a significant contributor to the cash used in operating activities for the three months ending July 31, 2001.

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

     The Company generated cash flows from a bridge financing in the amount of $200,000. The Company was required to issue warrants to purchase 225,000 shares of common stock for $1.00, the exercise price of which is based on a 30% discount from the closing bid price on the date of exercise. The total value of the warrants amounted to $132,345 based on the relative fair value of the warrants to the proceeds from the financing. The value is treated as a discount to the carrying value the debt which is being amortized over the nine-month term of the note using the effective interest method. The Company plans to repay the note from proceeds generated from an offering of securities by Anza. In the event the capital from the Anza is not received, management intends to repay the note from cash on hand, or cash flows generated from operations, if any.

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

     The Company's stockholders deficit has been significantly reduced from $1,184,382 to $86,265 primarily due to the issuance of common stock in relief of debt.

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

     Our Interim financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations and has excess current liabilities over current assets totaling approximately $82,630, it may require financing to meet its cash requirements. Our auditors included an explanatory paragraph in their annual report raising substantial doubt about its ability to continue as a going concern. However, during the three months ended July 31, 2001, the Company executed relief from certain obligations by settlement of its creditors. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

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

OTHER  CHANGES  IN  SECURITIES

     On June 13, 2001, the Company issued 400,000 shares of common stock to Karen Conway in settlement of a contractual dispute related to legal expensesThe issuance was valued at $0.14 per share. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

     On July 2, 2001, the Company issued 325,000 shares of common stock to James Gonzales in settlement of a contractual dispute related to services rendered. The issuance was valued at $0.18 per share. We had not previously accounted for the dispute as a contingency. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

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