Form 10QSB/A
period 2001-10-31
E-NET FINANCIAL COM CORP
filed 2002-02-27
CIK 926844

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 14, 2001, there were 38,376,547 shares of common stock issued and outstanding.

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, Anza Capital, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended October 31, 2001, and was originally filed with the Commission on December 17, 2001. Effective on January 2, 2002, the Company changed its name from e-Net Financial.com Corporation to Anza Capital, Inc. References throughout this Quarterly Statement are accurate as of the date originally filed, and other than on the front page, references to the Company as e-Net Financial.com Corporation have been left as originally drafted. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                     October 31, 2001
                                                                     ------------------
ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $         587,306
 Accounts receivable, net of allowance for doubtful
accounts of $74,123 . . . . . . . . . . . . . . . . . . . . . . . .            602,810
 Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .            439,924
 Advances to employees. . . . . . . . . . . . . . . . . . . . . . .            185,000
 Prepaid and other current assets . . . . . . . . . . . . . . . . .             95,999
                                                                     ------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . .          1,910,539

 Property and equipment, net of accumulated depreciation of $83,386            104,151
 Goodwill, net of accumulated amortization
          and impairments of $1,385,049 . . . . . . . . . . . . . .            425,247
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,807
                                                                     ------------------
                                                                     $       2,451,244
                                                                     ==================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $         449,539
 Warehouse line of credit . . . . . . . . . . . . . . . . . . . . .            441,308
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .            149,720
 Commissions payable. . . . . . . . . . . . . . . . . . . . . . . .            730,090
 Short term notes payable . . . . . . . . . . . . . . . . . . . . .            177,118
                                                                     ------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . .          1,947,775

Convertible notes payable to related parties. . . . . . . . . . . .            541,211
Interest payable on notes to related parties. . . . . . . . . . . .             24,095
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              1,088
                                                                     ------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          2,514,169
                                                                     ------------------

Stockholders' deficit:
 Class C convertible preferred stock, no par value;
liquidation value of $100.00 per share;
17,984 shares issued and outstanding. . . . . . . . . . . . . . . .          1,798,400
 Common stock, $0.001 par value; 100,000,000 shares
authorized; _38,326,547 issued and  outstanding . . . . . . . . . .             38,327
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . .         12,409,123
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .       ( 14,252,775)
 Deferred stock compensation. . . . . . . . . . . . . . . . . . . .            (56,000)
                                                                     ------------------
Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .           ( 62,925)
                                                                     ------------------
                                                                     $       2,451,244
                                                                     ==================

                         E-NET FINANCIAL.COM CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS










                                                  Three months        Three months          Six months           Six months
                                                    ended               ended                ended                 ended
                                                  October 31,         October 31,          October 31,           October 31,
                                                     2001                2000                 2001                  2000
                                                -------------        ------------         -------------         -----------
REVENUES
   Broker commissions                           $  5,798,285         $ 2,575,247         $ 10,985,952           $ 4,844,837
   Other                                             174,919              41,733              340,315               138,105
                                                  ----------           ----------          -----------            ----------
                                                   5,973,204           2,616,980           11,326,267             4,982,942
                                                  ----------           ----------          -----------            ----------

Cost and expenses
   Commissions                                     3,143,056           1,662,345            5,995,586             3,363,951
                                                  ----------            ---------            ---------            ----------
   Gross profit                                    2,830,148             954,635            5,330,681             1,618,991
                                                  ----------            ---------            ---------            ----------

General and administrative                         2,800,614           1,139,152            5,121,381             2,564,288
Consulting fees                                      137,200                   -              547,995                     -
Non-recurring loss on settlements                    221,000                   -              282,494                     -
                                                  ----------            --------             ---------             ---------
   Total costs and expenses                        3,158,814           1,139,152            5,885,104             2,564,288

   Operating income (loss)                          (328,666)           (184,517)            (554,423)             (945,297)

Goodwill                                                   -            (144,186)                   -              (288,372)

Interest expense                                     (79,720)            (61,406)            (122,355)             (108,748)
Other income (expense), net                           17,343              14,620               23,212                88,375
                                                 -----------           ---------            ---------            ----------

   Net loss before extraordinary item                                   (375,489)            (653,566)           (1,254,042)

   Extraordinary item, gain on settlement or debt     56,185                   -               56,185                     -

   Net income (loss)                             $  (334,858)          $ (375,489)         $ (597,381)         $ (1,254,042)
                                                 ===========           ==========           =========            ===========

Basic and diluted net loss per share of
common stock, before extraordinary item          $     (0.01)          $    (0.02)         $    (0.02)         $      (0.06)
Extraordinary item                                      -                    -                   -                     -
Basic and diluted net loss per share
of common stock                                        (0.01)               (0.02)              (0.02)                (0.06)

Weighted average common shares outstanding        37,774,349           21,821,568          32,901,648            21,614,969
                                                 ===========           ===========         ==========            ===========

                 E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              Six Months      Six Months
                                                                              Ended           Ended
                                                                              Oct 31, 2001    Oct 31, 2000
                                                                              --------------  --------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   ( 597,381)  $  (1,254,042)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .          5,001         374,751
 Non-recurring loss on settlements . . . . . . . . . . . . . . . . . . . . .        282,494               -
   Extraordinary gain from settlement of capital leases. . . . . . . . . . .        (56,185)              -
 Stock compensation to consultants . . . . . . . . . . . . . . . . . . . . .        405,173         386,728
 Amortization of discounts on loans. . . . . . . . . . . . . . . . . . . . .         59,261               -
 Amortization of deferred stock compensation . . . . . . . . . . . . . . . .        131,133         156,800
 Changes in operating assets and liabilities:
   Increase in accounts receivable, net. . . . . . . . . . . . . . . . . . .       (138,687)       (115,303)
   Increase in loans held for sale . . . . . . . . . . . . . . . . . . . . .       ( 82,575)              -
   Increase in other current assets. . . . . . . . . . . . . . . . . . . . .        (10,895)        (89,441)
   Increase in due from employees. . . . . . . . . . . . . . . . . . . . . .       (119,750)              -
   Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (85,753)        (64,044)
   Increase in commissions payable . . . . . . . . . . . . . . . . . . . . .        469,777           9,161
   (Decrease) increase in accrued liabilities. . . . . . . . . . . . . . . .        (56,301)        235,764
   Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . .         18,610          11,422
                                                                                 --------------  --------------

 Net cash provided by (used in) operating activities . . . . . . . . . . . .        223,922        (348,204)
                                                                              --------------  --------------

Cash flows from investing activities:
 Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .              -          39,000
 Acquisitions of property and equipment. . . . . . . . . . . . . . . . . . .        (19,167)        (11,991)
                                                                                          -               -
                                                                              --------------  --------------

 Net cash provided by (used in) investing activities . . . . . . . . . . . .        (19,167)         27,009
                                                                              --------------  --------------

Cash flows from financing activities:
 (Payments on) Proceeds from notes payable to related parties, net . . . . .              -      (1,236,536)
 Proceeds from issuance of bridge loan . . . . . . . . . . . . . . . . . . .        225,000               -
   Payments on capital lease obligations . . . . . . . . . . . . . . . . . .        (35,800)              -
 Advances from warehouse line of credit. . . . . . . . . . . . . . . . . . .        100,466               -
 Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . .              -       1,699,973
                                                                              --------------  --------------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . .        289,666         463,437
                                                                              --------------  --------------

Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .        494,421         142,242
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .         92,886         285,583
                                                                              --------------  --------------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     587,307   $     427,825
                                                                              ==============  ==============


                       E-NET  FINANCIAL.COM  CORPORATION  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CON'T)




Non - cash financing activities:

 Debt reduction through the issuance of common stock . . . . . . . . . . . . .$           -   $     801,675
                                                                              ==============  ==============

    Warrants issued for bridge-loan issue costs. . . . . . . . . . . . . . . .            -   $     321,428
                                                                              ==============  ==============

 Conversion of C-Preferred to common stock . . . . . . . . . . . . . . . . . .            -   $     515,925
                                                                              ==============  ==============

Supplemental cash flow information:

Cash paid for interest and income taxes was not significant during the periods presented

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.   UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of October 31, 2001, for the three and six months ended October 31, 2001 and 2000 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 2001, and the results of their operations and their cash flows for the three and six months ended October 31, 2001 and 2000. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2002. Also, in the opinion of management, all disclosures required on Form 10-QSB, were fully furnished with exception of the per segment information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" issued by the Financial Accounting Standards Board (FASB.) Management omitted this information since this information was not readily available and due to the lack of resources to compile this information. However, management determined that the omission of this information is insignificant to the overall presentation of the Company's financial position and will provide this information only in the annual financial report in the Company's Form 10-KSB.

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
       Debt  and  interest relief                                 (168,006)
                                                                -----------
       Balance  due  EMB  after  settlement                     $  103,404
                                                                  =========

The following reflects the non-recurring charge to operations associated with the Global Settlement:

Value  of  1,500,000  shares to EMB                  $ 229,500
Debt  and  interest  relief                           (168,006)
                                                     -----------
  Total  non-recurring  loss                         $  61,494
                                                      =========

NOTE  3.  BRIDGE  FINANCING

     On June 27, 2001, the Company entered into an Investment Agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $225,000 received by the Company from Laguna Pacific, the Company

     (i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all of the assets of the Company, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market. The purpose of this bridge financing was to finance the proposed start-up of Anza Properties and to provide working capital to the Company, and

     (ii) executed a Warrant Agreement which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The issuance of the warrant was negotiated between Laguna Pacific and e-Net. The Company is required to allocate the proceeds received to the value the warrant and the bridge loan using the relative value method and resulting warrant value is reflected as an increase in additional paid-in capital and corresponding reduction (discount) to the face value of the note. Management established the fair value based on $225,000 in common stock, divided by the discount to market of 30% which the holder of the warrants receive when purchasing the shares of common stock for a computed value of $321,428. The relative value of the warrant amounted to $132,345, and such amount is reflected as a discount to the note. The discount on the note will be amortized over the term of the note (March 27, 2002) using the effective interest method.

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

NOTE  4.  STOCKHOLDERS'  EQUITY  (DEFICIT)

From time to time, the Company's board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing price of the securities on the date the directors approve such issuance. In the event the Company issues common stock subject to transferability restrictions under Rule 144a of the Exchange Act of 1933, the Company discounts the closing prices by 10% to value its common stock transactions.

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



                                                                      Period Ending October 31, 2001
                                                              --------------------------------------------
                                                              Three Months                   Six Months
                                                              --------------------------------------------
                                                              Costs       Shares      Costs        Shares
                                                              Incurred    Issued      Incurred     Issued


Financial and Internal Accounting Services                   $      -           -  $   75,750      450,000

Mergers Acquisitions Consulting. . . . . .                     51,000     450,000     242,000    1,575,000

Bravorealty Start-up Costs . . . . . . . .                     56,000     400,000     161,000    1,100,000

Information Technology Consulting. . . . .                          -           -      14,000      100,000

Legal Services                                                 33,700     250,000      38,450      275,000

                                                    Total    $140,700   1,100,000  $  531,200    3,500,000

Amortization of deferred compensation arrangements was $52,500 and $106,000 during the three and six months ended October 31, 2001, respectively.

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

The Company meets the criteria for early adoption of Statement 142, and has elected early adoption of the statement during the first quarter of 2001 with no material effect on the Company's financial condition and results of operations based on the requirements of Statement 142. See Note 9 for further discussion.

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

NOTE  7.  INVESTMENT  BANKING  AGREEMENT

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. The Company valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. As of July 31, 2001, entire value of this contract had been amortized. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the Common Stock and to cancel the options to purchase 200,000 shares. On August 7, 2001, the Company agreed to settle a dispute over the terms of the amendment by canceling the 200,000 shares in exchange for 1,500,000 of the Company's restricted common stock. The Company valued the additional 1,300,000 shares at $0.17 each and charged operations a total of $221,000 for non-recurring loss on settlement.

NOTE  8   EXTRAORDINARY  ITEM

SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", specifies that material debt extinguishment gains and losses be classified as extraordinary items. During the three months ended October 20, 2001, the Company had capital lease obligations in default totaling $91,985 that were settled for $35,800. The remaining balance was recognized as an extraordinary gain of $56,185. The Company used cash from operations to satisfy these settlements.

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

                                                For the three months ended     For the six months ended
                                                      October  31,                   October  31,
                                                2001                  2000     2001                2000
                                                _______________________________________________________


Reported net  income  (loss)                    (334,858)        (375,489)     (597,381)     (1,254,042)

Add  back: Goodwill amortization                       -          144,186             -         288,372
                                               ----------      -----------     ----------    -----------

Adjusted  net  income  (loss)                   (334,858)        (231,303)     (597,381)       (965,670)
                                               ==========      ===========     ==========    ============

Basic  earnings  per  share:
Reported  net  income (loss)                      (0.009)          (0.017)       (0.018)         (0.058)
                                               ==========      ===========     ==========    ============
Goodwill  amortization                                 -            0.006             -           0.013
                                               ==========      ===========     ==========    ============
Adjusted  net  income                             (0.009)          (0.011)       (0.018)         (0.045)
                                               ==========      ===========     ==========    ============


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

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
OVERVIEW

     The Company is an independent financial services company, whose primary source of revenue is American Residential Funding "AMRES", a wholly owned subsidiary. AMRES offers loan originators a "net-branch" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 40 states. They maintain a web site, www.amres.net, which contains detailed information on
                           -------------
AMRES, as well as provides Net Branches with various corporate services. Currently over 200 net-branches nationwide are operating, in addition to four Corporate owned branches in four counties in Southern California. Further rapid growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources. During the three months ended October 31, 2001, AMRES generated operating income in excess of $160,000.

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

     ANZA Properties was established in July 2001, for the purpose of raising investor funds from accredited investors, for the initial purpose of purchasing Income Producing Real Estate. It will be the intention of the Company to convert these investors, whom originally invested in ANZA bonds, into the Company's equity. The ultimate goal, if obtained, is to list the Company on a National Market System, such as the NASDAQ (see Note 2). Anza is in the development stage. The Company has incurred approximately $100,000 of expenses in connection with the establishment of Anza.

Results  of  Operations

     For the three and six month periods ended October 31, 2001, the Company reported net losses of ($334,858) and ($597,381) respectively. For both periods, the Company had significant non-cash expenses relating to stock issued to consultants and amortization of warrants issued as part of the bridge loan financing. In addition, the tragedy of Sept. 11 virtually stopped loan production for a week, significantly reducing income for that period. As these costs are expected to reduce in future periods, the Company remains positive about its ability to obtain profitability in the near future.

Three Months Ended October 31, 2001 Compared To The Three Months Ended October 31, 2000

REVENUES

     Revenues increased to $5,973,204 for the three months ended October 31, 2001, compared to $2,616,980 for the three months ended October 31, 2000. The growth in revenues is primarily attributable to the expansion and growth of AMRES through the brokering of loans. AMRES accounted for greater than 95% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last several months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

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

     Revenues for Expidoc increased slightly to $116,110 for the three months ended October 31, 2001 compared to $72,543 for the three months ended October 31, 2000. The increase is primarily a result of Expidoc refocusing its market strategy to secure higher volume customers as compared to many low-volume customers. This change in focus is evidenced by the addition of such customers as Ditech.com.

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

Costs  and  Expenses

     Commissions are paid to loan agents on funded loans. Commissions increased by $1,480,711 or 89.1%, for the three months ended October 31, 2001, to $3,143,056 from $1,662,345 for the three months ended October 31, 2000. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 10.9%, to 52.6% compared to 63.5% for the three months ended October 31, 2001 and the three months ended October 31, 2000, respectively. This decrease is attributable to the Company leveraging its increased revenues as the Company earns a higher commission split (compared to the loan agent) once certain revenue targets are reached.

General  and  Administrative  Expenses

     General and administrative expenses totaled $2,800,614 for the three months ended October 31, 2001, compared to $1,139,152 for the three months ended October 31, 2000. This increase of $1,661,462 can be primarily attributed to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion. Effective in the first quarter of fiscal 2001, the Company had implemented significant cost reductions to reduce its administrative expenses at its corporate offices.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the three months ended October 31, 2001. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $145,000 for the three months ended October 31, 2000.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended October 31, 2001, costs paid in the form of common stock to outside consultants totaled approximately $137,200, representing 1,100,000 shares of common stock. For the three months ended October 31, 2000, costs paid in the form of common stock issued to outside consultants totaled $547,995. The stock issued in connection with Bravorealty was reported as deferred compensation and $52,500 was expensed during the three months ended October 31, 2001. Management expects a reduction in the use of stock for this purpose in the future.

Interest  Expense

     Interest expense was $79,720 for the three months ending October 31, 2001, compared to $61,406 for the three months ended October 31, 2000. This increase is primarily related to the amortization of three month's interest expense in the amount of $35,569 related to options issued as part of the bridge loan financing with Laguna Pacific Partners, LLP.

Extraordinary  Item

     During, the three months ended October 31, 2001, the Company settled certain lease obligations and recorded a gain on the settlement of debt in the amount of 56,185.

Net  Income  (Loss)

     The Company's net loss for the three months ending October 31, 2001 was ($334,858), or ($0.01) per share compared to a net loss of ($375,489), or ($0.02) per share for the three months ended October 31, 2000. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to achieve profitability in future quarters.

Six Months Ended October 31, 2001 Compared To The Six Months Ended October 31, 2000

REVENUES

     Revenues increased by $6,343,325, or 127.3%, to $11,326,267 for the six months ended October 31, 2001, compared to $4,982,942 for the six months ended October 31, 2000. This increase is again the result of the growth and expansion of AMRES, primarily the Net Branch program.

     Revenues for Expidoc increased slightly to $172,927 for the six months ended October 31, 2001 compared to $72,543 for the six months ended October 31, 2000. The increase in volume is a result of Expidoc adding such names as Ditech.com to their customer list.

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

Costs  and  Expenses

     Commissions are paid to loan agents on funded loans. Commissions increased by $2,631,635 or 78.2%, for the six months ended October 31, 2001, to $5,995,586 from $3,363,951 for the six months ended October 31, 2000. The primary reason for the increase in commissions is the increase in revenue as discussed above. Proportionally, total commissions as a percentage of revenue decrease as revenues increase due to the Company earning a higher commission split (compared to the loan agent) once certain revenue targets are meet.

General  and  Administrative  Expenses

     General and administrative expenses totaled $5,121,381 for the six months ended October 31, 2001, compared to $2,564,288 for the six months ended October 31, 2000. The increase in general and administrative expense is a result of the continued rapid growth and expansion of the operating subsidiaries. The Company does expect that general and administrative costs will begin to level out, compared to the growth in revenue, as the company continues to leverage its fixed costs.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the six months ended October 31, 2001. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $290,000 for the six months ended October 31, 2000.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the six months ended October 31, 2001, costs paid in the form of common stock to outside consultants totaled approximately $547,995 representing 3,500,000 shares of common stock. For the six months ended October 31, 2000, costs paid in the form of common stock issued to outside consultants totaled $519,290. The stock issued in connection with Bravorealty was reported as deferred compensation and $105,000 was expensed during the six months ended October 31, 2001

Interest  Expense

     Interest expense was $122,355 for the six months ending October 31, 2001, compared to $108,748 for the six months ended October 31, 2000. This increase is primarily related to the amortization of four month's interest expense in the amount of $46,219related to options issued as part of the bridge loan financing with Laguna Pacific Partners, LLP.

Net  Losses

     The Company's net losses for the six months ending October 31, 2001 and 2000 were ($597,381), and ($1,254,042), or ($0.018) and ($0.06) per share respectively. During the most recent six-month period, the non-cash expense component of the Company's net loss was significant. For the six months ending October 31, 2001, non-cash expense relating to common stock issued to consultants, for interest and for non-recurring settlements amounted to $547,995, $122,355 and $282,494, respectively. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to reduce its net losses in the future, and possibly achieve profitability.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

     Net cash provided by (used in) operating activities was $223,922 and ($348,204) for the six months ending October 31, 2001 and 2000, respectively. Net loss decreased significantly between the periods to ($597,381) for the period ending October 31, 2001 compared to a net loss of ($1,254,042) for the period ending October 31, 2000. Non-cash expenses relating to the issuance of stock for services, depreciation and amortization totaled $823,801 and $918,279 for the six months ended October 31, 2001 and 2000, respectively.

     Net cash from investing activities was ($19,167) and $27,009 for the six months- ended October 31, 2001and 2000, respectively. There were no individually significant sources or uses of funds from investing activities for either period presented.


     Net cash provided by financing activities was $289,666 and $463,437 for the periods ending October 31, 2001 and October 31, 2000 respectively. Cash provided by financing for the period ended October 31, 2000 relates primarily to net proceeds received from private placements of the Company's stock, reduced by payments made on the Company's note payable to EMB corporation related to the acquisition of AMRES. Cash provided by financing for the period ended October 31, 2001 relates primarily to advances on the Company's warehouse line of credit in the amount of $100,466 associated with its mortgage banking operations and to the proceeds from the issuance of the bridge loan. The warehouse line of credit is secured by first and second trust deed mortgages.

     The Company generated cash flows from a bridge financing in the amount of $225,000. The Company was required to issue warrants to purchase 225,000 shares of common stock for $1.00, the exercise price of which is based on a 30% discount from the closing bid price on the date of exercise. The total value of the warrants amounted to $132,345 based on the relative fair value of the warrants to the proceeds from the financing. The value is treated as a discount to the carrying value the debt which is being amortized over the nine-month term of the note using the effective interest method. The Company plans to repay the note from proceeds generated from an offering of securities by Anza. In the event the capital from the Anza is not received, management intends to repay the note from cash on hand, or cash flows generated from operations, if any.

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

     The Company's stockholders deficit has been significantly reduced from $1,184,382 to $69,925 primarily due to the issuance of common stock in relief of debt.

     Management is pleased with the current direction and financial improvement of the Company. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. BravoRealty is performing as projected, requiring budgeted initial investment in capital prior to ramping up to full operations, including anticipated selling of franchises. And Titus, with a small loss, is poised for a round of new investors when the markets permit. The cash flow of the Company has markedly improved, with cash on hand ending October 31 of $587,307 versus $427,825 the year earlier. Short-term debt is manageable. A $43,000 note is being paid off in monthly payments through May of 2002, with approximately $30,000 unpaid as of October 3, 2001. The $225,000 note due Bridgeloan is to be paid from fundraising in the new subsidiary, Anza Properties, or can be paid with cash on hand. The $485,446 convertible note due our Chief Executive, due in December 2002, will convert into common stock, or extend the maturity date, at holder's option, if paying in cash proves too difficult for E-net. The $103,404 convertible note due in December 2002, can be converted to equity at E-net's option. And, the $1,798,400 in convertible preferred is expected to convert to common stock. Significant debt has been eliminated, and no current obligations are delinquent. It is our opinion, baring some significant adverse change in our business, that E-net should but continue to grow rapidly and continue to increase its profitability. Finally, through recently established subsidiary Anza Properties, E-net has initiated plans to establish sufficient net worth in order to file for listing on a national exchange, such as NASDAQ, in mid-2002.

     Our Interim financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations and has excess current liabilities over current assets totaling approximately $37,234, it may require financing to meet its cash requirements. Our auditors included an explanatory paragraph in their annual report raising substantial doubt about its ability to continue as a going concern. However, during the six months ended October 31, 2001, the Company executed relief from certain obligations by settlement of its creditors. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

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

ITEM  2     CHANGES  IN  SECURITIES

     In August 2001, the Company issued 1,500,000 shares of common stock to D. Weckstein and 100,000 shares of common stock to Food Service Industries in settlement of disputed claims related to the value of services rendered. We had not previously accounted for the disputes as a contingency. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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