Form 10KSB/A
period 2001-04-30
E-NET FINANCIAL COM CORP
filed 2002-03-05
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  SECOND AMENDED
                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

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


                                                                      April 30, 2001
                                                                      ----------------
ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $        92,886
 Accounts receivable, net of allowance for doubtful
   accounts of $74,123. . . . . .  . . . . . . . . . . . . . . . . .          480,723
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . .          357,350
 Advances to employees . . . . . . . . . . . . . . . . . . . . . . .           65,250
 Prepaid and other current assets. . . . . . . . . . . . . . . . . .           84,604
                                                                      ----------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        1,080,813

 Property and equipment, net of accumulated depreciation of $78,385.           89,985
 Goodwill, net of accumulated amortization
          and impairments of $1,385,049. . . . . . . . . . . . . . .          425,247
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,307
                                                                      ----------------
                                                                      $     1,607,352
                                                                      ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $       494,280
 Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .          340,842
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .          224,628
 Commissions payable . . . . . . . . . . . . . . . . . . . . . . . .          260,313
 Other current liabilities . . . . . . . . . . . . . . . . . . . . .          135,707
                                                                      ----------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .        1,455,770

Note payable to related party. . . . . . . . . . . . . . . . . . . .        1,055,000
Interest payable on notes to related party . . . . . . . . . . . . .          129,876
Long-term note payable . . . . . . . . . . . . . . . . . . . . . . .          150,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            1,088
                                                                      ----------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        2,791,734
                                                                      ----------------

Commitments and contingencies (Note 10). . . . . . . . . . . . . . .                -

Stockholders' deficit:
 Class C convertible preferred stock, no par value;
   liquidation value of $2.00 per share;
20,000 shares issued and outstanding . . . . . . . . . . . . . . . .        2,000,000
 Common stock, $0.001 par value; 100,000,000 shares
   authorized; 23,634,884 issued and outstanding. . . . . . . . . . . .        23,635
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .       10,119,184
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .      (13,301,068)
 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . .          (26,133)
                                                                      ----------------
Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . .       (1,184,382)
                                                                      ----------------
                                                                         $  1,607,352
                                                                          ===========




        See accompanying notes to these consolidated financial statements

                             e-NET  FINANCIAL.COM  CORPORATION
                          Consolidated Statements of Operations


                                                         Ten             Year
                                                     Months Ended        Ended
                                                   April 30, 2000    April 30, 2001
                                                 ----------------   ----------------

Revenues:
 Broker commissions. . . . . . . . . . . . . . . .       4,647,848     10,558,885
 Other . . . . . . . . . . . . . . . . . . . . . .          41,322        432,365
                                                      -------------  -------------
                                                         4,689,170     10,991,250
                                                      -------------  -------------

Cost of revenues-
 Commissions . . . . . . . . . . . . . . . . . . . .     3,411,750      7,527,903
                                                      -------------  -------------

Gross profit. . . . . . . . . . . . . . . . . . . .      1,277,420      3,463,347
                                                      -------------  -------------

Sales and marketing
General and administrative.. . . . . . . . . . .         3,059,374      6,865,208
Loss on rescission of LoanNet acquisition. . . . . .             -      1,838,012
Goodwill impairment of Titus . . . . . . . . . . . .             -      1,155,057
                                                      -------------  -------------

   Total costs and expenses. . . . . . . . . . . . .     3,059,374      9,858,277
                                                      -------------  -------------

   Operating loss. . . . . . . . . . . . . . . . . .    (1,781,954)    (6,394,930)

Interest expense                                           (27,343)      (203,306)
Other income (expense), net. . . . . . . . . . . . .        12,398         24,709
                                                      -------------  -------------

   Net loss. . . . . . . . . . . . . . . . . . . . .  $ (1,796,899)  $ (6,573,527)
                                                      =============  =============


Basic and diluted net loss per share of common stock  $      (0.22)  $      (0.31)
                                                      =============  =============

Weighted average common shares outstanding . . . . .     8,129,791     21,511,987
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

       e-Net (shell company)         $ (205,000)
       Titus                          1,568,000
       Loan Net                       2,295,000
       Expidoc                          280,000
                                     ----------
        Total                        $3,938,000
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