Form 10QSB/A
period 2001-07-31
E-NET FINANCIAL COM CORP
filed 2002-03-05
CIK 926844

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C.  20549

                                  SECOND AMENDED
                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

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
                                                      ===============  ===============

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              Three Months     Three Months
                                                                              Ended            Ended
                                                                              July 31, 2000    July 31, 2001
                                                                              ---------------  ---------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (800,153)  $     (262,522)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation, and amortization of bridge loan issue costs . . . . . . . . .         154,205            5,001
 Non-recurring loss on settlements . . . . . . . . . . . . . . . . . . . . .               -           61,494
 Stock compensation to consultants . . . . . . . . . . . . . . . . . . . . .         228,620          320,473
 Amortization of discounts on loans. . . . . . . . . . . . . . . . . . . . .               -           14,108
 Amortization of deferred stock compensation . . . . . . . . . . . . . . . .               -           80,439
 Changes in operating assets and liabilities:
   Increase in accounts receivable, net. . . . . . . . . . . . . . . . . . .         (81,735)        (134,628)
   Increase in loans held for sale . . . . . . . . . . . . . . . . . . . . .               -       (1,096,675)
   Decrease in other current assets. . . . . . . . . . . . . . . . . . . . .             802           18,510
   Increase in due from employees. . . . . . . . . . . . . . . . . . . . . .               -          (44,750)
   Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (103,457)         (23,776)
   Increase in commissions payable . . . . . . . . . . . . . . . . . . . . .               -          224,590
   Increase (decrease) accrued liabilities . . . . . . . . . . . . . . . . .         173,129          (85,056)
   Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . .          11,422                -
                                                                              ---------------  ---------------


 Net cash used in operating activities . . . . . . . . . . . . . . . . . . .        (417,167)        (922,792)
                                                                              ---------------  ---------------

Cash flows from investing activities:
 Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         (59,489)               -
 Acquisitions of property and equipment. . . . . . . . . . . . . . . . . . .         (11,227)         (12,527)
 Issuance (repayment) of note
   receivable to related party . . . . . . . . . . . . . . . . . . . . . . .          41,163                -
                                                                              ---------------  ---------------

 Net cash provided by (used in) investing activities . . . . . . . . . . . .         (29,553)         (12,527)
                                                                              ---------------  ---------------

Cash flows from financing activities:
 Payments on notes payable to related parties. . . . . . . . . . . . . . . .      (1,386,536)               -
 Proceeds from issuance of bridge loan . . . . . . . . . . . . . . . . . . .               -          200,000
 Advances from warehouse line of credit. . . . . . . . . . . . . . . . . . .               -        1,073,920
 Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . .       1,699,973                -
                                                                              ---------------  ---------------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . .         313,437        1,273,920
                                                                              ---------------  ---------------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . .        (133,283)         338,601
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .         285,583           92,886
                                                                              ---------------  ---------------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      152,300   $      431,487
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

NOTE  2.  EARNINGS PER SHARE

     Anti-dilutive securities which are not included in the calculation of dilutive EPS for the three months ended July 31, 2001 which could be dilutive in future periods, include the C preferred convertible into approximately 12,151,351 shares of common stock, respectively.

NOTE  3.  GLOBAL  SETTLEMENT

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

NOTE  4.  BRIDGE  FINANCING

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

NOTE  5.  STOCKHOLDERS'  EQUITY  (DEFICIT)

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

NOTE  6.  EMPLOYMENT  AGREEMENT

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

NOTE  7.  IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

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

NOTE  8  GOODWILL  -  ADOPTION  OF  STATEMENT  142

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

NOTE  9.  SUBSEQUENT  EVENTS

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