Form 10QSB/A
period 2001-10-31
E-NET FINANCIAL COM CORP
filed 2002-03-05
CIK 926844

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

ITEM  1     FINANCIAL  STATEMENTS

                E-NET FINANCIAL.COM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                     October 31, 2001
                                                                     ------------------
ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $         587,306
 Accounts receivable, net of allowance for doubtful
accounts of $74,123 . . . . . . . . . . . . . . . . . . . . . . . .            602,810
 Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .            439,924
 Advances to employees. . . . . . . . . . . . . . . . . . . . . . .            185,000
 Prepaid and other current assets . . . . . . . . . . . . . . . . .             95,999
                                                                     ------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . .          1,911,039

 Property and equipment, net of accumulated depreciation of $83,386            104,151
 Goodwill, net of accumulated amortization
          and impairments of $1,385,049 . . . . . . . . . . . . . .            425,247
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,807
                                                                     ------------------
                                                                     $       2,451,244
                                                                     ==================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $         449,539
 Warehouse line of credit . . . . . . . . . . . . . . . . . . . . .            441,308
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .            149,720
 Commissions payable. . . . . . . . . . . . . . . . . . . . . . . .            730,090
 Short term notes payable . . . . . . . . . . . . . . . . . . . . .            177,118
                                                                     ------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . .          1,947,775

Convertible notes payable to related parties. . . . . . . . . . . .            541,211
Interest payable on notes to related parties. . . . . . . . . . . .             24,095
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              1,088
                                                                     ------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          2,514,169
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
                                                                     ==================

                         E-NET FINANCIAL.COM CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS










                                                  Three months        Three months          Six months           Six months
                                                    ended               ended                ended                 ended
                                                  October 31,         October 31,          October 31,           October 31,
                                                     2001                2000                 2001                  2000
                                                -------------        ------------         -------------         -----------
REVENUES
   Broker commissions                           $  5,798,285         $ 2,575,247         $ 10,985,952           $ 4,844,837
   Other                                             174,919              41,733              340,315               138,105
                                                  ----------           ----------          -----------            ----------
                                                   5,973,204           2,616,980           11,326,267             4,982,942
                                                  ----------           ----------          -----------            ----------

Cost and expenses
   Commissions                                     3,143,056           1,662,345            5,995,586             3,363,951
                                                  ----------            ---------            ---------            ----------
   Gross profit                                    2,830,148             954,635            5,330,681             1,618,991
                                                  ----------            ---------            ---------            ----------

General and administrative                         2,800,614           1,139,152            5,054,615             2,564,288
Consulting fees                                      137,200                   -              547,995                     -
Non-recurring loss on settlements                    221,000                   -              282,494                     -
                                                  ----------            --------             ---------             ---------
   Total costs and expenses                        3,158,814           1,139,152            5,885,104             2,564,288

   Operating income (loss)                          (328,666)           (184,517)            (554,423)             (945,297)

Goodwill                                                   -            (144,186)                   -              (288,372)

Interest expense                                     (79,720)            (61,406)            (122,355)             (108,748)
Other income (expense), net                           17,343              14,620               23,212                88,375
                                                 -----------           ---------            ---------            ----------

   Net loss before extraordinary item                                   (375,489)            (653,566)           (1,254,042)

   Extraordinary item, gain on settlement or debt     56,185                   -               56,185                     -

   Net income (loss)                             $  (334,858)          $ (375,489)         $ (597,381)         $ (1,254,042)
                                                 ===========           ==========           =========            ===========

Basic and diluted net loss per share of
common stock, before extraordinary item          $     (0.01)          $    (0.02)         $    (0.02)         $      (0.06)
Extraordinary item                                      -                    -                   -                     -
Basic and diluted net loss per share
of common stock                                        (0.01)               (0.02)              (0.02)                (0.06)

Weighted average common shares outstanding        37,774,349           21,821,568          32,901,648            21,614,969
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

     Anti-dilutive securities which are not included in the calculation of dilutive EPS for the three and six months ended October 31, 2001 which could be dilutive in future periods, include the C preferred convertible into approximately 24,977,778 shares of common stock, respectively.

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

NOTE  8.  INVESTMENT  BANKING  AGREEMENT

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

NOTE  9   EXTRAORDINARY  ITEM

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

NOTE  10  GOODWILL  -  ADOPTION  OF  STATEMENT   142

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

General  and  Administrative  Expenses

     General and administrative expenses totaled $5,054,615 for the six months ended October 31, 2001, compared to $2,564,288 for the six months ended October 31, 2000. The increase in general and administrative expense is a result of the continued rapid growth and expansion of the operating subsidiaries. The Company does expect that general and administrative costs will begin to level out, compared to the growth in revenue, as the company continues to leverage its fixed costs.

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