Form 10QSB
period 2002-01-31
E-NET FINANCIAL COM CORP
filed 2002-03-25
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 2002, there were 44,139,397 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes _____     No    X
                                              ------

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

ITEM  1     FINANCIAL  STATEMENTS

                               ANZA CAPITAL, INC.
                   (FORMERLY E-NET FINANCIAL.COM CORPORATION)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                     January 31, 2002
                                                                     ------------------
                                  ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $         633,655
 Accounts receivable, net of allowance for doubtful
   accounts of $74,123. . . . . . . . . . . . . . . . . . . . . . .            734,877
 Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .          1,498,116
 Advances to employees. . . . . . . . . . . . . . . . . . . . . . .            104,500
 Prepaid and other current assets . . . . . . . . . . . . . . . . .             80,125
                                                                     ------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .          3,051,273

 Property and equipment, net of accumulated depreciation of $93,387             97,941
 Goodwill, net of accumulated amortization
          and impairments of $1,385,049 . . . . . . . . . . . . . .            425,247
                                                                     ------------------
                                                                     $       3,574,461
                                                                     ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $         314,176
 Warehouse line of credit . . . . . . . . . . . . . . . . . . . . .          1,475,987
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .            136,143
 Commissions payable. . . . . . . . . . . . . . . . . . . . . . . .            871,074
 Short-term notes payable . . . . . . . . . . . . . . . . . . . . .            224,934
 Convertible notes payable to related parties . . . . . . . . . . .            337,605
 Interest payable on notes to related parties . . . . . . . . . . .             29,533
                                                                     ------------------
      Total current liabilities . . . . . . . . . . . . . . . . . .          3,389,452

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              1,088
                                                                     ------------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . .          3,390,540
                                                                     ------------------

Stockholders' equity:
 Class A convertible preferred stock, no par value;
  liquidation value of $0.50 per share;
  388,700 shares issued and outstanding . . . . . . . . . . . . . .            194,350
 Class C convertible preferred stock, no par value;
  liquidation value of $100 per share;
  17,746 shares issued and outstanding. . . . . . . . . . . . . . .          1,745,900
 Common stock, $0.001 par value; 100,000,000 shares
  authorized; 39,589,401 issued and outstanding . . . . . . . . . .             39,589
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . .         12,160,226
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .        (13,950,144)
 Deferred stock compensation. . . . . . . . . . . . . . . . . . . .             (6,000)
                                                                     ------------------
      Total stockholders' equity. . . . . . . . . . . . . . . . . .            183,921
                                                                     ------------------
                                                                     $       3,574,461
                                                                     ==================

See accompanying notes



                               ANZA CAPITAL, INC.
                   (FORMERLY E-NET FINANCIAL.COM CORPORATION)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Three           Three           Nine            Nine
                                                         Months Ended    Months Ended    Months Ended    Months Ended
                                                         Jan 31, 2002    Jan 31, 2001    Jan 31, 2002    Jan 31, 2001
                                                         --------------  --------------  --------------  --------------

Revenues:
   Broker commissions . . . . . . . . . . . . . . . . .      6,502,348       2,507,877      17,566,556       7,352,714
   Fee Income . . . . . . . . . . . . . . . . . . . . .        142,348          45,927         483,692         184,032
                                                         --------------  --------------  --------------  --------------
                                                             6,644,696       2,553,804      18,050,248       7,536,746
                                                         --------------  --------------  --------------  --------------

Cost of revenues:
   Commissions. . . . . . . . . . . . . . . . . . . . .      3,527,541       2,232,371      10,458,042       5,596,322
                                                         --------------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . . . . . . .      3,117,155         321,433       7,592,206       1,940,424

General and administrative. . . . . . . . . . . . . . .      3,027,027         964,225       7,349,788       3,141,204
Consulting fees . . . . . . . . . . . . . . . . . . . .         76,850         538,823         603,995       1,469,543
Loss on Recession of LoanNet. . . . . . . . . . . . . .              -       1,838,012               -       1,838,012
Non-recurring loss on settlements . . . . . . . . . . .              -               -         282,494               -
                                                         --------------  --------------  --------------  --------------

     Operating income (loss). . . . . . . . . . . . . .         13,278      (3,019,627)       (644,071)     (4,508,335)


Interest expense. . . . . . . . . . . . . . . . . . . .        (72,851)        (38,073)        (99,522)       (146,821)
Other income (expense), net . . . . . . . . . . . . . .          5,646          23,472          35,734         111,874
                                                         --------------  --------------  --------------  --------------

     Net loss before extraordinary item.    . . . . . .        (53,927)     (3,034,228)       (707,859)     (4,543,282)

     Extraordinary item, gain on settlement of debt.            69,695               -         125,880               -
                                                         --------------  --------------  --------------  --------------

     Net income (loss). . . . . . . . . . . . . . . . .  $      15,768   $  (3,034,228)  $    (581,979)  $  (4,543,282)
                                                         ==============  ==============  ==============  ==============

Basic and diluted net loss per share of common
 stock, before extraordinary item . . . . . . . . . . .  $           -   $       (0.14)  $       (0.02)  $       (0.22)

Extraordinary item. . . . . . . . . . . . . . . . . . .              -               -               -               -

Basic and diluted net loss per share of common
 stock. . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $       (0.14)  $       (0.02)  $       (0.22)

Weighted average common shares outstanding. . . . . . .     38,985,955      21,502,831      34,622,215      21,089,148
                                                         ==============  ==============  ==============  ==============

See accompanying notes


                               ANZA CAPITAL, INC.
                   (FORMERLY E-NET FINANCIAL.COM CORPORATION)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              Nine Months     Nine Months
                                                                              Ended           Ended
                                                                              Jan 31, 2002    Jan 31, 2001
                                                                              --------------  --------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (581,979)  $  (4,543,282)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .         15,001         382,813
 Non-recurring loss on settlements . . . . . . . . . . . . . . . . . . . . .        282,494               -
 Loss on rescission of LoanNet . . . . . . . . . . . . . . . . . . . . . . .              -       1,838,012
 Extraordinary gain from settlement of debt. . . . . . . . . . . . . . . . .       (125,880)              -
 Stock compensation to consultants . . . . . . . . . . . . . . . . . . . . .        426,023       1,234,343
 Amortization of debt discounts. . . . . . . . . . . . . . . . . . . . . . .        116,875               -
 Amortization of deferred stock compensation . . . . . . . . . . . . . . . .        187,133         235,200
 Changes in operating assets and liabilities:
   Increase in accounts receivable, net. . . . . . . . . . . . . . . . . . .       (270,754)       (151,701)
   Increase in loans held for sale . . . . . . . . . . . . . . . . . . . . .     (1,140,766)              -
   Increase in other current assets. . . . . . . . . . . . . . . . . . . . .          4,477        (630,819)
   Increase in due from employees. . . . . . . . . . . . . . . . . . . . . .        (39,250)              -
   Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . .       (221,116)         14,558
   Increase in commissions payable . . . . . . . . . . . . . . . . . . . . .        610,761         447,237
   (Decrease) increase in accrued liabilities. . . . . . . . . . . . . . . .        (39,539)        773,954
                                                                              --------------  --------------

 Net cash provided by (used in) operating activities . . . . . . . . . . . .       (776,520)       (399,685)
                                                                              --------------  --------------

Cash flows from investing activities:
 Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         11,307          13,435
 Acquisitions of property and equipment. . . . . . . . . . . . . . . . . . .        (22,957)        (11,991)
 Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          21,800
                                                                              --------------  --------------

 Net cash provided by (used in) investing activities . . . . . . . . . . . .        (11,650)         23,244
                                                                              --------------  --------------

Cash flows from financing activities:
 Payments on notes payable to related parties, net . . . . . . . . . . . . .       (150,000)     (1,236,536)
 Proceeds from issuance of bridge loan . . . . . . . . . . . . . . . . . . .        225,000               -
 Payments on capital lease obligations . . . . . . . . . . . . . . . . . . .        (35,800)              -
 Advances from warehouse line of credit. . . . . . . . . . . . . . . . . . .      1,135,145         149,826
 Proceeds from private placement . . . . . . . . . . . . . . . . . . . . . .        163,874       1,699,973
 Dividends paid on A-preferred stock . . . . . . . . . . . . . . . . . . . .         (3,630)              -
 Repurchase of A-preferred Stock . . . . . . . . . . . . . . . . . . . . . .         (5,650)              -
                                                                              --------------  --------------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . .      1,328,939         613,263
                                                                              --------------  --------------

See accompanying notes

                               ANZA CAPITAL, INC.
                   (FORMERLY E-NET FINANCIAL.COM CORPORATION)
                                AND SUBSIDIARIES
           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)






Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    540,769   236,822
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     92,886   285,583
                                                                                          ---------  --------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 633,655  $522,405
                                                                                          =========  ========

Non - cash financing activities:

 Debt reduction through the issuance of common stock . . . . . . . . . . . . . . . . . .  $ 801,675         -
                                                                                          =========  ========

 Warrants issued for bridge-loan issue costs . . . . . . . . . . . . . . . . . . . . . .  $ 321,428         -
                                                                                          =========  ========

Conversion of C-preferred to common stock  . . . . . . . . . . . . . . . . . . . . . . .  $ 575,688         -
                                                                                          =========  ========

 Supplemental cash flow information:

 Cash paid for interest and income taxes was not significant during the periods presented

See accompanying notes

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.   UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of January 31, 2002, for the three and nine months ended January 31, 2002 and 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 2002, and the results of their operations and their cash flows for the three and nine months ended January 31, 2002 and 2001. The results of operations are not necessarily indicative of the operations which may result for the year ending April 30, 2002. Also, in the opinion of management, all disclosures required on Form 10-QSB were fully furnished with exception of the per segment information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" issued by the Financial Accounting Standards Board (FASB.) Management omitted this information since this information was not readily available and American Residential Funding, Inc. ("AMRES") loan brokering business represents approximately 97% of the company's revenues and related expenses. However, management determined that the omission of this information is insignificant to the overall presentation of the Company's financial position and will provide this information only in the annual financial report in the Company's Form 10-KSB.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications have no effect on net income.

NOTE  2.   IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Tangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that all purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and to adopt Statement 142 effective with the fiscal year beginning May 1, 2002.

The Company meets the criteria for early adoption of Statement 142, and has elected early adoption of the statement during the first quarter of 2001 with no material effect on the Company's financial condition and results of operations based on the requirements of Statement 142. See Note 3 for further discussion.

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

NOTE  3    GOODWILL

At January 31, 2002, the Company had goodwill attributable to acquired businesses as follows:




         Goodwill     Accumulated Amortization and Impairments    Net
         -----------  ------------------------------------------  ---------
Titus .  $ 1,600,000  $                              (1,350,000)  $ 250,000
Expidoc      210,292                                    (35,045)    175,247
         -----------  ------------------------------------------  ---------

         $ 1,810,292  $                              (1,385,045)  $ 425,247
         ===========  ==========================================  =========

ADOPTION  OF  STATEMENT  142

The Company has elected early adoption of SFAS No.142. Accordingly, the Company has stopped amortization of goodwill effective May 1, 2001. However, goodwill amortization continues to be presented in the three and nine months ended January 31, 2001, statement of operations. Had the provision of SFAS No. 142 been applied for the three and nine months ended January 31, 2001, the Company's net income (loss) and net income (loss) per share would have been as follows:


                                         FOR  THE  THREE  MONTHS  ENDED             FOR  THE  NINE MONTHS  ENDED
                                                  January  31,                                 January  31,
                                          2002                      2001             2002                    2001
                                          _______________________________________________________________________


Reported  net  income  (loss)              15,768            (3,034,228)             (581,979)         (4,543,282)


Add  back:  Goodwill  amortization.             -                64,654                     -             475,775
                                        ------------         ------------           -----------        -----------

Adjusted  net  income  (loss)              15,768            (2,969,574)             (581,979)         (4,067,507)
                                        ============         ============           ===========        ============

Basic  earnings  per  share:
Reported  net  income  (loss)                   -                 (0.14)                (0.02)              (0.22)
                                        ============         ============           ===========        ============
Goodwill  amortization                         -                     -                      -                0.02
                                        ============         ============           ===========        ============
Adjusted  net  income                           -                 (0.14)                (0.02)              (0.19)
                                        ============         ============           ===========        ============


There was no goodwill amortization recognized in the first nine months of fiscal 2002 and, as of January 31, 2002, net goodwill was $250,000 for Titus Real Estate, Inc., and $175,247 for Expidoc.Com, Inc. The net goodwill balance as of January 31, 2002 remains unchanged from the April 30, 2001, balance. There were no intangible assets recorded for the Company as of January 31, 2002.

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

NOTE  4    WAREHOUSE  LINE  OF  CREDIT

     The Company maintains a $2,000,000 warehousing line of credit which will mature March 31, 2002. The agreement is personally guaranteed by the Company's chief executive officer. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate as of January 31, 2002, was 6.25% per annum calculated on the daily outstanding balance. The adjustable interest rate is based upon a published prime rate plus 1.5% and is payable monthly. The line of credit is collateralized by the loans held for sale as referenced above.

NOTE  5     GLOBAL  SETTLEMENT

As part of the acquisition of AMRES, Anza was obligated to file and prosecute until completion a registration statement with the Securities and Exchange Commission for the purpose of registering 7,500,000 shares of e-Net common stock issued to EMB. Additionally, Anza was obligated to pay the sum of $4,000,000 under the terms of a promissory note issued to EMB, of which $1,215,856, including interest, was outstanding at the settlement date.

     In an unrelated transaction, Williams de Broe loaned the sum of $700,000 to EMB, which remained unpaid at the time of the Global Settlement. In connection with a revision of the agreement between EMB and Williams de Broe ("WdB"), the then-chairman of Anza executed a document on behalf of Anza in favor of WdB, which WdB believed acted as a guarantee of EMB's obligation. Anza disputed this assertion.

     In order to settle the outstanding disputes among all the parties, on June 26, 2001, Anza entered into a settlement agreement with EMB Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

     (i) Anza issued to EMB 1,500,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 7,500,000 shares of Anza common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. The Company will record a settlement expense of $229,500 with regard to this issuance. Anza issued to EMB a promissory note in the principal amount of $103,404, which represents the reduced amount due to EMB by Anza under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to WdB, but which were satisfied by Anza and a note issued by Anza to AMRES Holdings, LLC to settle an acquisition obligation of EMB (see below). The note bears interest at the rate of 10% per annum and is convertible into common stock of Anza. See Note 10 for further discussions of this note.

     (ii) Anza issued to Williams de Broe ("WdB") 3,000,000 shares of restricted common stock valued at $459,000 as consideration for WdB's release of all claims against Anza arising under the purported guarantee of EMB's obligation to WdB by Anza. The parties agreed that the amount be credited as additional consideration to apply to the EMB notes payable.

     (iii) EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of Anza as contemplated by the agreement.

     (iv) EMB assigned its rights of a portion of Anza's note payable totaling $485,446 to AMRES Holdings LLC, owned by Vincent Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of common stock based on 80% of the closing stock price on the date of the conversion. The Company assigned a value of approximately $54,000 to the beneficial conversion feature imbedded in this note. The entire principal balance, together with accrued interest, shall be due and payable, in full, on December 15, 2002.

     (v) EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. The note had a mandatory conversion into the Company's common stock on December 15, 2001, which was cancelled (see Note 10).

The  following  reflects  the  reduction  of the note payable to EMB as follows:

     Note  payable                                    $1,055,000
     Accrued  interest                                   160,856
                                                     -------------
     Total  due  EMB  prior  to  settlement            1,215,856
     Less:
          Value  of  3,000,000  shares  to  WdB         (459,000)
          Payable  to  AMRES  Holdings,  LLC            (485,446)
          Debt  and  interest  relief                   (168,006)
                                                     -------------
          Balance  due  EMB  after  settlement        $  103,404
                                                        =========

The following reflects the non-recurring charge to operations associated with the Global Settlement:

Value  of  1,500,000  shares  to  EMB                 $  229,500
Debt  and  interest  relief                             (168,006)
                                                       -----------
  Total  non-recurring  loss                          $   61,494
                                                         =========

NOTE  6    BRIDGE  FINANCING

     On June 27, 2001, the Company entered into an Investment Agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $225,000 received by the Company from Laguna Pacific, the Company

     (i) executed a promissory note in favor of Laguna Pacific in the principal sum of $225,000, bearing interest at the rate of 7% per annum, secured by all of the assets of the Company, and payable on the earlier of nine months from its issuance date or the date the Company's common stock is listed on the NASDAQ Small Cap market. The purpose of this bridge financing was to finance the proposed start-up of Anza Properties and to provide working capital to the Company, and

     (ii) executed a warrant agreement which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The issuance of the warrant was negotiated between Laguna Pacific and Anza. The Company is required to allocate the proceeds received to the value the warrant and the bridge loan using the relative fair value method and resulting warrant value is reflected as an increase in additional paid-in capital and a corresponding reduction (discount) to the face value of the note. Management established the fair value based on $225,000 in common stock, divided by the discount to market of 30% which the holder of the warrants receive when purchasing the shares of common stock for a computed value of $321,428. The relative value of the warrant amounted to $132,345, and such amount is reflected as a discount to the note. The discount on the note will be amortized over the term of the note (March 27, 2002) using the effective interest method.

     Other than as set forth above, there is no affiliation between the Company and Laguna Pacific or any of their respective officers or directors; however, Mr. Ehrlich was the general partner of Laguna Pacific.

FORMATION  OF  ANZA  PROPERTIES,  INC.

     Also on June 27, 2001, in transactions related to the agreements with Laguna Pacific, the Company formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza Properties") capitalized with $75,000 from the proceeds of the bridge loan. The Company:

     (i) executed a bond term sheet with Anza outlining the proposed terms of an offering to raise up to $5,000,000. The purpose of this offering was to obtain capital on behalf of Anza Properties to acquire income producing real estate. The offer was terminated in March 2002.

     (ii) entered into an employment agreement with Thomas Ehrlich. In March 2002, Thomas Ehrlich died and management has no intention to replace him. The employment agreement provided for a salary of $20,000 per month and options to acquire up to 2,000,000 shares of Anza common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza Properties was successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering. The options were effectively cancelled. No compensation expense was recorded since the contingency was not met.

     (iii) entered into a Consulting Agreement with Lawrenc e W. Horwitz to provide legal services to Anza. The Consulting Agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning September 1, 2001, guaranteed by Anza. In addition, Anza executed a Stock Option Agreement which entitled Horwitz to acquire up to 1,000,000 shares of Anza common stock on terms identical to those of Ehrlich, described above. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can the option holder own more than 5% of the issued and outstanding common stock in the event of a reverse stock split. The Company will assess the value of these options when the contingencies are removed in accordance with SFAS No. 123.

     (iv) entered into an Operating Agreement with Anza concerning the operations of Anza Properties, Inc. The Operating Agreement specifies in material part that Vince Rinehart will be the President of Anza Properties, that Mr. Rinehart and Mr. Ehrlich will be the directors, that the signatures of both Mr. Rinehart and Mr. Ehrlich will be required on all checking accounts, and that the assets of Anza Properties cannot be encumbered without the express written consent of Mr. Rinehart and Mr. Ehrlich.

     The purpose of Anza Properties was primarily to improve the net worth of e-Net by acquiring income producing real estate. Due to the death of Mr. Thomas Ehrlich in March 2002, all operational and fundraising efforts associated with Anza Properties have been permanently discontinued.

NOTE  7.   STOCKHOLDERS'  EQUITY  (DEFICIT)

From time to time, the Company's board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing price of the securities on the date the directors approve such issuance. In the event the Company issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, the Company discounts the closing prices by 10% to value its common stock transactions.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK

On June 14, 2001, Class C Preferred stockholders exercised their option and converted 1,616 shares of Class C Preferred stock into 3,741,671 of the Company's restricted common stock. On July 13, 2001, an additional 400 shares of the Class C were converted at the option of the shareholders into 924,992 shares of the Company's restricted common stock. Also, on November 15, 2001, an additional 525 shares of Class were converted at the option of the shareholders into 1,012,854 shares of the Company's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 20%, taking into account the dividends, which were due on the Class C Preferred shares. The beneficial conversion feature embedded in the Class C Preferred was originally charged to the Company's accumulated deficit at the date of issuance since the right to convert into common stock at a discount was the same date. Preferred dividends totaling $27,341 were charged to the Company's accumulated deficit during the nine months ended January 31, 2002.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK

In November 2001 and January 2002, the Company issued an aggregate of 400,000 shares of Series A Convertible Preferred Stock, (the "A Preferred") in a private placement for consideration equal to $163,874 in cash. The A Preferred has a liquidation value of $200,000 and the holder is entitled to receive cumulative dividends at an annual rate of 12%, payable monthly. The A Preferred is convertible, at any time at the option of the holder, into shares of the Company's common stock at a price equal to 90% of the closing bid price of the Company's common stock in the previous trading day preceding the conversion. In connection with this issuance, the Company recorded a charge of $36,126 to accumulated deficit for the difference between the consideration received and the liquidation value. See Note 12 for additional Series A Convertible
Preferred  Stock  issuances  subsequent  to  January  31,  2002.

COMMON  STOCK

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

On July 2, 2001, the Company issued 325,000 shares of its restricted common stock valued at $55,575 as a partial satisfaction of a loan payable due an unrelated party. The original amount of the loan, including interest payable was $150,000. The Company continues to repay the note in monthly of payments together with interest at 0% per annum of $4,320 through May 2, 2002. As of January 31, 2002, $30,040 remained due on the loan.

At various dates from May 1, 2001 through January 31, 2002, the Company issued 3,750,000 shares of common stock, valued at $558,050 to various consultants which are included in general and administrative expenses in the accompanying statements of operations. Consulting services performed during the three and nine months ended January 31, 2002, are summarized below:



                                                                 Period Ending January 31, 2002
                                            --------------------------------------------------------------
                                                 Three Months                           Nine Months
                                            --------------------------------------------------------------
                                            Costs               Shares               Costs         Shares
                                            --------------------------------------------------------------
                                            Incurred            Issued               Incurred      Issued

Financial and Internal Accounting Services  $   3,500           25,000           $     79,250      475,000

Mergers Acquisitions Consulting. . . . . .      8,100          100,000                250,100    1,675,000

Bravorealty Start-up Costs . . . . . . . .     12,500          100,000                173,500    1,200,000

Information Technology Consulting. . . . .          -                -                 14,000      100,000

Legal Services . . . . . . . . . . . . . .      2,750           25,000                 41,200      300,000
                                            --------------------------------------------------------------

Total. . . . . . . . . . . . . . . . . . .  $  26,850          250,000           $    558,050    3,750,000
                                            ==========        ==========            ===========  =========


Refer to Notes 5 and 6 for discussion of transactions affecting stockholders' equity (deficit).

NOTE  8    EMPLOYMENT  AGREEMENT

On June 1, 2001, the Company entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, the Company is to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart was granted options to acquire 2,500,000 shares of e-Net common stock at per share, which shall vest monthly over a three- year period. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can own more than 20% of the issued and outstanding common stock in the event of a reverse stock split. The options are exercisable at the fair market value at the date of the grant of $0.08 per share. Using the variable method in accordance with Accounting Principles Board Opinion No. 25, no expense was recognized from the issuance of the options.

NOTE  9    INVESTMENT  BANKING  AGREEMENT

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

NOTE  10   EXTRAORDINARY  ITEM

SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", specifies that material debt extinguishment gains and losses be classified as extraordinary items. During the nine months ended January 31, 2002, the Company had capital lease obligations in default totaling $91,985 that were settled for $35,800. The remaining balance was recognized as an extraordinary gain of $56,185. The Company used cash from operations to satisfy these settlements.

On January 17, 2002, AMRES purchased a note payable by the Company in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000, of which $25,000 was tendered to EMB with the balance of $15,000 due on June 1, 2002. In the consolidation the note payable is eliminated and the Company recognizes extraordinary income of $69,695 from forgiveness of debt. The
Company  used  cash  from  operations  to  satisfy  these  settlements.

NOTE  11   EARNINGS  PER  SHARE

Anti-dilutive securities which are not included in the calculation of dilutive earnings per share for the three and nine months ended January 31, 2002, which could be dilutive in future periods include the C-preferred convertible into approximately 24,195,000 shares of common stock, A-preferred convertible into approximately 2,699,000 shares of common stock, note payable to related party convertible into approximately 4,018,000 shares of common stock. Also excluded from the calculation of dilutive earnings per share were warrants to purchase 1,040,241 shares of common stock that range between $0.08 and $6.73 in exercise price which exceeded the Company's stock price on January 31, 2002.

NOTE  12   SUBSEQUENT  EVENTS

On March 1, 2002, the Company issued 100,000 shares of A Preferred for $50,000 in a private placement. The A Preferred has a liquidation value of $50,000 and the holder is entitled to receive cumulative dividends at an annual rate of 12%, payable monthly. The A Preferred is convertible, at any time at the option of the holder, into shares of the Company's common stock at a price equal to 90% of the closing bid price of the Company's common stock in the previous trading day preceding the conversion.

On March 1, 2002, the board of directors approved the issuance of 1,800,000 shares of the Company's registered common stock under an S-8 registration statement to various consultants for various services. The Company will charge operations a total of $90,000 in connection with this issuance during the fourth quarter of fiscal 2002.

ITEM  2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

     The Company is an independent financial services company, whose primary source of revenue is American Residential Funding "AMRES", a wholly owned subsidiary. AMRES offers loan originators a "net-branch" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 40 states. They maintain a web site, www.amres.net, which contains detailed information on
                           -------------
AMRES, as well as provides Net Branches with various corporate services. Currently over 300 net-branches nationwide are operating, in addition to four Corporate owned branches in 4 counties in Southern California. Further rapid growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources.

     The  Company  has  seen  improvement  in  other  subsidiaries  as  well.

     Expidoc.com averaged, during the three months ending January 31, 2002, 275 loan document signings a month through their network of notaries in all 50 states. Expidoc was profitable for the first time during the quarter ended January 31, 2002. By adding staff, and implementing a new marketing initiative, Expidoc should continue to improve its operations and maintain near term profitability. Business is expected to increase over the 4th quarter as Expidoc.com has become a preferred signer for Ditech.com and with increased confidence the number of orders continue to increase monthly.

     BravoRealty (69% owned subsidiary) has established joint venture branches in four locations. In addition, BravoRealty has initiated a net branch of AMRES inside Bravo, and has experienced an increase in revenues from home loans brokered. Bravorealty has established the documentation, licensing, marketing materials and operations to sell "Bravo Real Estate Network" franchises. Former officers of Century 21 have been acting as advisors to Bravorealty. The final franchise offering circular has been reviewed by management with the prospect of filing the document with the state during the 4th quarter of this fiscal year. Management expects the franchise concept will develop an additional 5 outlets within the next 2 quarters. Due to these start-up costs, BravoRealty had incurred an operating loss for the current quarter.

     Titus Real Estate, LLC, operates as the manager of Titus REIT, a real estate investment trust. Current shareholders of the REIT have requested the selling of assets in order to return their original investment. To date, six of ten properties have been sold, and the final two properties are on the market to be sold. It is the intent of the management of the Company to repay its initial investors, operate the REIT at minimal levels, and raise new capital for Titus REIT when the market permits, although no estimate can be made as to when that might be. The Company believes the long term benefits of a REIT compliment the Company's business plan. Titus Real Estate, LLC, has incurred small operating losses during the current quarter.

Results  of  Operations

     For the three and nine month periods ended January 31, 2002, the Company reported a net gain of $15,768 and a net loss of ($581,979) respectively. For both periods, the Company had significant non-cash expenses relating to stock issued to consultants and amortization of warrants issued as part of the bridge loan financing. In addition, the tragedy of Sept. 11 virtually stopped loan production for a week, significantly reducing income for that period. As these costs are expected to reduce in future periods, the Company remains positive about its ability to obtain profitability in the near future.

Three Months Ended January 31, 2002 Compared To The Three Months Ended January 31, 2001

REVENUES

     Revenues increased to $6,644,696 for the three months ended January 31, 2002, compared to $2,553,804 for the three months ended January 31, 2001. The growth in revenues is primarily attributable to the expansion and growth of AMRES through the brokering of loans. AMRES accounted for greater than 96% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last several months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business.

     More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 300 branches as of January 31, 2002, compared to less than 80 branches as of January 31, 2001. As the added support and sales staff takes effect, the Net Branch program is expected to continue to be a primary growth vehicle for the Company in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/servicer.

     Revenues for Expidoc increased substantially to $83,065 for the three months ended January 31, 2002 compared to $9,077 for the three months ended January 31, 2001. The increase is primarily a result of Expidoc refocusing its market strategy to secure higher volume customers as compared to many low-volume customers. This change in focus is evidenced by the addition of such customers as Ditech.com.

     BravoRealty became operational in January 2001. For the three months ended January 31 2002, total revenues amounted to $56,922. These revenues were generated based on approximately 18 closed real estate purchase transactions during the quarter. Management believes that Bravorealty will be a significant growth vehicle for the Company over the next 12 months, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by Bravorealty so far this fiscal year. With the continued growth pattern and the addition of 4 corporate real estate offices and 12 additional sales staff, the prospect for profitability within the next 2 quarters is obtainable.

     Revenues  from  Titus  were  not  material  for  the  periods  presented.

Gross  Profit

     Commissions are paid to loan agents on funded loans. Commissions increased by $1,295,170 or 58%, for the three months ended January 31, 2002, to $3,527,541 from $2,232,371 for the three months ended January 31, 2001. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 34%, to 53% compared to 87% for the three months ended January 31, 2002 and the three months ended January 31, 2001, respectively. This decrease is attributable to the Company leveraging its increased revenues as the Company earns a higher commission split (compared to the loan agent) once certain revenue targets are reached. Gross profit increased by $3,085,012 or 960% for the three months ended January 31, 2002, to $3,117,155 from $321,433 for the three months ended January 31, 2001.

General  and  Administrative  Expenses

     General and administrative expenses totaled $3,027,027 for the three months ended January 31, 2002, compared to $964,225 for the three months ended January 31, 2001. This increase of $2,062,802 can be primarily attributed to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion. Effective in the first quarter of fiscal 2001, the Company had implemented significant cost reductions to reduce its administrative expenses at its corporate offices.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the three months ended January 31, 2002. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $65,000 for the three months ended January 31, 2001.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended January 31, 2002, costs paid in the form of common stock to outside consultants totaled approximately $76,850, representing 250,000 shares of common stock. For the three months ended January 31, 2001, costs paid in the form of common stock issued to outside consultants totaled $538,823. The stock issued in connection with BravoRealty was reported as deferred compensation and $56,000 was expensed during the three months ended January 31, 2002. Management expects a reduction in the use of stock for this purpose in the future.

Interest  Expense

     Interest expense was $72,851 for the three months ending January 31, 2002, compared to $38,073 for the three months ended January 31, 2001. This increase is primarily related to the amortization of three month's interest expense in the amount of approximately $48,000 related to options issued as part of the bridge loan financing with Laguna Pacific Partners, LLP.

Extraordinary  Item

     On January 17, 2002, American Residential Funding, a subsidiary ("AMRES") purchased a note payable by the Company to a related party in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000 of which $25,000 was tendered. In the consolidation the note payable is eliminated and the Company recognizes extraordinary income of $69,695 from forgiveness of debt. The Company used cash from operations to satisfy these settlements.

Net  Income  (Loss)

     The Company's net income for the three months ending January 31, 2002 was $15,768, or $- per share compared to a net loss of $3,034,228, or $(0.14) per share for the three months ended January 31, 2001. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to achieve profitability in future quarters.

Nine Months Ended January 31, 2002 Compared To The Nine Months Ended January 31, 2001

REVENUES

     Revenues increased by $10,513,502, or 139%, to $18,050,248 for the nine months ended January 31, 2002, compared to $7,536,746 for the nine months ended January 31, 2001. This increase is again the result of the growth and expansion of AMRES, primarily the Net Branch program.

     Revenues for Expidoc increased substantially to $255,992 for the nine months ended January 31, 2002 compared to $42,727 for the nine months ended January 31, 2001. The increase in volume is a result of Expidoc adding such names as Ditech.com to their customer list.

     BravoRealty became operational in January 2001. For the nine months ended January 31 2002, total revenues amounted to $219,070. These revenues were generated based on approximately 18 closed real estate purchase transactions during the period. Management believes that BravoRealty will be a significant growth  vehicle  for  the  Company  over the next 12 months, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by BravoRealty so far this fiscal year. With the continued growth pattern and the addition of 4 corporate realestate offices and 12 additional sales staff, the prospect for profitability within the next 2 quarters is obtainable.

     Revenues  from  Titus  were  not  material  for  the  periods  presented.

Gross  Profit

     Commissions are paid to loan agents on funded loans. Commissions increased by $4,861,720 or 87%, for the nine months ended January 31, 2002, to $10,458,042 from $5,596,322 for the nine months ended January 31, 2001. The primary reason for the increase in commissions is the increase in revenue as discussed above. Proportionally, total commissions as a percentage of revenue decrease as revenues increase due to the Company earning a higher commission split (compared to the loan agent) once certain revenue targets are meet. Gross profit increased by $5,651,782 or 291% for the nine months ended January 31, 2002, to $7,592,206 from $1,940,424 for the nine months ended January 31, 2001.

General  and  Administrative  Expenses

     General and administrative expenses totaled $7,349,788 for the nine months ended January 31, 2002, compared to $3,141,204 for the nine months ended January 31, 2001. The increase in general and administrative expense is a result of the continued rapid growth and expansion of the operating subsidiaries. The Company does expect that general and administrative costs will begin to level out, compared to the growth in revenue, as the company continues to leverage its fixed costs.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the nine months ended January 31, 2002. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $476,000 for the nine months ended January 31, 2001.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the nine months ended January 31, 2002, costs paid in the form of common stock to outside consultants totaled approximately $604,000 representing 4,071,000 shares of common stock. For the nine months ended January 31, 2001, costs paid in the form of common stock issued to outside consultants totaled $1,469,543. The stock issued in connection with Bravorealty was reported as deferred compensation and $162,000 was expensed during the nine months ended January 31, 2002

Interest  Expense

     Interest expense was $99,522 for the nine months ending January 31, 2002, compared to $146,821 for the nine months ended January 31, 2001. This increase is primarily related to the amortization of seven month's interest expense in the amount of $94,000 related to options issued as part of the bridge loan financing with Laguna Pacific Partners, LLP.

Net  Losses

     The Company's net losses for the nine months ending January 31, 2002 and 2001 were $581,979, and $4,543,282, or $0.02 and $0.22 per share respectively.
During the most recent nine-month period, the non-cash expense component of the Company's net loss was significant. For the nine months ending January 31, 2002, non-cash expense relating to common stock issued to consultants, for interest and for non-recurring settlements amounted to $604,000, $116,875 and $282,494, respectively. The Company believes that with its continued growth in revenues and its ability to leverage its fixed costs against those revenues, it will be able to reduce its net losses in the future, and possibly achieve profitability.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

     Net cash used in operating activities was $776,520 and $399,685 for the nine months ending January 31, 2002 and 2001, respectively. Net loss decreased significantly between the periods to $581,979 for the period ending January 31, 2002, compared to a net loss of $4,543,282 for the period ending January 31, 2001. Non-cash expenses relating to the issuance of stock for services, depreciation and amortization and amortization of debt discounts totaled $1,027,526 and $3,690,368 for the nine months ended January 31, 2002 and 2001, respectively.

     Net cash from investing activities was $(11,650) and $23,244 for the nine months- ended January 31, 2002and 2000, respectively. There were no individually significant sources or uses of funds from investing activities for either period presented.

     Net cash provided by financing activities was $1,328,939 and $613,263 for the periods ending January 31, 2002 and January 31, 2001 respectively. Cash provided by financing for the period ended January 31, 2001 relates primarily to net proceeds received from private placements of the Company's stock, reduced by payments made on the Company's note payable to EMB corporation related to the acquisition of AMRES. Cash provided by financing for the period ended January 31, 2002 relates primarily to advances on the Company's warehouse line of credit in the amount of $1,135,145 associated with its mortgage banking operations and to the proceeds from the issuance of the bridge loan. The warehouse line of credit is secured by first and second trust deed mortgages.

     The Company generated cash flows from a bridge financing in the amount of $225,000. The Company was required to issue warrants to purchase 225,000 shares of common stock for $1.00, the exercise price of which is based on a 30% discount from the closing bid price on the date of exercise. The total value of the warrants amounted to $132,345 based on the relative fair value of the warrants to the proceeds from the financing. The value is treated as a discount to the carrying value the debt which is being amortized over the nine-month term of the note using the effective interest method. In March 2002, due to the death of Thomas Ehrlich, Anza Capital, Inc. has abandoned its plans to raise capital for Anza Properties. The Company plans to repay the note from proceeds generated by the sale of its common and/or preferred stock in private placements. In the event the capital from the sale of securities is not received, management intends to repay the note from cash on hand, or cash flows generated from operations, if any.

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

     The Company is current in servicing its obligations as they become due. From time to time, the Company used its common stock to provide compensation for outside services that were required. It is the belief of management, that beginning the first quarter 2003, little or no common stock will be issued for services.

     The Company's stockholders equity increased from a deficit of ($69,925) to an equity of $184,000 primarily due to the issuance of common stock in relief of debt.

     Management is pleased with the current direction and financial improvement of the Company. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. BravoRealty is performing as projected, requiring budgeted initial investment in capital prior to ramping up to full operations, including anticipated selling of franchises. And Titus, with a small loss, is poised for a round of new investors when the markets permit. The cash flow of the Company has markedly improved, with cash on hand ending January 31, 2002 of $633,655 versus $522,405 the year earlier. Short-term debt is manageable. A $43,000 note is being paid off in monthly payments through May of 2002, with approximately $27,000 unpaid as of January 31, 2002. The $225,000 note due Bridgeloan is to be paid from the sale of Company stock or can be paid with cash on hand. The Company paid $125,000 towards the convertible note due our Chief Executive with an original balance of $485,446, due in December 2002. The remaining balance of $360,446 of the note with a carrying balance of $322,605, net of discounts, will convert into common stock, or extend the maturity date, at holder's option, if paying in cash proves too difficult for the Company. The $103,404 convertible note due in December 2002 was purchased by AMRES for consideration at $40,000 of which $25,000 was tendered during the third quarter. And, the $1,745,900 in convertible preferred is expected to convert to common stock. Significant debt has been eliminated, and no current obligations are delinquent. It is our opinion, baring some significant adverse change in our business, that the Company should continue to grow rapidly and continue to increase its profitability.

     Our Interim financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has incurred significant losses from operations and current liabilities exceed current assets by approximately $338,179, it may require financing to meet its cash requirements. Our auditors included an explanatory paragraph in their annual report raising substantial doubt about its ability to continue as a going concern. However, during the nine months ended January 31, 2002, the Company executed relief from certain obligations by settlement of its creditors. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration.

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

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  2     CHANGES  IN  SECURITIES

     In November 2001, the Company issued 244,000 shares of Series A Convertible Preferred Stock to an accredited investor in exchange for consideration equal to $80,500 in cash and forgiveness of debt in the amount of $41,500. In January 2002, the Company issued 156,000 shares of Series A Convertible Preferred Stock to the same investor in exchange for consideration equal to $83,374. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In January 2002, the Company issued an aggregate of 1,012,854 shares of common stock to a preferred stockholder upon conversion of 525 shares of Series C Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The common stock was restricted in accordance with Rule 144 promulgated under the Act.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual meeting of stockholders on December 6, 2001. Proxies were not solicited from the shareholders.

     Two individuals were elected to the Company's Board of Directors, namely Vincent Rinehart and Scott A. Presta, both of which were Directors of the Company prior to the meeting. The results of the voting were as follows:

Director                Votes  For      Votes  Against          Votes  Withheld
--------                ----------      --------------          ---------------
Vincent Rinehart        22,200,000            -0-                     -0-
Scott A. Presta         22,200,000            -0-                     -0-

     The other matters on which the shareholders voted, and the results of voting, were:

     (i) to amend the Articles Of Incorporation of the Company to change the name of the Company to Anza Capital, Inc., a Nevada Corporation.

                        Votes  For      Votes  Against          Votes  Withheld
                        22,200,000            -0-                     -0-


     (ii) to ratify the appointment of McKennon Wilson & Morgan LLP, Certified Public Accountants, as independent auditors for the fiscal year ending April 30, 2002.

                        Votes  For      Votes  Against          Votes  Withheld
                        22,200,000            -0-                     -0-


     (iii) to ratify certain executive compensation awards, a Global Settlement, and bridge financing transactions.

                        Votes  For      Votes  Against          Votes  Withheld
                        22,200,000            -0-                     -0-


     (iv)    to  ratify  the  Company's  acquisition  strategy.

                        Votes  For      Votes  Against          Votes  Withheld
                        22,200,000            -0-                     -0-


ITEM  5    OTHER  INFORMATION

Company  Name  Change
---------------------

     Effective on the open of business January 2, 2002, the Company changed its name from e-Net Finnancial.com Corporation to Anza Capital, Inc. In conjunction therewith, the Company's trading symbol for its common stock changed from "ENNT" to "ANZA."

Status  of  Subsidiaries
------------------------

- American Residential Funding, Inc. ("AMRES") is the principal operating mortgage subsidiary of the Company. AMRES operates primarily as a mortgage banker and mortgage broker through an expansion of its existing company-owned and branch operations. AMRES has relationships with over 300 agents in over 250 branches, and is licensed in over 40 states. AMRES was profitable for the first time in the quarter ended January 31, 2002.

- Expidoc.com, Inc. ("Expidoc") is an Internet-based nationwide notary service that specializes in providing mortgage brokers with a solution to assist with the final step of the loan process: notarizing signatures of the loan documents. Expidoc was profitable for the first time in the quarter ended January 31, 2002.

- Brave Real Estate Network, Inc. ("BravoRealty") is an internet-based real estate brokerage which was incorporated in May 2000 and began operations in January 2001. The web-site is completed and fully operational, but this subsidiary has generated only a limited amount of revenue to date.

- Titus Real Estate, Inc. ("Titus Real Estate") is the management company of Titus REIT. Titus Real Estate, while currently operational, is not expected to provide significant revenues for Anza. To date, six of ten properties have been sold, and the final two properties are on the market to be sold. It is the intent of the management of the Company to repay its initial investors, operate the REIT at minimal levels, and raise new capital for Titus REIT when the market permits, although no estimate can be made as to when that might be. The Company believes the long term benefits of a REIT compliment the Company's business plan. Titus Real Estate, LLC, has incurred small operating losses during the current quarter.

- Anza Properties, Inc. ("Anza Properties") was formed in June 2001 to acquire income producing real estate. Due to the death of Mr. Thomas Ehrlich in March 2002, all operational and fundraising efforts associated with Anza Properties have been permanently discontinued.

ITEM  6    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)   Exhibits

           None.

     (b)   Reports  on  Form  8-K

           None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        /s/  Vincent  Rinehart
Dated:  March  25,  2002                _____________________________
                                        By:     Vincent  Rinehart
                                        Its:    President,  Chairman,
                                                Chief Executive Officer,
                                                Chief Financial Officer,
                                                Chief Accounting Officer,
                                                and  Director



                                        /s/  Scott  A.  Presta
Dated:  March  25,  2002                _____________________________
                                        By:     Scott  A.  Presta
                                        Its:    Director