Form 10KSB/A
period 2001-04-30
E-NET FINANCIAL COM CORP
filed 2002-04-23
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  THIRD AMENDED
                                  FORM 10-KSB/A

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

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

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, Anza Capital, Inc. has restated its Annual Statement on Form 10-KSB. This Annual Statement is for the year ended April 30, 2001, was originally filed with the Commission on August 16, 2001, and was amended on February 27, 2002 and again on March 5, 2002. Effective on January 2, 2002, the Company changed its name from e-Net Financial.com Corporation to Anza Capital, Inc. References throughout this Annual Statement are accurate as of the date originally filed, and other than on the front page, references to the Company as e-Net Financial.com Corporation have been left as originally drafted. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

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

     Unfortunately, as the securities markets deteriorated, so did the funding for the Titus R.E.I.T. During the year ended April 30, 2001, the Company focused the majority of its efforts on its other subsidiaries, namely AMRES, Expidoc, and Bravorealty.com, and as such, Titus did not provide the Company with any significant revenue or cash flow (approximately $9,000 of revenue for the year ended April 30, 2001). Through April 30, 2001, management has been unsuccessful in obtaining capital for the Titus R.E.I.T. However management intends to actively seek capital for the Titus R.E.I.T. as management believes there is a significant opportunity to generate cash flows for e-Net; however, there are no assurance that such capital will be raised. Since we have been unsuccessful in our capital raising and operating efforts, we found it necessary to impair goodwill by an additional $1,155,057 based on a current liquidation value of the Titus R.E.I.T of an estimated $250,000.

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



Dated:  April 18,  2002                        Anza  Capital,  Inc.

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



                                               /s/  Vincent  Rinehart
Dated:  April 18,  2002                        _____________________________
                                               By:   Vincent  Rinehart
                                               Its:  President,  Chairman,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer,
                                                     Chief Accounting Officer,
                                                     and  Director



                                               /s/  Scott  A.  Presta
Dated:  April 18,  2002                        _____________________________
                                               By:   Scott  A.  Presta
                                               Its:  Director

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

As discussed in Note 2, the Company restated its consolidated financial statements for the years ended December 31, 2000 and 2001 for the correction of an error. The impact of the error had no effect on the Company's financial position, results of operations or cash flows.

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


                                                         Ten             Year
                                                     Months Ended        Ended
                                                   April 30, 2000    April 30, 2001
                                                 ----------------   ----------------

Revenues:
 Broker commissions. . . . . . . . . . . . . . . .       4,647,848     10,558,885
 Other . . . . . . . . . . . . . . . . . . . . . .          41,322        432,365
                                                      -------------  -------------
                                                         4,689,170     10,991,250
                                                      -------------  -------------

Cost of revenues-
 Commissions . . . . . . . . . . . . . . . . . . . .     3,411,750      7,527,903
                                                      -------------  -------------

Gross profit. . . . . . . . . . . . . . . . . . . .      1,277,420      3,463,347
                                                      -------------  -------------

Sales and marketing
General and administrative.. . . . . . . . . . .         1,989,017      5,434,369
Salaries and Wages                                       1,070,357      1,370,839
Loss on rescission of LoanNet acquisition. . . . . .             -      1,838,012
Goodwill impairment of Titus . . . . . . . . . . . .             -      1,155,057
                                                      -------------  -------------

   Total costs and expenses. . . . . . . . . . . . .     3,059,374      9,858,277
                                                      -------------  -------------

   Operating loss. . . . . . . . . . . . . . . . . .    (1,781,954)    (6,394,930)

Interest expense                                           (27,343)      (203,306)
Other income (expense), net. . . . . . . . . . . . .        12,398         24,709
                                                      -------------  -------------

   Net loss. . . . . . . . . . . . . . . . . . . . .  $ (1,796,899)  $ (6,573,527)
                                                      =============  =============


Basic and diluted net loss per share of common stock  $      (0.22)  $      (0.31)
                                                      =============  =============

Weighted average common shares outstanding . . . . .     8,129,791     21,511,987
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

Restatement of Consolidated Financial Statements

In the consolidated financial statements as of April 30, 2001 and 2000, the Company had incorrectly accounted for 2,750,000 shares and 250,000 shares, respectively, of common stock issued to capitalize AMRES as treasury stock instead of accounting for such as an inter-company transaction, which should be eliminated in consolidation. Such restatement did not have any impact on the consolidated statement of operations or cash flows for the years ended April 30, 2000 and 2001. The Company restated its capital accounts as of April 30, 2000 and 2001 as follows, with no effect on total stockholders' equity. (deficit):

April 30, 2000                    As reported                 As restated
--------------                   -------------               -------------

Common stock                     $     19,854                $     19,604
Additional paid-in capital          8,269,101                   6,278,351
Treasury stock                     (1,991,000)                          -
Total stockholders' equity       $  1,230,681                $  1,230,681


April 30, 2001                    As reported                 As restated
--------------                   -------------               -------------

Common stock                     $     26,385                $     23,635
Additional paid-in capital         10,378,934                  10,119,184
Treasury stock                       (262,500)                          -
Total stockholders' deficit      $ (1,184,382)               $ (1,184,382)

NOTE  3  -  ACQUISITIONS

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