Form 10QSB/A
period 2001-07-31
E-NET FINANCIAL COM CORP
filed 2002-04-23
CIK 926844

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C.  20549

                                   THIRD AMENDED
                                   FORM 10-QSB/A

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

In response to comments from the United States Securities and Exchange Commission, Anza Capital, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended July 31, 2001, was originally filed with the Commission on September 19, 2001, and was amended on February 27, 2002 and again on March 5, 2002. Effective on January 2, 2002, the Company changed its name from e-Net Financial.com Corporation to Anza Capital, Inc. References throughout this Quarterly Statement are accurate as of the date originally filed, and other than on the front page, references to the Company as e-Net Financial.com Corporation have been left as originally drafted. The Company has not undertaken to update all of the information in this Quarterly
Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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
                                                                              ===============  ===============

Supplemental cash flow information:

Cash paid for interest and income taxes was not significant during the periods presented

                      NOTES TO INTERIM FINANCIAL STATEMENTS


The Company restated its consolidated statement of operations for the three months ended July 31, 2001, for the correction of certain errors resulting from errors in the financial statements. The effects of the Company's restatement on their results of operations for 2002 are as follows:


                                                           Net  Loss             Net  Loss
                                                                                 Per  Share
                                                          ------------          ------------
Net loss, as previously reported                          $  (280,984)          $     (0.01)

Adjustments  reduce  loss  (increase  loss):

    Decrease  in  interest  expense  relating  to
       amortization  of  the  Laguna  warrants                 25,064                     -
    Reduce non-recurring loss on settlement due
       to unrecognized beneficial conversion feature
       AMRES Holding note payable                              60,681
    Interest expense from amortization of the beneficial
       conversion feature on AMRES Holding note payable        (3,458)                    -
    Accrued  general  and administrative expenses             (56,900)                    -
    Other                                                      (6,925)                    -
                                                            -----------            ---------
Net  Loss  as  restated                                   $  (262,522)          $     (0.01)
                                                            ===========            =========


Warrants  issued  with  Bridge  Loan

During the three months ended July 31, 2001, the Company had incorrectly valued the warrants granted in connection with Laguna financing using the fair value method amounting to $321,429 rather then the relative fair value method amounting to $132,345. The difference in interest expense from amortization of the warrants using the two different methods totaled $25,064.

Beneficial  conversion  feature

During the three months ended July 31, 2001, the Company had incorrectly expensed the entire value of the beneficial conversion feature of the AMRES Holding note payable of $60,681, to non-recurring loss on settlement rather then amortize the value of the beneficial conversion feature over the maturity of the note to interest expense. During the three months ended July 31, 2001, the Company incurred $3,458 of interest expense from correctly amortizing the value of the beneficial conversion feature over the maturity of the note payable.

Accrued  general  and  administrative  expenses

The Company became aware of certain general and administrative expenses, that relate to the three months ended July 31, 2001, and accordingly, management accrued a liability for such expenses in the restated financial statements for the three months ended July 31, 2001.

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

NOTE  9.  SUBSEQUENT  EVENTS

INVESTMENT  BANKING  AGREEMENT

On May 27, 1999, the Company entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.13, expiring on May 31, 2001. Additionally, the Company was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker will receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. The Company valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the Common Stock and to cancel the options to purchase 200,000 shares. As of July 31, 2001, entire value of this contract had been amortized. These shares were not issued due to delays caused by the Company; however, through August 7, 2001, the investment banker had rights to receive such shares by amendment amongst the parties. Accordingly, such shares are included in the outstanding shares at July 31, 2001. On August 7, 2001, the Company agreed to settle a dispute over the terms of the amendment in by canceling the 200,000 shares in exchange for 1,500,000 of the Company's restricted common stock. The Company valued the additional 1,300,000 shares at $0.17 and will charge operations by $221,000 for this non-recurring loss on settlement during the three month.

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