Form 10QSB/A
period 2001-10-31
E-NET FINANCIAL COM CORP
filed 2002-04-23
CIK 926844

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

     In response to comments from the United States Securities and Exchange Commission, Anza Capital, Inc. has restated its Quarterly Statement on Form 10-QSB. This Quarterly Statement is for the quarter ended October 31, 2001, was originally filed with the Commission on December 17, 2001, and was amended on February 27, 2002 and again on March 5, 2002. Effective on January 2, 2002, the Company changed its name from e-Net Financial.com Corporation to Anza Capital, Inc. References throughout this Quarterly Statement are accurate as of the date originally filed, and other than on the front page, references to the Company as e-Net Financial.com Corporation have been left as originally drafted. The Company has not undertaken to update all of the information in this Quarterly
Report, but instead has updated only those areas requested by the Commission. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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
                                                                              ==============  ==============

Supplemental cash flow information:

Cash paid for interest and income taxes was not significant during the periods presented

                      NOTES TO INTERIM FINANCIAL STATEMENTS

The Company restated its consolidated statement of operations for the three months ended October 31, 2001, for the correction of certain errors resulting from errors in the financial statements. The effects of the Company's restatement on their results of operations for 2002 are as follows:

                                                             Net  Loss          Net  Loss
                                                                               Per  Share
                                                           ------------       -----------
Net loss, as previously reported                           $  (142,893)       $        -

Adjustments reduce net loss (increase net loss):

    Decrease in interest expense relating to
       amortization of the Laguna warrants                      71,844                 -
    Non-recurring loss on settlement  due
       additional shares granted to investment banker         (221,000)            (0.01)
    Interest expense from amortization of the beneficial
       conversion feature on AMRES Holding note payable         (9,584)                -
    Accrued general and administrative expenses                (25,000)                -
                                                              ---------          ---------
Net  Loss  as  restated                                    $  (334,858)       $    (0.01)
                                                           ============          =========


Warrants  issued  with  Bridge  Loan

The Company had incorrectly valued the warrants granted in connection with Laguna financing using the fair value method amounting to $321,429 rather then the relative fair value method amounting to $132,345. The difference in interest expense from amortization of the warrants using the two different methods totaled $71,844 during the three months ended October 31, 2001.

Beneficial  conversion  feature

During the three months ended July 31, 2001, the Company had incorrectly expensed the entire value of the beneficial conversion feature of the AMRES Holding note payable of $60,681, to non-recurring loss on settlement rather then amortize the value of the beneficial conversion feature over the maturity of the note to interest expense. During the three months ended October 31, 2001, the Company reported an additional $9,584 of interest expense from correctly amortizing the value of the beneficial conversion feature over the maturity of the note payable.

Non-recurring  loss  on  settlement

During the three months ended, the Company issued common stock to an investment banker as a final settlement of a dispute arising from former officers of the Company in fiscal 2000. The Company did not value these shares since they believed that the value of the services in excess of $330,000 was reported in 2001. Upon further review, management determine it was appropriate to record a charge to operations totaling $221,000. See note 8 for further discussion.

Accrued  general  and  administrative

The Company became aware of certain general and administrative expenses that relate to the three months ended October 31, 2001, and accordingly, management accrued a liability for such expenses in the restated financial statements for the three months ended October 31, 2001.

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