Form 10KSB
period 2002-04-30
ANZA CAPITAL INC
filed 2002-08-13
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     X     No.
                                                          -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's revenues for its most recent fiscal year.       $26,622,055
for  the  year  ended  April  30,  2002.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $799,242 based on the closing price of $0.03 for the common stock on July 15, 2002.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 2002, there were 41,369,401 shares of common stock, par value $0.001, issued and out-standing.

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

                     Transitional Small Business Disclosure
                               Format (check one):

                              Yes   No      X    .
                                        ----------

                               ANZA CAPITAL, INC.

                                TABLE OF CONTENTS
                                -----------------

                                     Part I

ITEM  1  -  DESCRIPTION OF BUSINESS                                            2
-----------------------------------

ITEM  2  -  DESCRIPTION OF PROPERTY                                           12
-----------------------------------

ITEM  3  -  LEGAL PROCEEDINGS                                                 13
-----------------------------

ITEM  4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
---------------------------------------------------------------

                                    Part II

ITEM  5  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          14
--------------------------------------------------------------------

ITEM  6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         15
---------------------------------------------------------------------

ITEM  7  -  FINANCIAL STATEMENTS                                              24
--------------------------------

ITEM  8  -  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING
------------------------------------------------------------------------
            AND FINANCIAL DISCLOSURE                                          24
            ------------------------

                                    Part III

ITEM  9  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 25
            -------------------------------------------------

ITEM 10  -  EXECUTIVE COMPENSATION                                            26
----------------------------------

ITEM 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    28
--------------------------------------------------------------------------

ITEM 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    30
-----------------------------------------------------------

ITEM 13  -  EXHIBITS AND REPORTS ON FORM 8-K                                  34
--------------------------------------------

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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

GENERAL

     Anza Capital, Inc. ("Anza" or the "Company") was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes, as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, and finally, effective on January 2, 2002, Anza Capital, Inc. In November 1999, our outstanding common stock underwent a two-for-one forward split.

BUSINESS  OVERVIEW

     We are a holding company which currently operates through four (4) subsidiaries, namely American Residential Funding, Inc., a Nevada corporation (AMRES), ExpiDoc.com, Inc., a California corporation (Expidoc), Titus Real Estate LLC, a California limited liability company (Titus Real Estate), and Bravo Realty.com, a Nevada corporation (Bravorealty.com).

     AMRES represents greater than 97% of our consolidated revenue. Please see further discussion of AMRES below.

AMRES

General

     Since 1999, we have been engaged in business as a retail mortgage broker, primarily through our then-wholly-owned subsidiary, e-Net Mortgage. However, e-Net Mortgage was not capitalized to the level that permitted it to expand its operations outside of its offices in San Jose and Costa Mesa, California, and Las Vegas, Nevada. With the pending acquisition of AMRES, we stopped conducting business through e-Net Mortgage in the fourth quarter of the fiscal year ended April 30, 2000. Since completion of the acquisition of AMRES, it has become our principal operating mortgage subsidiary. Our management intends to operate AMRES primarily as a mortgage banker and mortgage broker through an expansion of its existing company-owned and branch operations. AMRES was profitable for the first time during the quarter ended January 31, 2002.

     The name "AMRES" is approved for use by American Residential Funding, Inc. by the California Department of Real Estate, the primary governing body of AMRES. An appropriate DBA filing of AMRES has been done, and the company is regularly referred to as "AMRES".

Loan  Making

     AMRES is primarily a loan broker, arranging an average of $100,000,000 per month in home loans. AMRES, through their agents in some 300 branches (1-8 agents in each branch) is licensed in 39 states to originate loans. Although AMRES has a $2,000,000 ($2,500,000 as of May 20, 2002) warehouse line of credit with which to directly fund loans, less than 5% of total loan volume is funded this way. AMRES, through their loan agents, locates prospective borrowers from real estate brokers, home developers, and marketing to the general public. After taking a loan application, AMRES processes the loan package, including obtaining credit and appraisal reports. AMRES then presents the loan to one of approximately 200 approved lenders, who then approve the loan, draw loan documents and fund the loan. AMRES receives a commission for each brokered loan, less what is paid to each agent.

Loan  Standards

     Mortgage loans arranged by AMRES are generally loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that generally do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured or VA-guaranteed. Generally, each mortgage loan having a loan-to-value ratio in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof.

     The mortgage loans are generally "one-to-four-family" mortgage loans, which are permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one-to-four-family primary residences and condominiums or other attached dwelling units, including individual condo-miniums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan must be secured by an owner-occupied primary residence or second/vacation home, or by a non-owner occupied residence. The mortgaged property may not be a mobile home.

     In general, no mortgage loan is expected to have an original principal balance less than $30,000. While most loans will be less than $700,000, loans of up to $2,000,000 may be brokered to unaffiliated third-party mortgage lenders. Fixed rate mortgage loans must be repayable in equal monthly installments that reduce the principal balance of the loans to zero at the end of the term.

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

     The above-described laws do not have a material effect on the company's operations because it acts primarily as a broker to direct lenders.

Mortgage  Software  and  Technology

     AMRES currently uses loan origination software developed by an independent third party, which is accessible by its company-owned offices and at branch offices through an Intranet system. This software can quickly review the underwriting guidelines for a vast number of loan products, including those offered by Fannie Mae and Freddie Mac and select the appropriate loan product for the borrower. The software then allows the routing of pertinent information to the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages, and the automated systems of independent lenders such as IndyMac. Thus, in less than one hour, a borrower can receive loan approval, subject only to verification of financial infor-mation and appraisal of the subject property. The software also permits the contemporaneous ordering and review of preliminary title reports and escrow instructions.

EXPIDOC  NATIONWIDE  NOTARY  SERVICES

     ExpiDoc is an Internet-based nationwide notary service that specializes in providing mortgage brokers with a solution to assist with the final step of the loan process: notarizing signatures of the loan documents. This is accomplished through ExpiDoc's automation of the process, its knowledgeable, experienced staff, and proprietary technology. ExpiDoc provides its clients with real-time access to the status of their documents, 24 hours a day, 7 days a week. ExpiDoc's proprietary software executes both the front office notary coor-dination and the back office administration. ExpiDoc currently employs 3 people, located in Costa Mesa.

DISCUSSION  OF  OTHER  OPERATIONS

     Bravorealty.com, which is not affiliated with the now non-operational Bravo Real Estate, is a real estate brokerage which was incorporated in May 2000 and began operations in January 2001. AMRES owns 69% of Bravorealty.com, with the balance owned by Vincent Rinehart (15%), David Villarreal (15%), and Kevin Gadawski (1%). Bravorealty.com's business model targets real estate agents as its customers and offers 100% commission retention for the agent, while charging a minimal fixed fee per closed transaction. Bravorealty.com's web site is operational, but it is currently in need of funding to complete its launch and implement the required infrastructure. If we are able to secure the required funding, we anticipate remaining the majority shareholder. If the required funding is secured from outside investors, we may retain only a minority ownership position.

     Titus Real Estate is the management company of Titus REIT. Titus Real Estate, while currently operational, is not expected to provide us with significant revenues. Titus REIT is currently the owner of one apartment building in Long Beach, California, which is in escrow to be sold. Titus REIT is in need of additional capital in order to expand its operations, and if it successful, the amount of revenue to us through Titus Real Estate may increase.

     LoanNet is not operating at this time. On March 30, 2001, our Board of Directors, none of whom were officers, directors, or management of LoanNet, rescinded the acquisition of LoanNet due to misrepresentations by LoanNet's management, officers, and directors. Our management demanded the return of the 250,000 shares issued, and attempted to deliver the shares of common stock it received in connection with the acquisition to the original selling shareholder, whom is also the preferred stockholder, the chief executive officer and director or LoanNet. The 250,000 shares of common stock were not returned by the former LoanNet shareholders. While in operation, LoanNet recorded cumulative net losses and did not provide any cash flow for Anza. We wrote off our full investment in LoanNet in the third quarter of 2000.

SALES  AND  MARKETING

     As of July 15, 2002 we marketed and sold our mortgage brokerage services primarily through a direct sales force of loan agents totaling approximately 20 persons based in Costa Mesa, California, as well as approximately 500 loan agents at branch locations. We maintain 4 Company-owned offices in Southern California and more than 300 branch offices in 39 states.

     Our sales efforts are headquartered primarily in our Costa Mesa, California office. Once a branch is opened, a branch manager supervises a licensed branch office and its employees, and receives all of the profits of that branch, after all relevant corporate fees have been collected. AMRES provides accounting, licensing, legal, compliance and lender access for each branch, retaining a percentage of commission generated by loan correspondents at each branch. The branch managers must follow all guidelines set forth by AMRES as well as all regulations of various government agencies and are independently responsible for the expenses incurred at the branch level, including personnel expenses.

COMPETITION

     We face intense competition in the origination, acquisition and liquidation of our mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including real estate investment trusts. Many of our competitors have significantly more assets and greater financial resources than us. In addition, there may be other competitors that we have not identified. We can make no representations or assurances that there will not be increased competition or that our projections will ever be realized due to the intensity of our competition.

PROPRIETARY  RIGHTS  AND  LICENSING

     Our success is dependent, to a degree, upon proprietary technology. We may rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners to protect our proprietary rights. We may seek to protect our electronic mortgage product delivery systems, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or to obtain and use information that we regard as proprietary. While we are not aware that any of our systems infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Certain components of our electronic mortgage products delivery system are not proprietary and other competitors may acquire such components and develop similar or enhanced systems for the electronic delivery of mortgage products to mortgage brokers and borrowers.

     In addition, we rely on certain software that we license from third parties, including software that is used in conjunction with our mortgage products delivery systems. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software or data licenses could result in delays or cancellations of contracts with Net Branch operations until equivalent software can be identified and licensed or developed and integrated with our product offerings. Any such delay or cancellation could materially adversely affect our business, financial condition or results of operations.

ENVIRONMENTAL  MATTERS

     We have not been required to perform any investigation or clean up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

     In the course of our business, we may acquire properties securing loans that are in default. Although we primarily lend to owners of residential properties, there is a risk that we could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

TRADE  NAMES  AND  SERVICE  MARKS

     We devote substantial time, effort, and expense toward developing name recognition and goodwill for our trade names for our operations. We intend to maintain the integrity of our trade names, service marks and other proprietary names against unauthorized use and to protect the licensees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade name and other proprietary names and marks could adversely affect our sales of licenses under such trade name and other proprietary names and marks. We know of no current materially infringing uses.


EMPLOYEES

     As of July 15, 2002, we employed a total of approximately 570 persons. Of the total, 39 officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, all of whom were engaged in Finance and Administration. In addition, we employ 531 individuals through our Net Branch operations, 131 of who were engaged in loan administration and 400 of who were engaged in loan production. None of our employees is represented by a labor union with respect to his or her employment.

HISTORICAL  CHANGES  IN  BUSINESS  STRATEGY  AND  CHANGES  IN  CONTROL

     Effective March 1, 1999, we acquired e-Net Mortgage Corporation, a Nevada corporation ("e-Net Mortgage"), and City Pacific International, U.S.A., Inc., a Nevada corporation ("City Pacific"). Pursuant to the Share Exchange Agreement and Plan of Reorganization dated March 1, 1999, regarding e-Net Mortgage, its shareholders received 2,000,000 shares of our common stock in exchange for all of the issued and outstanding stock of e-Net Mortgage, which became our wholly owned subsidiary. Regarding City Pacific, its shareholders received 500,000 shares of our common stock in exchange for all of the issued and outstanding stock of City Pacific, which also became our wholly owned subsidiary. Effective as of March 1, 1999, Michael Roth, who had owned 100% of e-Net Mortgage, became our Chairman, CEO, President, a director, and the owner of 44% of our common stock. Also effective as of that date, Al Marchi, who had owned 100% of City Pacific, became a director and the owner of 11% of our common stock. Following this transaction, we entered into a series of acquisitions as part of our strategy of horizontal market penetration and in an effort to increase revenues.

     On November 29, 1999, we issued 250,000 shares of our common stock to Paul Stevens in exchange for Mr. Stevens' transfer to us of 500,000 shares of common stock of EMB Corporation ("EMB") that he owned (the "Stevens EMB Shares"). On December 21, 1999, and in connection with that exchange, we entered into agreements with Digital Integrated Systems, Inc. ("DIS"), and EMB to acquire their respective 50% interests in VPN.COM JV Partners, a Nevada joint venture
("VPN Partners") involved in vertically integrated communications systems. In consideration of the purchase of the interests, we issued a one-year promissory note to DIS in the amount of $145,000 (the "DIS Note") and tendered to EMB the Stevens EMB Shares. At the time of such transactions, Mr. Stevens was the sole owner of DIS and the President and Chief Executive Officer of VPN Partners. Upon closing of the acquisitions, we integrated VPN Partners with VPNCOM.Net, Inc. (previously known as City Pacific). At the time of the transaction, our management believed that VPN Partners and Mr. Stevens would contribute materially to our planned expansion.

     On January 12, 2000, as revised on April 12, 2000, we entered into an agreement (the "Amended and Restated Purchase Agreement") with EMB to acquire two of its wholly owned subsidiaries, namely American Residential Funding, Inc., a Nevada corporation ("AMRES"), and Bravo Real Estate, Inc., a California corporation ("Bravo Real Estate"). At the time of the acquisition, AMRES was the principle operating company of EMB, and EMB had previously acquired AMRES from AMRES Holding LLC ("AMRES Holding"), in exchange for EMB common stock. Mr. Rinehart, now one of our officers and one of our two directors, controls AMRES Holding and his shares of our common stock are held in the name of AMRES Holding. The purpose of the acquisition was to acquire market share, revenues, and certain key management personnel. We also acquired all of EMB's rights to acquire Titus Real Estate LLC, a California limited liability company ("Titus
Real Estate") from its record owners. Titus Real Estate is the management company for Titus Capital Corp., Inc., a California real estate investment trust (the "Titus REIT"), in which we have no ownership interest. Titus REIT currently holds one apartment building in Long Beach, California, which is in escrow to be sold.

     On February 11, 2000, we executed a purchase agreement (the "Titus Purchase Agreement") for the acquisition of Titus Real Estate and issued 100,000 shares of our Class B Convertible Preferred Stock (the "B Preferred") to AMRES Holding/Rinehart, and 300,000 shares of our common stock to Scott A. Presta, in their capacities as the owner-members of Titus Real Estate. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with us in any way, but both became members of management in April 2000 (see Item 9 - Directors, Officers, and Control Persons). Upon closing, Titus Real Estate became our wholly owned subsidiary. The consideration given was valued at $1.6 million, all of which was allocated to Goodwill to be amortized over a period of 10 years. Our management had hoped that the acquisition of Titus Real Estate would increase our overall revenue stream. We took a charge for impairment of goodwill in the amount of $1,155,057 in the fourth quarter 2000 with respect to our investment in Titus Real Estate.

     On February 14, 2000, in our continuing efforts to expand, we acquired all of the common stock of LoanNet Mortgage, Inc., a Kentucky corporation ("LoanNet"), a mortgage broker with offices in Kentucky and Indiana. Pursuant to the Stock Purchase Agreement dated February 14, 2000, we issued 250,000 shares of our common stock, valued at $2.3 million, to the selling shareholders of LoanNet, which became our wholly-owned subsidiary. As of the closing of the transaction, LoanNet also had 400 shares outstanding of 8% non-cumulative, non-convertible preferred stock, the ownership of which has not changed. The preferred stock is redeemable for $100,000. As of February 28, 2001, all three LoanNet offices have been closed. We took a charge for impairment of goodwill in the amount of $1,985,012 in the fourth quarter 2000 with respect to our investment in LoanNet.

     On March 1, 2000, we sold VPNCOM.Net, Inc., which had proven to be unprofitable and inconsistent with our changing business structure, to Al Marchi, its then-President. The sales consideration consisted of his 30-day promissory note in the principal amount of $250,000 (paid in full on April 15, 2000), the assumption of the DIS Note, and the return of 250,000 shares of our common stock owned by him.

     On March 17, 2000, we acquired all of the common stock of ExpiDoc.com, Inc., a California corporation ("ExpiDoc"). ExpiDoc is an Internet-based, nationwide notary service, with over 6,500 affiliated notaries, that provides document signing services for various mortgage companies. Pursuant to the Stock Purchase Agreement dated February 14, 2000, we issued 24,000 shares of our common stock, valued at $196,510, to the selling shareholders of ExpiDoc, which became our wholly owned subsidiary. As of the closing of the acquisition, we entered into management and consulting agreements with ExpiDoc's owners and management, including Mr. Rinehart and Mr. Presta. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with us in any way, but both became members of management in April 2000 (see Item 9 - Directors, Officers, and Control Persons).

     On April 12, 2000, we closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, we issued 7.5 million shares of our common stock to EMB, representing nearly 40% of our then issued and outstanding common stock, paid $1,595,000 cash, and issued a promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became our wholly owned subsidiaries. As of April 30, 2001, the remaining principal balance of the promissory note was $1,055,000, and the note was cancelled in its entirety effective June 27, 2001, (see discussion of Global Settlement below). AMRES was the acquirer for financial reporting purposes.
Since Bravo Real Estate had no operations or net assets, our management determined that a nominal value of $1,000 be attributed to its name. The fair value attributable to the 7.5 million shares of our common stock on April 12, 2000 was $3,838,000 based on the fair value of assets acquired. Because the purchase was accounted for as a reverse acquisition, the $4.0 million in cash and notes issued to EMB were treated as a deemed distribution with a charge to our accumulated deficit. On April 12, 2000, James E. Shipley, the former CEO of EMB, was elected our Chairman of the Board of Directors and Vincent Rinehart was elected our President, Chief Executive Officer, and a director. Bravo Real Estate never commenced operations, had no assets, and is no longer an operating subsidiary.

     Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of our acquisition of AMRES and Bravo from EMB. Mr. Shipley resigned as Chairman of EMB and became our Chairman in April 2000 (replacing Mr. Roth as our Chairman), and resigned as one of our officers on December 31, 2000, when Mr. Rinehart became our Chairman.

     Mr. Rinehart was never an officer or director of EMB, but was the owner of 2,000,000 shares of EMB common stock, making him an approximate 10% owner of EMB at the time of the sales in April 2000, and continues as one of our officers and directors, as well as an officer of all of our wholly-owned subsidiaries.

     On April 12, 2000, in accordance the provisions of the Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, AMRES Holding/Rinehart demanded that its B Preferred be repurchased by us for an aggregate of one million dollars. On April 20, 2000, we agreed with AMRES Holding/Rinehart and Mr. Presta to amend the Titus Purchase Agreement to provide for the return of 100,000 shares of our Class B preferred stock issued to AMRES Holding and Mr. Presta upon the issuance of 1,000,000 shares of our common stock to them.

     On May 24, 2000, Michael Roth and Jean Oliver, the sole remaining officers and directors of prior management, resigned their remaining positions with us. On that date, Mr. Presta, an executive officer and director of Titus Real Estate, was elected as our Secretary and as one of our directors.

BRIDGE  FINANCING

     On June 27, 2001, we entered into an Investment Agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $225,000 received by us from Laguna Pacific, we:

     (i) executed a promissory note in favor of Laguna Pacific in the principal sum of $200,000, bearing interest at the rate of 7% per annum, secured by all of our assets, and payable on the earlier of nine months from its issuance date or the date our common stock is listed on the NASDAQ Small Cap market. The purpose of this bridge financing was to finance the proposed start-up of Anza Properties and to provide us with working capital;

     (ii) executed a Warrant Agreement which entitled Laguna Pacific to acquire up to $225,000 worth of our common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The issuance of the warrant was negotiated between us and Laguna Pacific.

     Other than as set forth above, we have no affiliation with Laguna Pacific or any of their respective officers or directors. Mr. Ehrlich was the general partner of Laguna Pacific.

     During the year ended April 30, 2002, we repaid an initial $25,000 borrowed from Laguna Pacific. In June 2002, we entered into a Settlement Agreement and General Mutual Release with Laguna Pacific. As consideration under the settlement, we repaid the $200,000 note, plus accrued interest, and the note and warrants were cancelled.

FORMATION  OF  ANZA  PROPERTIES,  INC.

     Also on June 27, 2001, in transactions related to the agreements with Laguna Pacific, we formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza Properties") capitalized with $75,000 from the proceeds of the bridge loan, which:

     (i) executed a Bond Term Sheet with us outlining the proposed terms of an offering to raise up to $5,000,000. The purpose of this offering was to obtain capital on behalf of Anza Properties to acquire income producing real estate. This real estate would then provide us with improved cash flow and net worth, on a consolidated basis;

     (ii) entered into an Employment Agreement with Thomas Ehrlich beginning 30 days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza Properties or the completion of our listing on t he NASDAQ Small Cap market. The Employment Agreement provided for a salary of $20,000 per month, payable only by Anza Properties and specifically not guaranteed by us. Mr. Ehrlich was to serve as Anza Properties' Vice President and be a director thereof. In connection with the Employment Agreement, we executed a Stock Option Agreement which entitled

Ehrlich to acquire up to 2,000,000 shares of our common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza Properties is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into our equity (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement). Mr. Ehrlich was to be involved in the identification of potential investment opportunities, the acquiring of capital, and the operation of Anza Properties;

     (iii) entered into a Consulting Agreement with Lawrence W. Horwitz to provide services to Anza Properties. The Consulting Agreement provided for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for 8 months beginning September 1, 2001, guaranteed by us. In addition, we executed a Stock Option Agreement that entitled Horwitz to acquire up to 1,000,000 shares of our common stock on terms identical to those of Ehrlich, described above. Mr. Horwitz is a licensed California attorney. Mr. Horwitz is providing legal services to us and Anza Properties.

     (iv) entered into an Operating Agreement with us concerning the operations of Anza Properties. The Operating Agreement specifies in material part that Vince Rinehart will be the President of Anza Properties, that Mr. Rinehart and Mr. Ehrlich will be the directors, that the signatures of both Mr. Rinehart and Mr. Ehrlich will be required on all checking accounts, and that the assets of Anza Properties cannot be encumbered without the express written consent of Mr. Rinehart and Mr. Ehrlich.

     See our Notes to the Consolidated Financial Statements for accounting treatment of options and warrants issued above.

     The purpose of Anza Properties was primarily to improve our net worth by acquiring income producing real estate.

     Due to the death of Mr. Thomas Ehrlich in March 2002, all operational and fundraising efforts associated with Anza Properties have been permanently discontinued. The Bond Term Sheet, Employment Agreement with Mr. Ehrlich, Stock Option Agreements with Mr. Ehrlich and Horwitz, and Operating Agreement have all been subsequently cancelled. Anza Properties remains our wholly-owned subsidiary.

GLOBAL  SETTLEMENT

     As part of the acquisition of AMRES, we were obligated to file a registration statement with the Securities and Exchange Commission for the purpose of registering 7,500,000 shares of our common stock issued to EMB. Additionally, we were obligated to pay the sum of $4,000,000 under the terms of a promissory note issued to EMB.

     In an unrelated transaction, Williams de Broe ("Wdb" loaned the sum of $700,000 to EMB, which remained unpaid at the time of the Global Settlement. In connection with a revision of the agreement between EMB and Williams de Broe, our then-chairman executed a document on our behalf in favor of Williams de Broe, which Williams de Broe believed acted as our guarantee of EMB's obligation. We disputed this assertion.

     In order to settle the outstanding disputes among all the parties, on June 26, 2001, we entered into a settlement agreement with EMB Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

     (i) we issued to EMB 1,500,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 7,500,000 shares of our common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. We recorded a settlement expense of $229,500 with regard to this issuance. We issued to EMB a promissory note in the principal amount of $103,404, which represents the reduced amount due to EMB by us under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to Wdb, but which were satisfied by us (see below). The note bears interest at the rate of 10% per annum and is convertible into our common stock;

     (ii) we issued to Wdb 3,000,000 shares of our restricted common stock valued at $459,000 as consideration for Wdb's release of all claims against us arising under our purported guarantee of EMB's obligation to Wdb. The parties agreed that the amount be credited as additional consideration to apply to the EMB notes payable. We received relief of debt to EMB in the amount of $624,766, but do not expect to receive any reimbursement from EMB;

     (iii) EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in our possession as contemplated by the agreement;

     (iv) EMB assigns its rights to a portion of our note payable totaling $485,446 to AMRES Holdings LLC, owned by Vincent Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of our common stock based on 80% of the closing stock price on the date of the conversion. We assigned a value of approximately $60,681 to the beneficial conversion feature imbedded in this note. The entire principal balance, together with accrued interest, shall be due and payable, in full, on December 15, 2002.

     (v) EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. On January 17, 2002, AMRES purchased the note, plus $6,291 in accrued interest, from EMB for the sum of $40,000, of which $25,000 was paid immediately and the balance of $15,000 was paid on June 1, 2002.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our principal place of business is in Costa Mesa, California, where we lease an approximately 12,400 square foot facility for approximately $282,000 per annum (subject to usual and customary adjustments), under a written lease which terminates in March 2003. This location houses our corporate finance, administration, and sales and marketing functions. ExpiDoc and the Costa Mesa office of AMRES sub-lease space at this facility from us on a month-to-month basis for $1,875 and $4,000, respectively.

     AMRES leases additional facilities: Long Beach, California (month-to-month, $3,450 per month); Palmdale, California (month-to-month, $1,911 per month), and Riverside, California (term expiring in 2003, $2,117 per month).

     All HUD licensed branches, which represent over 120 of the more-than 300 total branches, are required by HUD to have branch expenses paid by AMRES. This is accomplished by using revenues in each AMRES branch bank account. The management agreement between the branch manager and AMRES requires prior approval of any obligations of AMRES exceeding $500. Office rent and similar liabilities are to be month-to-month obligations. In the course of ongoing internal audits, AMRES may find breaches of either AMRES or HUD requirements in the operation of specific branches, and will move aggressively to take corrective action. While the full extent of these branch liabilities are unknown, there are no material defaults known by AMRES at this time.

     We believe that our current facilities will be adequate to meet our needs, and that we will be able to obtain additional or alternative space when and as needed on acceptable terms.

     We may also hold real estate for sale from time to time as a result of our foreclosure on mortgage loans that may become in default. This has never happened in our past.

ITEM  3  -  LEGAL  PROCEEDINGS

     In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "ANZA." Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual trans-actions.

FISCAL YEAR                             PRICES
ENDED                                ------------
APRIL 30,    PERIOD                  HIGH    LOW
---------    --------------------    -----  -----

2001. . . .  First Quarter           $3.72  $1.38
             Second Quarter          $1.53  $0.28
             Third Quarter           $1.75  $0.09
             Fourth Quarter          $0.47  $0.11

2002. . . .  First Quarter           $0.26  $0.05
             Second Quarter          $0.21  $0.06
             Third Quarter           $0.18  $0.05
             Fourth Quarter          $0.07  $0.04

Close on July 15, 2002               $0.03  $0.03

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

HOLDERS

     As of April 30, 2002 and July 15, 2002, there were 41,339,401 and 41,369,401 shares, respectively, of our common stock issued and outstanding and held by approximately 61 holders of record. As of April 30, 2002 and July 15, 2002, there were 486,820 shares of Class A Convertible Preferred Stock outstanding, no shares of Class B Convertible Preferred Stock outstanding, and 17,459 shares of Series C Convertible Preferred Stock outstanding.

DIVIDEND  POLICY

     We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

     As of July 15, 2002, we have 486,820 shares of Series A Convertible Preferred Stock outstanding, each of which is entitled to receive a dividend at an annual rate of 12%, payable monthly. We have made all dividend payments as they become due, and any additional payments made by us have been used to repurchase outstanding shares of Series A Convertible Preferred Stock.

     As of July 15, 2002, we have 17,459 shares of Series C Preferred Stock outstanding, each of which is entitled to receive a dividend at an annual rate of $7.00 per share (7% per annum), payable semi-annually. We have never paid these dividends in cash, instead historically the holders of the Series C Preferred have converted unpaid dividends into our common stock simultaneous with a conversion of some of their Series C Preferred. As of April 30, 2002, we were in arrears with respect to approximately $82,000 in unpaid dividends to the Series C Preferred stockholders.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In November 2001 and again in January and March 2002, we issued an aggregate of 500,000 shares of Series A Convertible Preferred Stock to two accredited individuals, in exchange for cash consideration equal to $213,874 . The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

     Expidoc.com has seen increased revenue over the last several quarters, averaging nearly 400 loan document signings a month through their network of notaries in all 50 states. Expidoc was profitable for the first time during the quarter ended January 31, 2002. By adding staff, and implementing a new marketing initiative, Expidoc should continue to improve its operations and maintain near term profitability. Revenues at Expidoc.com are expected to continue to increase during the next fiscal year as Expidoc.com has become a preferred signer for Ditech.com. This status with Ditech.com , and their confidence in Expidoc.com's ability has translated into a consistent increase in the number of orders received monthly.

     BravoRealty (69% owned subsidiary) has established joint venture branches in four locations. In addition, BravoRealty has initiated a net branch of AMRES inside Bravo, and has experienced an increase in revenues from home loans brokered. Bravorealty has established the documentation, licensing, marketing materials and operations to sell "Bravo Real Estate Network" franchises. Management is still evaluating its options for franchising and has no immediate plans to implement this strategy. BravoRealty has incurred an operating loss for the current year, primarily as a result of continuing start-up costs.

     Titus Real Estate, LLC, operates as the manager of Titus REIT, a real estate investment trust. Current shareholders of the REIT have requested the selling of assets in order to return their original investment. To date, nine of ten properties have been sold, and the final property is currently in escrow to be sold. It is the intent of the management of the Company to repay its initial investors, operate the REIT at minimal levels, and raise new capital for Titus REIT when the market permits, although no estimate can be made as to when that might be. The Company believes the long term benefits of a REIT compliment the Company's business plan. Titus Real Estate, LLC, has incurred small operating losses during the current year.

     We have never achieved an annual profit. However, our revenues continue to increase, and we have been successful through various strategies in reducing our outstanding debt. We have achieved profitability in recent quarters and as a result management believes that we may achieve profitability in the next fiscal year.

CRITICAL  ACCOUNTING  POLICIES

     Anza's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and loan losses on loans held for sale, which have been historically and favorably low. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recover-ability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

     Fair Value Of Assets Acquired And Liabilities Assumed In Purchase Combi-nations and Review for Impairments

     The purchase combinations we evaluate and complete, require us to estimate the fair value of the assets acquired and liabilities assumed in the combi-nations. These estimates of fair value may be based on independent appraisal or our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

     Valuation  Of  Long-Lived  And  Intangible  Assets

     The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. In fiscal 2001, our impairments were quite large due to the rescission of LoanNet and impairment of Titus as discussed further below. During fiscal 2002, we determined that the residual value of Expidoc and Titus companies exceeded the carrying value of goodwill totaling $425,247 and, accordingly, no impairment of goodwill was charged during 2002.

     Income  Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2002, we estimated the allowance on net deferred tax assets to be one-hundred percent of the net deferred tax assets.

RESULTS  OF  OPERATIONS,  FISCAL  2001  COMPARED  TO  FISCAL  2002

REVENUES

     Revenues increased by $15,630,805, or 142.2%, to $26,622,055 for the year ended April 30, 2002, compared to $10,991,250 for the year ended April 30, 2001. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth the Company has experienced over the last two fiscal years.

     More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 300 branches as of April 30, 2002, compared to 140 branches as of April 30, 2001. For the twelve months ended April 30, 2002, the total revenue associated with the Net Branches was approximately $17.9 Million, compared to total revenue associated with the Net Branches of $6.9 Million for the twelve months ended April 30, 2001. The Net Branch program is expected to continue to be a primary growth vehicle for ANZA in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/servicer.

     Revenues for Expidoc also increased significantly, $348,177 for the period ended April 30, 2002 compared to $187,723 for the period ended April 30, 2001. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc.

     BravoRealty became operational in January of 2001. For the twelve months ended April 30, 2002, revenues amounted to $310,000 compared with revenues of approximately $17,000 for the period ending April 30, 2001 (period from which operations began - January 2001 through April 30, 2001). Management believes that BravoRealty can be a significant growth vehicle for the company in the future, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by BravoRealty over the last twelve months. Further, management believes that with its continued growth pattern and the addition of four corporate real estate offices and twelve additional sales persons, the prospect for profitability in the next fiscal year is obtainable.

     Revenues from Titus, approximately $8,600, were not material for either period presented. See further discussion of Titus below in section titled Impairment of Goodwill - Titus.

Costs  and  Expenses

     Commissions are paid to loan agents on funded loans. Commissions increased by $9,163,341 or 122%, for the year ended April 30, 2002, to $16,691,244 from
$7,527,903 for the year ended April 30, 2001. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 5.8%, to 63% compared to 69% for the year ended April 30, 2002 and the year ended April 30, 2001, respectively. This decrease is attributable to the Company leveraging its increased revenues as the Company earns a higher commission split (compared to the loan agent) once certain revenue targets are reached. Gross profit increased by $6,467,464 or 187% for the twelve months ended April 30, 2002 to $9,930,811 from $ 3,463,347 for the twelve months ended April 30, 2001.

Salaries  and  Wages

     Salaries and wages totaled $2,194,199 in fiscal year ended April 30, 2002, compared to $1,370,839 for the fiscal year ended April 30, 2001. The increase of $823,360 is directly related to the expansion of AMRES operations.


General  and  Administrative  Expenses

     General and administrative expenses totaled $7,886,155 for the year ended April 30, 2002, compared to $5,494,369 for the year ended April 30, 2001. This increase of $2,391,786 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion. Effective in the first quarter of fiscal 2001, the Company implemented significant cost reductions to reduce its administrative expenses at corporate offices.

     The Company has elected early adoption of Statement 142 and as such, has not recorded any goodwill amortization for the year ended April 30, 2002. Goodwill amortization relating to the Company's acquisitions of Expidoc, Titus, and LoanNet amounted to approximately $349,104 for the year ended April 30, 2001.

Consulting  Expenses

     To date, the Company has funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the twelve months ended April 30, 2002, costs paid in the form of stock to outside consultants totaled approximately $645,550, representing 5,500,000 shares of common stock. For the twelve months ended April 30, 2001, costs paid in the form  of  stock  to  outside  consultants  totaled approximately  $1,855,920 representing 2,863,591 shares of common stock. The breakout in terms of types of consulting services performed during the year ended April 30, 2002 is summarized in Note 12 in the Consolidated Financial Statements. These costs are included in general and administrative costs on the consolidated statement of operations.

Impairment  of  Goodwill  -  LoanNet

     On February 14, 2000 the Company issued 250,000 shares of common stock for all the issued and outstanding stock of LoanNet Mortgage, Inc., a Kentucky corporation. The Company recorded goodwill in the amount of $2,226,873 as part of the transaction. LoanNet had a limited and unprofitable operating history, but provided the Company with projections and representations that showed positive operational cash flow within the first year of operations. During the first and second quarters of year ended April 30, 2001, the officers of LoanNet began to express the need for a capital infusion of approximately $300,000. These Officers indicated that without this infusion of capital, the business would likely fail.

     The Company did not have the capital requested by the Officers of LoanNet, and was unable to raise additional capital primarily due to the market conditions and the decline in the Company's stock price. During the third quarter, the Company decided to close all three LoanNet offices and cease operations. On March 30, 2001, the Board of Directors of Anza, none of whom were officers, directors or management of LoanNet, rescinded the acquisition of LoanNet due to misrepresentations by LoanNet's management, officers, and directors. Anza management demanded the return of the 250,000 shares issued, and attempted to deliver the shares of common stock it received in connection with the acquisition to the original selling shareholder, whom is also the preferred stockholder, the chief executive officer and director of LoanNet. While in operation, LoanNet recorded cumulative net losses and did not provide any cash flow for the Company. The Company wrote off its full investment in LoanNet in the fourth quarter of 2001. LoanNet's preferred shareholder seized the remaining assets of LoanNet (estimated to be worth less than $15,000), and assumed responsibility, due to his actions of taking assets subject to certain leases, of certain liabilities, the amounts of which are unknown to Anza management. Management of Anza is not aware of any claims against Anza or its subsidiaries in connection with LoanNet.

     At that point, the Company deemed it appropriate to write off its remaining investment in LoanNet and as such, took a charge for the unamortized portion of goodwill amounting to $1,985,012 during the fiscal year ended April 30, 2001.

Impairment  of  Goodwill  -  Titus  Real  Estate

     On February 11, 2000 the Company executed a purchase agreement for the acquisition of Titus Real Estate for $1,600,000. The Company allocated the purchase price to goodwill associated with the transaction of $1,600,000. Titus is the management company for Titus R.E.I.T. At the time of the acquisition of Titus Real Estate, the then-chairman of the Company was close to finalizing a commitment from investors to raise over $30,000,000 in capital for the R.E.I.T. No commitment was obtained by the Company.

     Unfortunately, as the securities markets deteriorated, so did the funding for the Titus R.E.I.T. During the year ended April 30, 2001, the Company focused the majority of its efforts on its other subsidiaries, namely AMRES, Expidoc, and Bravorealty.com, and as such, Titus did not provide the Company with any significant revenue or cash flow. Through April 30, 2002, management has been unsuccessful in obtaining capital for the Titus R.E.I.T. However management intends to actively seek capital for the Titus R.E.I.T. as management believes there is a significant opportunity to generate cash flows for Anza; however, there are no assurance that such capital will be raised. Since we have been unsuccessful in our capital raising and operating efforts, we found it necessary to impair goodwill by an additional $1,155,057 based on a current liquidation value of the Titus R.E.I.T of an estimated $250,000. This impairment is reflected in the statement of operations for the period ending April 30, 2001.

Non-Recurring  Settlement  Expense

     As part of the Global settlement in June of 2002, the company recorded settlement expense of $61,494 relating to the excess value of shares issued as part of the global settlement compared to the net reduction in debt and interest relief received in the settlement. Further, in August of 2002, the Company settled a dispute with a former consultant over an investment banking agreement, issuing the former consultant 1.3 Million shares of the Company's restricted common stock. The shares were valued at $221,000 and charged to expense during the year ended April 30, 2002.

     During the nine months ended January 31, 2002, the Company had capital lease obligations in default totaling $91,985 that were settled for $35,800. The remaining balance was recognized as a gain of $56,185. The Company used cash from operations to satisfy these settlements.

     On January 17, 2002, American Residential Funding, a subsidiary ("AMRES") purchased a note payable by the Company to a related party in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000 of which $25,000 was tendered. In the consolidation the note payable is eliminated and the Company recognizes a gain of $69,695 from forgiveness of debt. The Company used cash from operations to satisfy these settlements.

 Interest Expense

     Interest expense was $179,428 as of April 30, 2002, compared to $203,306 as of April 30, 2001. This decrease is associated with a reduction in the total balance of notes payable during the year, offset somewhat by the amortization of the value ascribed to options issued to Laguna Pacific Partners, LLP as part of the Bridge Financing initiated by the Company in June of 2002. See Notes 14 and 15 to the Consolidated Financial Statements for discussion on the "Global
Settlement"  and  "Bridge  Financing".

Net  Losses

     The Company's net losses for the twelve and months ended April 30, 2002 and 2001 were ($442,713), and ($6,573,527), or ($0.01) and ($0.30) per share respectively. The non-cash expense component of the Company's net loss was significant in each period. For the year ending April 30, 2002, non-cash expense relating to the amortization of the value ascribed to the Laguna warrants, settlement expense recorded as part of the Global settlement and stock paid to consultants amounted to approximately $1,033,642. For the twelve months ended April 30, 2001 non-cash expenses amounted to $5,727,544, consisting primarily of stock issued to consultants and impairment charges recorded on the Company's goodwill associated with Titus and LoanNet. Management believes that these non-cash charges should be minimal in future periods affording the Company the ability to produce net income in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

     Net cash used in operating activities was $184,983 and $894,143 for the twelve months ending April 30, 2002 and 2001, respectively. Net loss decreased significantly between the periods to $442,713 for the period ending April 30, 2002, compared to a net loss of $6,573,527 for the period ending April 30, 2001. Non-cash expenses relating to the issuance of stock for services, depreciation and amortization and amortization of debt discounts totaled $1,067,050 and $2,105,664 for the twelve months ended April 30, 2002 and 2001, respectively.

     Net cash from investing activities was $ 29,024 and $14,634 for the twelve months ended April 30, 2002 and 2001, respectively. There were no individually significant sources or uses of funds from investing activities for either period presented.

     Net cash provided by financing activities was $828,972 and $716,080 for the years ended April 30, 2002 and April 30, 2001 respectively. Cash provided by financing for the year ended April 30, 2001 relates primarily to net proceeds received from private placements of the Company's stock, reduced by payments made on the Company's note payable to EMB corporation related to the acquisition of AMRES. Cash provided by financing for the year ended April 30, 2002 relates primarily to advances on the Company's warehouse line of credit in the amount of $704,034 associated with its mortgage banking operations and to the proceeds from the issuance of the bridge loan in the amount of $225,000. The warehouse line of credit is secured by first and second trust deed mortgages.

     The Company generated cash flows from a bridge financing in the amount of $225,000. The Company was required to issue warrants to purchase 225,000 shares of common stock for $1.00, the exercise price of which is based on a 30% discount from the closing bid price on the date of exercise. The total value of the warrants amounted to $132,341 based on the relative fair value of the warrants to the proceeds from the financing. The value was treated as a discount to the carrying value the debt which was being amortized over the nine-month term of the note, on March 27, 2002 using the effective interest method In March 2002, due to the death of Thomas Ehrlich, Anza Capital, Inc. had abandoned its plans to raise capital for Anza Properties. The Company paid off the note in July 2002 primarily through cash flows from operations subsequent to year-end.

     The Company significantly improved their financial position upon completing a "Global Settlement" June 26, 2001. The Company substantially increased its net worth and reduced its liability to EMB from $1,215,856 to $103,404, after issuing a convertible note to AMRES Holding LLC of $485,446 and issuing 4.5 million shares of its common stock valued at $645,550. The original obligation to EMB further required the Company to pursue an S-1 registration that had become very time consuming of management, and costly in terms of cash, which has now been withdrawn.

     The Company is current in servicing its obligations as they become due. From time to time, the Company used its common stock to provide compensation for outside services that were required. It is the belief of management, that beginning the first quarter 2003, little or no common stock will be issued for services.

     The Company's stockholders equity increased from a deficit of ($1,184,382) as of April 30, 2001 to an equity of $445,168 as of April 30, 2002 primarily due to the issuance of common stock in relief of debt.

     Management is pleased with the current direction and financial improvement of the Company. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. BravoRealty is perfor-ming as projected, requiring budgeted initial investment in capital prior to ramping up to full operations. The cash flow of the Company has markedly improved, with cash on hand ending April 30, 2002 of $707,851 versus $92,886 the year earlier. Short-term debt is manageable. The Company paid $125,000 towards the convertible note due our Chief Executive with an original balance of $485,446, due in December 2002. The remaining balance of $360,446 of the note with a carrying balance of $332,623, net of discounts, will convert into common stock, or extend the maturity date for one year. The $103,404 convertible note due in December 2002 was purchased by AMRES for consideration at $40,000 of which $25,000 was tendered during the third quarter. And, the $1,745,900 in convertible C-Preferred most likely will continue to convert to common stock. Significant debt has been eliminated, and no current obligations are delinquent. It is our opinion, baring some significant adverse change in our business, that the Company should continue to grow rapidly and continue to increase its profitability.

     Management has implemented several reductions of costs and expenses to reduce its operating losses. This is evidenced by the fact that the Company generated a net income over the last six months of the fiscal year. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurances that management's plans will be successful. Our independent accountants modified their report, with an explanatory paragraph, stating that the audited financial statements of Anza Capital, Inc. for the period ending April 30, 2002 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.


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

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Consolidated  Financial  Statements

                               ANZA CAPITAL, INC.

     Report of Independent Auditors                                 F-1

     Consolidated Balance Sheets as of April 30, 2002               F-2

     Consolidated Statements of Operations for the years ended
          April 30, 2002 and 2001                                   F-3

     Consolidated Statements of Stockholder's Equity for years
          ended April 30, 2002 and 2001                             F-4

     Consolidated Statements of Cash Flows for the years
          ended April 30, 2002 and 2001                             F-8

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                     Age     Position(s)
----------------------   ---     -----------

Scott A. Presta. . . . . .30     Director

Vincent Rinehart . . . . .52     Director, Chairman, President, Chief
                                 Executive Officer, and Principal
                                 Accounting Officer

     Mr. Presta has been a director of the Company since April 12, 2000. A former member of the National Association of Securities Dealers, Inc., he was the licensed General Securities Principal of Pacific Coast Financial Services, Inc., a brokerage firm in Long Beach, California, from October of 1993 through November of 1995. Following his tenure with Pacific Coast, Mr. Presta formed a series of companies that were involved in the real estate and oil and gas industries, one of which, Titus, was acquired by the Company. Mr. Presta attended California State University Long Beach from 1989 through spring of 1992, when he became employed by Pacific Coast.

     Mr. Rinehart has been a director and the President and Chief Executive Officer of the Company since April 12, 2000, and its Chairman since January 1, 2001. He also serves in the following capacities: Chairman of the Board of AMRES (commencing in 1997); Chief Executive Officer of Firstline Mortgage, Inc., a HUD-approved originator of FHA, VA, and Title 1 loans (commencing in 1985); and Chairman of the Board of Firstline Relocation Services, Inc., a three -office enterprise that provides real estate sales, financing, destination, and departure services to Fortune 500 companies (commencing in 1995). Mr. Rinehart received his B.A. in Business Administration from California State University at Long Beach in 1972.

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

BOARD  MEETINGS  AND  COMMITTEES

     During the fiscal year ended April 30, 2002, the Board of Directors met on numerous occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     We presently have no executive committee, nominating committee or audit committee of the Board of Directors.

ITEM  10  -  EXECUTIVE  COMPENSATION

EXECUTIVE  OFFICERS  AND  DIRECTORS

     On June 1, 2001, we entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, we are to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of 5 years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart was granted options to acquire 2,500,000 shares of our common stock at the closing price on the date of the agreement, which shall vest over a three-year period. The number of shares to be acquired upon exercise of the options shall not be adjusted for a stock split, and is limited to both a maximum value of $1,900,000, and 20% of the outstanding common stock of the Company. Mr. Rinehart's Employment Agreement was ratified by the shareholders of the Company at our 2001 Annual Shareholders Meeting.

2000  Stock  Compensation  Program

     We have reserved shares of our common stock for issuance under our 2000 Stock Compensation Program (the "Plan"), as amended. At April 30, 2002, 8,800,000 shares of our common stock had been granted and issued under the Plan. Our Plan was adopted by our board of directors in December 1999. A total of 8,800,000 shares of common stock have been reserved for issuance under the Plan, as amended to date.

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

     The Plan may be amended, altered, suspended, or terminated by the administrator at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option, restricted share, purchase right or other award previously granted without the consent of the affected participant. Unless terminated sooner, the Plan will terminate auto-matically in December of 2004.

Board  Compensation

     A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not our employees.

Summary  Compensation  Table

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2002 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                 ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                        --------------------------------------    ------------------------------------------------------
                                                                            AWARDS                       PAYOUTS
                                                                  -------------------------      -----------------------
                                                                  RESTRICTED     SECURITIES
                                                  OTHER ANNUAL      STOCK        UNDERLYING       LTIP        ALL OTHER
NAME AND                       SALARY    BONUS    COMPENSATION      AWARDS      OPTIONS SARS     PAYOUTS    COMPENSATION
PRINCIPAL POSITION      YEAR     ($)      ($)          ($)           ($)             (#)           ($)           ($)

Vincent Rinehart . .    2002   290,000   5,000        24,000         -0-          2,500,000        -0-           -0-
Pres., CEO, Chairman    2001   180,697    -0-         17,364         -0-             -0-           -0-           -0-

Scott A. Presta. . .    2002     -0-      -0-          -0-           -0-             -0-           -0-           -0-
Director . . . . . .    2001     -0-      -0-          -0-           -0-             -0-           -0-           -0-





                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                      (INDIVIDUAL GRANTS)


                                            PERCENT OF TOTAL
                  NUMBER OF SECURITIES        OPTIONS/SARS
                       UNDERLYING                GRANTED            EXERCISE OR
                  OPTIONS/SARS GRANTED    TO EMPLOYEES IN FISCAL    BASE PRICE
NAME                      (#)                      YEAR                ($/SH)       EXPIRATION DATE

Vincent Rinehart      2,500,000                   100%                 N/A              N/A
Scott A. Presta.         -0-                      N/A                  N/A              N/A


                           AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES


                                                                                     VALUE OF UNEXERCISED
                                                       NUMBER OF UNEXERCISED             IN-THE-MONEY
                     SHARES ACQUIRED                   SECURITIES UNDERLYING              OPTION/SARS
                          ON              VALUE        OPTIONS/SARS AT FY-END              AT FY-END
                       EXERCISE          REALIZED               (#)                           ($)
NAME                      (#)              ($)        EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE

Vincent Rinehart . . . . .N/A              N/A                  N/A                           N/A
Scott A. Presta. . . . . .N/A              N/A                  N/A                           N/A

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of July 15, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.





                                            COMMON STOCK
                                      ---------------------------


                             Name and Address of                     Amount and Nature of    Percent
Title of Class               Beneficial Owner (1)                    Beneficial Ownership    of Class (2)
---------------------------  --------------------------------------  --------------------    ------------

Common
Stock . . . . . . . . . . .  Vincent Rinehart (3)                             4,107,500          9.3%

Common
Stock . . . . . . . . . . .  Scott A. Presta                                     120,500           *%

Common                       American Residential Funding, Inc.
Stock . . . . . . . . . . .  (AMRES) (4)                                      2,750,000          6.2%

Common                       EMB Corporation (5)
Stock . . . . . . . . . . .  10159 E. 11th Street, Suite 415                  7,500,000         17.0%
                             Tulsa, Oklahoma  74128

Common                       Willbro Nominees Ltd. (6
Stock . . . . . . . . . . .  6 Broadgate                                      3,000,000          6.8%
                             London, EC2M-2RP England

Common                       All officers and directors as a group
Stock . . . . . . . . . . .  (2 persons)                                      4,128,000          9.4%

*     Represents  less  than  1%

(1) Unless otherwise noted, the address of each beneficial owner is c/o Anza Capital, Inc., 3200 Bristol Street, Suite 700, Costa Mesa, California 92626.

(2)     Based  on  44,119,397  shares  outstanding  as  of  July  15,  2002.

(3) Does not include options to acquire 2,500,000 shares of our common stock pursuant to Mr. Rinehart's employment agreement. See Item 10 - Executive Compensation, Executive Officers and Directors.

(4) In May 2001 we issued 2,500,000 shares of common stock to our subsidiary American Residential Funding, Inc., in order to appropriately capitalize AMRES. In April of 2000, we issued 250,000 shares of common stock to AMRES.

(5) To the best knowledge of the Company, these shares are under the control of the board of directors of EMB. Vincent Rinehart is a minority shareholder of EMB, owning less than 10,000 shares of its common stock.

(6) These shares were issued as part of the Global Settlement involving Williams de Broe.

                                      ______________________

                                     SERIES A PREFERRED STOCK
                                     ------------------------

                       Name and Address of                     Amount and Nature of    Percent
Title of Class         Beneficial Owner                        Beneficial Ownership    of Class (1)
---------------------  --------------------------------------  --------------------    ------------


Series A. . . . . . .  Barbara Dunster                                387,820             79.7%
Preferred              5319 Appian Way
                       Long Beach, CA  90803

Series A. . . . . . .  Staron Family Trust                             99,000             20.3%
Preferred              12139 Julius Avenue
                       Downey, CA  90242

Series A. . . . . . .  All officers and directors as a group
Preferred              (2 persons)                                       -0-               -0-%

     (1) Based on 486,820 shares of Series A Convertible Stock outstanding as of July 15, 2002.

                                            ______________________

                                           SERIES C PREFERRED STOCK
                                           ------------------------


                                     Name and Address of                     Amount and Nature of   Percent
Title of Class                       Beneficial Owner                        Beneficial Ownership   of Class
-----------------------------------  --------------------------------------  ---------------------  ---------

Series C. . . . . . . . . . . . . .  Cranshire Capital, L.P.                       6,531 (1)          37.4%
Preferred                            c/o Downsview Capital, Inc.
                                     666 Dundee Road, Suite 1901
                                     Northbrook, Illinois 60062

Series C. . . . . . . . . . . . . .  EURAM Cap Strat. "A" Fund Limited             4,431 (1)          25.4%
Preferred                            c/o JMJ Capital, Inc.
                                     666 Dundee Road, Suite 1901
                                     Northbrook, Illinois 60062

Series C. . . . . . . . . . . . . .  Keyway Investments, Ltd.                      4,006 (1)          23.0%
Preferred                            19 Mount Havlock
                                     Douglas, Isle of Man
                                     United Kingdom 1M1 2QG


Series C. . . . . . . . . . . . . .  The dotCom Fund, LLC                          2,491 (1)          14.3%
Preferred                            666 Dundee Road, Suite 1901
                                     Northbrook, Illinois 60062

Series C. . . . . . . . . . . . . .  All officers and directors as a group
Preferred                            (2 persons)                                     -0-               -0-%


(1) In April 2000, we issued 20,000 shares of Series C Convertible Preferred Stock, (the "C Preferred") for $1,775,000, net of fees of $225,000 in a private placement. As additional consideration, we issued warrants to purchase 151,351 shares of our common stock at an initial exercise price of $6.73 per share. The C Preferred has a liquidation value of $2,000,000 and the holder is entitled to receive cumulative dividends at an annual rate of $7.00 per share (7% per annum), payable semi-annually. The C Preferred is convertible, at any time at the option of the holder, into shares of our common stock at a price equal to the lesser of (a) $6.91 per share or (b) 95% of the average closing bid price of our common stock during the 5 trading days preceding the conversion after 150 days to 85% of the average closing bid price of the common stock during the five trading days immediately preceding such conversion after 240 days. The longer the C Preferred is held the greater discount on conversion into common stock. In the event the holders of C Preferred have not elected to convert at the time of mandatory conversion, the C Preferred will convert at an amount equal to 85% of the purchase price of the holder's C Preferred plus an amount equal to accrued and unpaid dividends, if any, up to and including the date fixed for redemption, whether or not earned or declared. As of July 15, 2002, 2,541 shares of Series C Preferred have been converted into 5,679,517 shares of our common stock, leaving 17,459 shares outstanding.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Effective March 1, 1999, we acquired e-Net Mortgage Corporation, a Nevada corporation ("e-Net Mortgage"), and City Pacific International, U.S.A., Inc., a Nevada corporation ("City Pacific"). Pursuant to the Share Exchange Agreement and Plan of Reorganization dated March 1, 1999, regarding e-Net Mortgage, its shareholders received 2,000,000 shares of our common stock in exchange for all of the issued and outstanding stock of e-Net Mortgage, which became our wholly owned subsidiary. Regarding City Pacific, its shareholders received 500,000 shares of our common stock in exchange for all of the issued and outstanding stock of City Pacific, which also became our wholly owned subsidiary. Effective as of March 1, 1999, Michael Roth, who had owned 100% of e-Net Mortgage, became our Chairman, CEO, President, a director, and the owner of 44% of our common stock. Also effective as of that date, Al Marchi, who had owned 100% of City Pacific, became a director and the owner of 11% of our common stock. Following this transaction, we entered into a series of acquisitions as part of our strategy of horizontal market penetration and in an effort to increase revenues.

     On November 29, 1999, we issued 250,000 shares of our common stock to Paul Stevens in exchange for Mr. Stevens' transfer to us of 500,000 shares of common stock of EMB Corporation ("EMB") that he owned (the "Stevens EMB Shares"). On December 21, 1999, and in connection with that exchange, we entered into agreements with Digital Integrated Systems, Inc. ("DIS"), and EMB to acquire their respective 50% interests in VPN.COM JV Partners, a Nevada joint venture
("VPN Partners") involved in vertically integrated communications systems. In consideration of the purchase of the interests, we issued a one-year promissory note to DIS in the amount of $145,000 (the "DIS Note") and tendered to EMB the Stevens EMB Shares. At the time of such transactions, Mr. Stevens was the sole owner of DIS and the President and Chief Executive Officer of VPN Partners. Upon closing of the acquisitions, we integrated VPN Partners with VPNCOM.Net,
Inc. (previously known as City Pacific). At the time of the transaction, our management believed that VPN Partners and Mr. Stevens would contribute materially to our planned expansion.

     On January 12, 2000, as revised on April 12, 2000, we entered into an agreement (the "Amended and Restated Purchase Agreement") with EMB to acquire two of its wholly owned subsidiaries, namely American Residential Funding, Inc., a Nevada corporation ("AMRES"), and Bravo Real Estate, Inc., a California corporation ("Bravo Real Estate"). At the time of the acquisition, AMRES was the principle operating company of EMB, and EMB had previously acquired AMRES from AMRES Holding LLC ("AMRES Holding"), in exchange for EMB common stock. Mr. Rinehart, now one of our officers and one of our two directors, controls AMRES Holding and his shares of our common stock are held in the name of AMRES Holding. The purpose of the acquisition was to acquire market share, revenues, and certain key management personnel. We also acquired all of EMB's rights to acquire Titus Real Estate LLC, a California limited liability company ("Titus
Real Estate") from its record owners. Titus Real Estate is the management company for Titus Capital Corp., Inc., a California real estate investment trust (the "Titus REIT"), in which we have no ownership interest. Titus REIT currently holds one apartment building in Long Beach, California, which is in escrow to be sold.

     On February 11, 2000, we executed a purchase agreement (the "Titus Purchase Agreement") for the acquisition of Titus Real Estate and issued 100,000 shares of our Class B Convertible Preferred Stock (the "B Preferred") to AMRES Holding/Rinehart, and 300,000 shares of our common stock to Scott A. Presta, in their capacities as the owner-members of Titus Real Estate. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with us in any way, but both became members of management in April 2000 (see Item 9 - Directors, Officers, and Control Persons). Upon closing, Titus Real Estate became our wholly owned subsidiary. The consideration given was valued at $1.6 million, all of which was allocated to Goodwill to be amortized over a period of 10 years. Our management had hoped that the acquisition of Titus Real Estate would increase our overall revenue stream. We took a charge for impairment of goodwill in the amount of $1,155,057 in the fourth quarter 2000 with respect to our investment in Titus Real Estate.

     On February 14, 2000, in our continuing efforts to expand, we acquired all of the common stock of LoanNet Mortgage, Inc., a Kentucky corporation ("LoanNet"), a mortgage broker with offices in Kentucky and Indiana. Pursuant to the Stock Purchase Agreement dated February 14, 2000, we issued 250,000 shares of our common stock, valued at $2.3 million, to the selling shareholders of LoanNet, which became our wholly-owned subsidiary. As of the closing of the transaction, LoanNet also had 400 shares outstanding of 8% non-cumulative, non-convertible preferred stock, the ownership of which has not changed. The preferred stock is redeemable for $100,000. As of February 28, 2001, all three LoanNet offices have been closed. We took a charge for impairment of goodwill in the amount of $1,985,012 in the fourth quarter 2000 with respect to our investment in LoanNet.

     On March 1, 2000, we sold VPNCOM.Net, Inc., which had proven to be unprofitable and inconsistent with our changing business structure, to Al Marchi, its then-President. The sales consideration consisted of his 30-day promissory note in the principal amount of $250,000 (paid in full on April 15, 2000), the assumption of the DIS Note, and the return of 250,000 shares of our common stock owned by him.

     On March 17, 2000, we acquired all of the common stock of ExpiDoc.com, Inc., a California corporation ("ExpiDoc"). ExpiDoc is an Internet-based, nationwide notary service, with over 6,500 affiliated notaries, that provides document-signing services for various mortgage companies. Pursuant to the Stock Purchase Agreement dated February 14, 2000, we issued 24,000 shares of our common stock, valued at $196,510, to the selling shareholders of ExpiDoc, which became our wholly owned subsidiary. As of the closing of the acquisition, we entered into management and consulting agreements with ExpiDoc's owners and management, including Mr. Rinehart and Mr. Presta. Mr. Rinehart and Mr. Presta were not, at the time, otherwise affiliated with us in any way, but both became members of management in April 2000 (see Item 9 - Directors, Officers, and Control Persons).

     On April 12, 2000, we closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, we issued 7.5 million shares of our common stock to EMB, representing nearly 40% of our then issued and outstanding common stock, paid $1,595,000 cash, and issued a promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became our wholly owned subsidiaries. As of April 30, 2001, the remaining principal balance of the promissory note was $1,055,000, and the note was cancelled in its entirety effective June 27, 2001, (see discussion of Global Settlement below). AMRES was the acquirer for financial reporting purposes.
Since Bravo Real Estate had no operations or net assets, our management determined that a nominal value of $1,000 be attributed to its name. The fair value attributable to the 7.5 million shares of our common stock on April 12, 2000 was $3,838,000 based on the fair value of assets acquired. Because the purchase was accounted for as a reverse acquisition, the $4.0 million in cash and notes issued to EMB were treated as a deemed distribution with a charge to our accumulated deficit. On April 12, 2000, James E. Shipley, the former CEO of EMB, was elected our Chairman of the Board of Directors and Vincent Rinehart was elected our President, Chief Executive Officer, and a director. Bravo Real Estate never commenced operations, had no assets, and is no longer an operating subsidiary.

     Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of our acquisition of AMRES and Bravo from EMB. Mr. Shipley resigned as Chairman of EMB and became our Chairman in April 2000 (replacing Mr. Roth as our Chairman), and resigned as one of our officers on December 31, 2000, when Mr. Rinehart became our Chairman.

     Mr. Rinehart was never an officer or director of EMB, but was the owner of 2,000,000 shares of EMB common stock, making him an approximate 10% owner of EMB at the time of the sales in April 2000, and continues as one of our officers and directors, as well as an officer of all of our wholly-owned subsidiaries.

     On April 12, 2000, in accordance the provisions of the Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, AMRES Holding/Rinehart demanded that its B Preferred be repurchased by us for an aggregate of one million dollars. On April 20, 2000, we agreed with AMRES Holding/Rinehart and Mr. Presta to amend the Titus Purchase Agreement to provide for the return of 100,000 shares of our Class B preferred stock issued to AMRES Holding and Mr. Presta upon the issuance of 1,000,000 shares of our common stock to them.

     On May 24, 2000, Michael Roth and Jean Oliver, the sole remaining officers and directors of prior management, resigned their remaining positions with us. On that date, Mr. Presta, an executive officer and director of Titus Real Estate, was elected as our Secretary and as one of our directors.

     On April 13, 2000, Mr. Shipley loaned us $300,000 due April 12, 2001, together with interest at 10% per annum. This loan was satisfied by the issuance of 150,000 shares of our common stock to Mr. Shipley on or about April 25, 2001. Based on a press release by EMB, effective July 25, 2001, James E. Shipley again became the Chief Executive Officer of EMB.

     On July 1, 2001, we entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, we are to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of 5 years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart was granted options to acquire 2,500,000 shares of our common stock at the closing price on the date of the agreement, which shall vest over a three-year period. The number of shares to be acquired upon exercise of the options shall not be adjusted for a stock split, and is limited to both a maximum value of $1,900,000, and 20% of the outstanding common stock of the Company. Mr. Rinehart's Employment Agreement was ratified by the shareholders of the Company at our 2001 Annual Shareholders Meeting.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS


ITEM  NO.          DESCRIPTION
---------          -----------

2.1 (1) Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and E-Net Mortgage Corporation.

2.2 (1) Share Exchange Agreement and Plan of Reorganization dated March 1, 1999 between the Company and City Pacific International, U.S.A., Inc.

3.1 (2) Certificate and Articles of Incorporation, as filed with the Nevada Secretary of State on August 18, 1988.

3.2 (3) Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 29, 1997.

3.3 (1) Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 19, 1999.

3.4 (1) Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on May 12, 1999.

3.5 (4) Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on January 18, 2000.

3.6 (5) Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on February 2, 2000.

3.7 (5) Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on March 3, 2000.

3.8 (7) Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on January 2, 2002.

3.9 (5)          Amended  and  Restated  Bylaws.

4.1 (5) Certificate of Designations, Preferences and Rights of Class A Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

4.2 (5) Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

4.3 (5) Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on April 7, 2000.

10.1 (6) Settlement Agreement dated June 26, 2001 by and between EMB Corporation, e-Net Financial.com Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe.

10.2 (6)         Limited  Irrevocable  Proxy  dated  June  27,  2001.

10.3 (6) Promissory Note dated June 27, 2001 executed by e-Net in favor of AMRES Holding LLC.

10.4 (6) Promissory Note dated June 27, 2001 executed by EMB Corporation in favor of Williams de Broe.

10.5 (6) Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation (later terminated).

10.6 (6) Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation.

10.7 (6) Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net in favor of EMB Corporation.

10.8 (6) Registration Rights Agreement dated June 27, 2001 executed by e-Net in favor of Williams de Broe.

10.9 (6) Investment Agreement dated June 27, 2001 by and between e-Net and Laguna Pacific Partners, LLP.

10.10 (6)        Secured  Promissory  Note dated June 27,2001 executed by  e-Net in  favor  of  Laguna  Pacific  Partners,  LLP.

10.11 (6)        Warrant  Agreement  dated  June 27, 2001 by and  between  e-Net and  Laguna  Pacific  Partners,  LLP.

10.12 (6)        Form  of  Warrant.

10.13 (6)        Operating Agreement dated  June 27, 2001 by and  between  e-Net and  Anza  Properties,  Inc.

10.14 (6)        ENET  Bond  Term Sheet by  and between e-Net and Laguna Pacific
                 Partners,  LLP.

10.15 (6)        Employment Agreement dated  June 27, 2001 by and  between  Anza
                 Properties,  Inc.  and  Thomas  Ehrlich.

10.16 (6)        Stock  Option  Agreement  dated  June 27, 2001 by  and  between
                 e-Net  and  Thomas  Ehrlich.

10.17 (6)        Consulting Agreement dated June  27, 2001 by and  between  Anza
                 Properties,  Inc.  and  Lawrence  W.  Horwitz.

10.18 (6)        Stock  Option  Agreement  dated  June 27, 2001 by  and  between
                 e-Net  and  Lawrence  W.  Horwitz.

10.19 (6)        Employment  Agreement  dated  effective  July  1,  2001  by and between  e-Net  and  Vincent  Rinehart.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999, as filed with the Commission on August 13, 1999.

     (2)     Incorporated  by  reference  to  our Registration Statement on Form
10-SB,  as  filed  with  the  Commission  on  September  1,  1994.

     (3) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, as filed with the Commission on January 4, 1999.

     (4) Incorporated by reference to our Current Report on Form 8-K, filed with the Commission on January 27, 2000.

     (5) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000, as filed with the Commission on August 1, 2000.

     (6) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001, as filed with the Commission on August 16, 2001.

     (7) Incorporated by reference to our Schedule 14C Information Statement filed with the Commission on November 13, 2001.

(B)     REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the fourth quarter of the last fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 5,  2002                      Anza  Capital,  Inc.


                                             /s/  Vincent Rinehart
                                             -----------------------------------
                                             By:   Vincent Rinehart
                                             Its:  President and Chief Executive
                                                   Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  August 5,  2002                      /s/  Vincent Rinehart
                                             -----------------------------------
                                             By:    Vincent Rinehart
                                             Its:   President, Chairman, Chief
                                                    Executive Officer, Chief
                                                    Financial Officer, Chief
                                                    Accounting Officer, and
                                                    Director




Dated:  August 5,  2002                      /s/  Scott A. Presta
                                             -----------------------------------
                                             By:   Scott A. Presta
                                             Its:  Director

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


Report  of  Independent  Auditors                                    F-1


Consolidated  Balance  Sheet  as
of  April  30,  2002                                                 F-2


Consolidated  Statements  of  Operations
for  the  Years  Ended  April  30,  2001,
and  2002                                                            F-3


Consolidated  Statements  of  Stockholders'
Equity  (Deficit)  for  the  Years  Ended
April  30,  2001,  and  2002                                         F-8


Consolidated  Statements  of  Cash  Flows
for  the  Years  Ended  April  30,  2001,
and  2002                                                       F-8  -   F-11


Notes  to  the  Consolidated  Financial  Statements             F-12  -  F-28

                         REPORT  OF  INDEPENDENT  AUDITORS


Board of Directors Anza Capital, Inc., formerly e-Net  Financial.Com Corporation

We have audited the accompanying consolidated balance sheet of Anza Capital, Inc., formerly e-Net Financial.Com Corporation and subsidiaries (collectively, "ANZA") as of April 30, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended April 30, 2002. These consolidated financial statements are the responsibility of ANZA 's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anza Capital, Inc., formerly e-Net Financial.Com Corporation, and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has incurred operating losses, has limited working capital at April 30, 2002, and has no significant financing commitments to provide additional working capital . These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, ANZA restated its consolidated statement of stockholders' equity at April 30, 2001 for the correction of an error. The impact of the error had no effect on ANZA's financial position, results of operations or cash flows.


                                        /s/  McKennon,  Wilson  &  Morgan  LLP
                                        --------------------------------------

Irvine,  California
July  30,  2002

                              ANZA  CAPITAL,  INC.
               (formerly  e-NET  FINANCIAL.COM  CORPORATION)
                         Consolidated  Balance  Sheet

                                                                       April 30,2002
                                                                     -----------------
ASSETS
Current  assets:
 Cash  and  cash  equivalents                                        $        707,851
 Accounts  receivable                                                       1,328,458
 Loans  held  for  sale  (Note  4)                                          1,069,700
 Advances  to  employees                                                       43,672
 Prepaid  and  other  current  assets                                          86,933

                                                                     -----------------
Total  current  assets                                                      3,236,614


 Property  and  equipment,  net  of  accumulated
  depreciation  of  $161,840  (Note  5)                                       114,110
Goodwill,  net  of  accumulated  amortization
  and  impairments  of  $1,385,049  (Note  6)                                 425,247

                                                                     -----------------
                                                                     $      3,775,971

                                                                     =================
LIABILITIES  AND  STOCKHOLDERS'  EQUITY


Current  liabilities:
 Accounts  payable                                                   $        224,761
 Commissions  payable                                                       1,209,440
 Warehouse  line  of  credit  (Note  7)                                     1,044,876
 Accrued  liabilities  (Note  8)                                              224,083
 Notes  payable  (Note  9)                                                    218,420

                                                                     -----------------
Total  current  liabilities                                                 2,921,580


Note  payable  to  related  party  (Note  10)                                 332,623
Other  liabilities                                                             76,600

                                                                     -----------------
Total  liabilities                                                          3,330,803

                                                                     -----------------

Commitments and contingencies (Note 11)                                             -

Stockholders'  equity:
 Class  A  convertible  preferred  stock,  no  par  value;                    243,410
   liquidation  value  of  $0.50  per  share;  500,000
   shares  authorized;  486,820  shares  outstanding,
 Class  C  convertible  preferred  stock,  no  par  value;
   liquidation  value  of  $100.00  per  share;
   20,000  shares  authorized,  17,459  issued  and  outstanding            1,745,900
 Common  stock,  $0.001  par  value;  100,000,000  shares
   authorized;  41,339,401  issued  and  outstanding                           41,340
 Additional  paid-in  capital                                              12,282,621
 Accumulated  deficit                                                     (13,810,145)
 Deferred  compensation                                                       (57,958)

                                                                     -----------------
Total  stockholders'  equity                                                  445,168

                                                                     -----------------
                                                                     $      3,775,971

                                                                     =================

See  accompanying  notes  to  these  consolidated  financial  statements

                                ANZA  CAPITAL,  INC.
                   (formerly  e-NET  FINANCIAL.COM  CORPORATION)
                      Consolidated  Statements  of  Operations


                                                                          Year Ended       Year Ended
                                                                      April  30,  2001    April 30, 2002
                                                                      ----------------   ----------------


Revenues:
 Broker  commissions                                                  $  10,558,885      $  25,955,052
 Other                                                                      432,365            667,003
                                                                       -------------      -------------
                                                                         10,991,250         26,622,055
                                                                       -------------      -------------


Cost  of  revenues-
 Commissions                                                              7,527,903         16,691,244
                                                                       -------------      -------------


Gross  profit                                                             3,463,347          9,930,811
                                                                       -------------      -------------



General  and  administrative                                              5,494,369          7,886,155
Salaries  and  wages                                                      1,370,839          2,194,199
Loss  on  rescission  of  LoanNet  acquisition                            1,838,012                 --
Goodwill  impairment  of  Titus                                           1,155,057                 --
Non-recurring  settlement  expenses, net of gains                                --            156,614
                                                                       -------------      -------------


   Total  costs  and  expenses                                            9,858,277         10,236,968
                                                                       -------------      -------------


   Operating  loss                                                       (6,394,930)          (306,157)


Interest  expense                                                          (203,306)          (179,428)
Other  income  (expense),  net                                               24,709             42,872
                                                                       -------------      -------------
 Net  loss                                                            $  (6,573,527)     $    (442,713)
                                                                       =============      =============

Basic  and  diluted  net  loss  per  share  of  common stock          $       (0.31)     $       (0.01)
                                                                       =============      =============


Weighted  average  common  shares  outstanding                           21,511,987         36,273,504
                                                                       =============      =============

     See  accompanying  notes  to  these  consolidated  financial  statements

                                        ANZA  CAPITAL,  INC.
                          (formerly  e-NET  FINANCIAL.COM  CORPORATION)
                   Consolidated  Statements  of  Stockholders' Equity  (Deficit)
                       For  the  Years  Ended  April  30,  2001  and  2002


                                                        A Preferred                   C Preferred                Common Stock
                                                      ---------------               ---------------            ---------------
                                                    Shares       Amount           Shares       Amount         Shares      Amount
                                                  -----------  -----------       -----------  ----------    ----------  ----------

Balances, April 30, 2000                                   -   $       -           20,000     $1,140,697    19,803,937  $   19,804

Shares issued in private placement on
May 2, 2000                                                                                                    666,667         667

Shares issued to consultants and
amortization of deferred stock compensation                                                                  2,863,591       2,864

Shares issued to employees                                                                                     300,689         300

Fair value of services contributed
by officer

Accretion of Class C preferred to
liquidation value                                                                                859,303

Net Loss                                          ________________________       _______________________    ______________________


Balances, April 30, 2001                                    -          -           20,000      2,000,000    23,634,884      23,635


                                            ANZA  CAPITAL,  INC.
                             (formerly  e-NET  FINANCIAL.COM  CORPORATION)
                     Consolidated  Statements  of  Stockholders' Equity  (Deficit)
                          For  the  Years  Ended  April  30,  2001  and  2002

                                                                        Deferred        Accumulated
                                                           APIC       Compensation        Deficit        Total
                                                       ------------  --------------    -------------  -----------


Balances, April 30, 2000                               $ 6,278,151   $   (339,733)     $ (5,868,238)  $ 1,230,681

Shares issued in private placement on
May 2, 2000                                              1,699,306                                      1,699,973

Shares issued to consultants and amortization
 of deferred stock compensation                          1,539,456        313,600                       1,855,920

Shares issued to employees                                 502,275                                        502,575

Fair value of services contributed by officer              100,000                                        100,000

Accretion of Class C preferred to liquidation value                                        (859,303)            -

Net Loss                                                                                 (6,573,527)  (6,573,527)
                                                       ------------  --------------    -------------  -----------

Balances, April 30, 2001                                10,119,188        (26,133)      (13,301,068)  (1,184,378)


                                          ANZA  CAPITAL,  INC.
                           (formerly  e-NET  FINANCIAL.COM  CORPORATION)
                   Consolidated  Statements  of  Stockholders' Equity  (Deficit)
                        For  the  Years  Ended  April  30,  2001  and  2002



                                                            A Preferred            C Preferred               Common Stock
                                                           ------------            ------------              ------------
                                                       Shares        Amount     Shares        Amount       Shares       Amount
                                                    ------------  ---------  ------------  -----------  ------------  ------------


Shares issued for contract buyout                                                                           400,000           400

Shares issued as payment on loan payable                                                                    325,000           325

Shares issued to consultants and employees                                                                5,500,000         5,500

Shares issued as part of Global Settlement                                                                4,500,000         4,500

Beneficial conversion feature on note payable to related party

Issuance of A preferred.                                500,000    $250,000

Repurchase of A preferred and distribution of
dividends                                               (13,180)    ($6,590)

Amortization of deferred stock compensation

Conversion of C preferred                                                          (2,541)    (254,100)   5,679,517         5,680

Shares issued in settlement with consultant                                                               1,300,000         1,300

Value of options granted to an employee

Value of warrants granted in connection
with bridge loan

Net Loss
                                                     ------------  ---------  ------------  -----------  ------------    ----------
Balances, April 30, 2002 . . . . . . . . . . . . . . . .486,820    $243,410        17,459   $1,745,900   41,339,401       $41,340
                                                     ============  =========  ============  ===========  ============    ==========

                                    ANZA  CAPITAL,  INC.
                      (formerly  e-NET  FINANCIAL.COM  CORPORATION)
         Consolidated  Statements  of  Stockholders' Equity  (Deficit) continued
                    For  the  Years  Ended  April  30,  2001  and  2002

                                                               Deferred         Accumulated
                                                    APIC      Compensation        Deficit        Total
                                                 ----------  --------------     ------------    ---------



Shares issued for contract buyout                  57,200                                          57,600

Shares issued as payment on loan payable           56,713                                          57,038

Shares issued to consultants and employees        640,050         (20,833)                        624,717

Shares issued as part of Global Settlement        684,000                                         688,500

Beneficial conversion feature on note payable
to related party                                   60,681                                          60,681

Issuance of A preferred                                                             (36,126)      213,874

Repurchase of A preferred and distribution
of dividends                                                                         (6,410)      (13,000)

Amortization of deferred stock compensation                        26,133                          26,133

Conversion of C preferred                         272,248                           (23,828)            -

Shares issued in settlement with consultant       219,700                                         221,000

Value of options granted to an employee            40,500         (37,125)                          3,375

Value of warrants granted in connection
with bridge loan                                  132,341                                         132,341

Net Loss                                                                           (442,713)     (442,713)
                                            -------------       -----------    -------------    ----------
Balances, April 30, 2002                    $  12,282,621         (57,958)     $(13,810,145)     $445,168
                                            =============       ===========    =============    ==========

See accompanying notes to these consolidated financial statements.

                                             ANZA  CAPITAL,  INC.
                                (formerly  e-NET  FINANCIAL.COM CORPORATION)
                                  Consolidated  Statements  of  Cash Flows

                                                                                       Year  Ended        Year  Ended
                                                                                    April  30,  2001    April  30,  2002
                                                                                    ----------------    ----------------


Cash  flows  from  operating  activities:
 Net  loss                                                                          $    (6,573,527)    $       (442,713)
 Adjustments  to  reconcile  net  loss to net cash used
 in operating activities:
 Depreciation  and  amortization                                                            393,439               33,408
 Loss  from  disposal  of  assets                                                            64,068                    -
 Provision  for  doubtful  accounts                                                          36,687                    -
 Loss  on  rescission  of  LoanNet  acquisition                                           1,838,012                    -
 Goodwill  impairment  of  Titus                                                          1,155,057                    -
 Fair  value  of  services  contributed  by  officer                                        100,000                    -
 Stock  compensation  to  consultants and employees                                       1,712,225              628,092
 Amortization  of discounts on debts                                                              -              165,203
 Amortization  of  deferred  stock  compensation                                            313,600               26,133
 Non-recurring  expenses from  issuance  of  stock                                                -              156,614
 Common  stock  issued  for contract buy-out                                                      -               57,600
  Changes  in  operating  assets  and  liabilities,  net  of  acquisitions:
   Increase  in  accounts  receivable                                                      (269,972)            (864,335)
   Increase  in  loans  held  for  sale                                                    (357,350)            (712,350)
   Decrease  in  other  current  assets                                                      64,068               40,932
   Increase  in  due  from  employees                                                       (65,250)             (21,683)
   Increase  (decrease)  in  accounts  payable                                              264,829             (288,982)
   Increase  in  commission  payable                                                        260,313              949,127
   Increase  in  accrued  interest  expense                                                 118,016               69,671
   Increase  in  other  liabilities                                                          46,797               18,300
   Increase  in  other  current  liabilities                                                  4,845                    -
                                                                                      ----------------     ----------------

 Net  cash  used  in  operating  activities                                                (894,143)            (184,983)
                                                                                      ----------------     ----------------

Cash  flows  from  investing  activities:
 Decrease  in  other  assets                                                                  9,128               11,307
 Purchase  of  property  and  equipment                                                     (23,762)             (40,331)
                                                                                      ----------------     ----------------

 Net  cash  used  in  investing activities                                                  (14,634)             (29,024)
                                                                                      ----------------     ----------------


Cash  flows  from  financing  activities:
 Payments  on  notes  payable  to  related parties                                       (1,350,000)            (153,978)
 Proceeds  from  issuance  of  debt                                                         105,000              225,000
 Payments  on  notes  payable  and  bridge  loan                                            (79,735)            (107,748)
 Advances  from  warehouse  line  of  credit                                                340,842              704,034
  Payments  on  capital  leases                                                                   -              (39,210)
 Proceeds  from  private  placement of common stock                                       1,699,973                    -
 Proceeds  from  private placement of A-Preferred                                                 -              213,874
 Repurchase  of  A-Preferred                                                                      -               (6,590)
 Dividends on A-Preferred                                                                         -               (6,410)
                                                                                      ----------------    ----------------

 Net  cash  provided  by  financing  activities                                             716,080              828,972
                                                                                      ----------------    ----------------

Net  increase  (decrease)  in  cash                                                        (192,697)             614,965
Cash  at  beginning  of  period                                                             285,583               92,886
                                                                                      ----------------    ----------------

Cash  at  end  of  period                                                             $      92,886        $     707,851
                                                                                      ================    ================
Supplemental  cash  flow  information:

 Cash  paid  for  interest                                                            $      19,092        $      44,597
                                                                                      ================    ================
Cash  paid  for income taxes was not significant in either periods.

Continued

                                                  ANZA  CAPITAL,  INC.
                                    (formerly e-NET  FINANCIAL.COM  CORPORATION)
                                      Consolidated  Statements  of  Cash  Flows
                                                      Continued

                                                                                            Year Ended        Year  Ended
                                                                                         April 30,  2001    April  30,  2002
                                                                                         ---------------    ----------------

Supplemental  disclosure  of  non-cash  financing  and  investing  activities:



 Acquisition  of  property  and  equipment  through  capital  leases                     $        3,226     $        17,200
                                                                                         ===============    ================
 Settlement  of  debt with issuance of common stock                                      $      332,666     $        63,440
                                                                                         ===============    ================
 Warrants  issued  for  Bridge  Financing                                                $            -     $       132,345
                                                                                         ===============    ================
 Debt  reduction  through  the  issuance  of  common stock                               $            -     $       627,006
                                                                                         ===============    ================
 Conversion  of  C  preferred  to  common  stock                                         $            -     $       254,100
                                                                                         ===============    ================
See  accompanying  notes  to  these  consolidated  financial  statements

ANZA  CAPITAL,  INC.
(formerly  e-NET  FINANCIAL.COM  CORPORATION)
Notes  to  Consolidated  Financial  Statements

NOTE  1  -  GENERAL

ANZA CAPITAL, INC. ("ANZA"), a Nevada corporation, was originally incorporated on August 18, 1988, under the name of Solutions, Inc. Subsequently, its name was changed to Suarro Communications, Inc. on August 16, 1996, on February 12, 1999, May 12, 1999, January 18, 2000 and on February 2, 2000 the entity changed its name to e-Net Corporation, e-Net Financial Corporation, e-Net. Com Corporation and e-Net Financial.Com Corporation, respectively. On January 2, 2002, the entity changed its name to Anza Capital, Inc. Since inception, ANZA has had unprofitable operations.

From February to March 2000, ANZA acquired Titus Real Estate, Inc., formerly Mystery Travel, Inc., ("Titus"), LoanNet Mortgage, Inc. ("LoanNet") and Expidoc.com, Inc. ("Expidoc"). Prior to February 2000, ANZA had no significant operations. Titus is a management company of a Real Estate Investment Trust, with limited operations, and currently inactive. LoanNet was rescinded in fiscal 2001. Titus and LoanNet acquisitions resulted in significant impairment losses in 2001. Expidoc continues to remain a viable entity providing notary services nationwide.

On April 12, 2000, as amended, ANZA acquired AMRES and Bravo Real Estate, Inc. from EMB Corporation ("EMB"). AMRES is a Nevada corporation organized on March 13, 1998, for the purpose of brokering conventional loans. AMRES has expanded into originating and selling HUD-insured mortgages through its warehouse line of credit; however, such operations represent less than 5% of AMRES total revenues. The entities acquired in February and March 2000, represented less than 5% of revenues and less than 10% of tangible assets of ANZA. Such shareholders received less than 10% of ANZA common stock after the acquisitions. The original ANZA shareholders (holders on or about January 31, 2000) owned approximately 56% of the outstanding common stock. The AMRES selling shareholder, EMB, retained approximately 40% of the outstanding common stock immediately after the acquisition. In addition, management of AMRES controlled, and continues to control, the day-to-day operations of ANZA and AMRES. AMRES was considered the acquirer for financial reporting purposes on April 12, 2000, and resulted in a change in reporting entity for accounting purposes. AMRES currently accounts for in excess of 97% of ANZA's revenues.

On May 1, 2000, ANZA and its current chief executive, along with an unrelated individual, formed Bravo Realty.com, Inc. ("Bravo Realty'), internet-based real estate brokerage targeted to minority homebuyers. ANZA owns 69% and ANZA's current chief executive owns 15% of Bravo Realty. Bravo Realty commenced operations on or about January 31, 2001.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


Principles  of  Consolidation

The accompanying consolidated financial statements include the accounts of ANZA and its wholly owned subsidiaries, collectively, the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.


Revenue  Recognition

Commissions generated from brokering loans are recognized at the date of close. Notary services related revenue is recognized when the services are performed. Loan origination fees are deferred and recorded upon the sale of loans to third parties without recourse, and whereby Anza has no continuing involvement.


Mortgage  Loans  held  for  sale

Mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than hold them for investment. AMRES sells loans to institutional loan buyers under an existing contract. AMRES sells the servicing rights to its loans at the time it sells those loans. Typically, AMRES sells the loans with limited recourse to it. This means that, with some exceptions, ANZA reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event AMRES is required to repurchase a loan, management will assess the impact of losses, which result from a repurchased loan. To date, AMRES has not repurchased a loan as a result of its origination practices.

Origination fees related to loans held for sale are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs, selling costs and any other adjustments. AMRES defers net loan origination fees and these costs are not amortized and are only recognized into income upon sale. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Management evaluates impairment of loans held for sale based on their estimated fair value. If impairment exists, AMRES records a charge to earnings. To date, no impairments have been made for mortgage loans held for sale.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") in September of 2000. SFAS 140 is a replacement of Statement of Financial Accounting
Standards No. 125 ("SFAS 125"), revising the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, SFAS 140 carries over most of SFAS 125's provisions without reconsideration. SFAS 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, however, the disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS 140 did not have a material impact on the results of operations or the financial position of ANZA, since its transfers of financial assets are considered complete at the time of transfer.

The reserve for losses on loans held for sale accounts are based on estimates of losses relating to loans failing to meet investor criteria or potential investor default at the time of funding. Anza is required to fund any losses as a result of deficient underwriting procedures. Estimates are developed by evaluating specific loans and the value of the underlying residential real estate. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses. Though Anza considers these balances adequate and proper, changes in economic conditions in specific markets in which Anza operates could have a material effect on reserve balances required. During 2002, we determined no reserve for loan losses was required since all loans held for sale were sold shortly after year-end without any losses being incurred by the purchaser.

Cash  and  Cash  Equivalents

The Company considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

Property  and  Equipment

Property and equipment are recorded at cost. Significant renewals and betterments, which extend the life of the related assets, are capitalized. Maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Assets, which have a separable life, are depreciated over the life of those assets. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses as of April 30, 2002. Prior to June 2001, Goodwill was being amortized on a straight-line basis over the expected periods to be benefited. Management estimated the periods to be benefited at seven to ten years. In June of 2001, management elected early adoption of FASB No. 142, Goodwill and Other Intangible Assets, and as such did not record any goodwill amortization during the twelve months ended April 30, 2002. For the year ended April 30, 2001, amortization of goodwill amounted to $349,104. See Note 6 for impairment of goodwill.

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that management recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that ANZA reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, and intangible assets which have indefinite lives, but instead test these intangible assets for impairment at least annually (or more frequently if impairment indicators arise). In addition, SFAS 142 requires that management identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Management assesses whether the estimated fair value exceeds the carrying amount of its goodwill. There was no indication that goodwill was impaired in fiscal 2002.


Advertising  Costs

Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published or presented to consumers

Impairment  of  Long-Lived  Assets


The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates quarterly the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. The amount of impairment, if any, is measured based on fair value or discounted cash flows, and is charged to operations in the period in which such impairment is determined by management.

Income  Taxes


The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that ANZA will not realize tax assets through future operations.



Recently  Issued    Accounting  Statements

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

In  May  2002,  the  FASB  issued  SFAS  No.  145,  "Rescission  of  FASB
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies certain existing accounting pronouncements. Currently, SFAS 145 impacts ANZA only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. The Company has elected to early adopt the provisions of SFAS 145, and as such reported all gains on settlements of debt as components of operating income and losses. During the year ended April 30, 2002, the Company had gains from the settlements of debt totaling $125,880. Such amounts have been reflected net of non-recurring expenses from settlements with stock in the accompanying statement of operations for the year ended April 30, 2002. The Company did not have any extraordinary items during the year ended April 30, 2001.



Fair  values  of  financial  instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and Cash Equivalents. The carrying amounts of cash and short-term instruments approximate their fair value.

     Accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments.

     Loans Held for Sale. For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. All loans held for sale were sold shortly after year end without any gains or losses recognized, hence the carrying values of these loans approximates the fair value.

     Short-Term Borrowings. The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

     Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

     Off-Balance-Sheet Instruments. The Corporation generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.


Stock-Based  Compensation


SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. ANZA continues to account for stock-based compensation under APB No. 25. Stock-based compensation for non-employees are accounted for using the fair value approach consistent with SFAS No. 123.

Loss  Per  Common  Share


The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Due to the net losses incurred during the years ended April 30, 2001 and 2002, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share.

Anti-dilutive securities which are not included in the calculation of dilutive EPS for the years ended April 30, 2001 and 2002, which could be dilutive in future periods, include the C Preferred, A Preferred, Laguna warrants, and employee options convertible into approximately 18,287,108 and 71,197,478 shares of common stock, respectively.



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

Disclosures  about  Segments  of  an  Enterprise  and  Related  Information

Management discloses financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. An operating segment is a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. See Note 15 for these disclosures.

Accounting  for  Derivative  Instruments  and  Hedging  Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS No. 133 did not have a material impact on its ANZA's consolidated financial statements.

Significant  Customer  Concentration

For the year ended April 30, 2002, three investors accounted for one hundred percent purchasers of loans held for sale and accounted for one hundred percent of the revenues from the mortgage banking business. Subsequent to year-end, the Company discontinued the business relation with one of these investors. The loss of either of the remaining investors may have adverse impacts on the mortgage-banking segment of the Company's operations.


Restatement  of  Consolidated  Financial  Statements


In the consolidated financial statements as of April 30, 2001, management had incorrectly accounted for 3,000,000 shares of common stock issued to capitalize AMRES as treasury stock instead of accounting for such as an inter-company transaction, which should be eliminated in consolidation. Such restatement did not have any impact on the ANZA's financial position, results of operations or cash flows for the year ended April 30, 2001. ANZA restated its capital accounts as of April 30, 2001 as follows, with no effect on total stockholders' equity (deficit):


                                                 April  30,  2001

                                    As  reported                 As  restated
                                   -------------                -------------


Common  stock                      $      26,385                $      23,635
Additional  paid-in  capital          10,378,934                   10,119,184
Treasury  stock                         (262,500)                           -
Total  stockholders'  deficit      $  (1,184,382)               $  (1,184,382)


NOTE  3  -  ACQUISITIONS


Titus  Real  Estate,  Inc.


On February 11, 2000, ANZA acquired all the issued and outstanding capital stock of Titus in a tax-free exchange valued at $1.6 million. Titus is an entity, which retains rights to manage the operations of a Real Estate Investment Trust ("REIT") that owns certain apartment complexes consisting of 121 units. Titus and AMRES have historically had common management, and such individuals are also officers and key employees of ANZA.

Management allocated the excess of the purchase price over the fair value of the assets acquired of $1.6 million to goodwill. New management of ANZA determined the value of the REIT management contract be included in goodwill since the estimated period to be benefited for both goodwill and the management contract is estimated to be ten years due to the limited operating history of Titus. Accordingly, such excess purchase price over net assets acquired have been combined and included in goodwill in the accompanying consolidated balance sheet. Refer to Note 6 for impairment of the goodwill totaling $1,155,057. The carrying value of goodwill at April 30, 2002 is $425,247.

LoanNet  Mortgage,  Inc.


On February 14, 2000, ANZA acquired all the issued and outstanding common stock of LoanNet, a privately held company providing mortgage loans primarily to residential customers in three Eastern states. In connection with this acquisition, the Company issued 250,000 shares of its common stock valued at $2.3 million. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the net assets acquired of $2.2 million was allocated to goodwill. LoanNet had few assets, consisting primarily of office equipment valued at approximately $100,000. Goodwill was being amortized on a straight-line basis over seven years prior to the closing of LoanNet's operations at which time goodwill was impaired (see
Note  6).

On March 30, 2001, the Board of Directors of ANZA, none of whom were officers, directors or management of LoanNet, rescinded the acquisition of LoanNet due to misrepresentations by LoanNet's management, officers and directors. ANZA management demanded the return of the 250,000 shares issued, and attempted to deliver the shares of common stock it received in connection with the acquisition to the original selling shareholder, whom is also the preferred stockholder, the chief executive officer and director of LoanNet. 6. The 250,000 shares or ANZA's common stock were not returned by the former LoanNet shareholders. ANZA accounted for the rescission of the acquisition transaction by removing the assets and liabilities of LoanNet resulting in net liabilities totaling approximately $147,000, offset by the write-off of goodwill of approximately $1,985,000 (Note 6). The carrying value of the net assets acquired totaling approximately $1,838,000, were charged to operations in fiscal 2001.

ExpiDoc.Com,  Inc.


On March 17, 2000, ANZA acquired all the issued and outstanding capital stock of ExpiDoc, a privately held company that provides notary services, for 24,000 shares of ANZA's common stock valued at $196,510. The acquisition was treated under the purchase method of accounting with the excess of cost over the fair value of the net liabilities acquired of $210,296 allocated to goodwill. At the time of the acquisition, ExpiDoc had no material operating or investment assets. Goodwill was being amortized on a straight-line basis over seven years prior to the adoption of SFAS 142.

NOTE  4  -  LOANS  HELD  FOR  SALE


ANZA  held  conventional  uninsured  mortgages as of April 30, 2002, as follows:

                             Number  of         Amount
                               Loans          Originated

$ 20,000  to  $ 99,000           6            $328,550
$100,000  to  $200,000           3             443,350
$200,001  to  $300,000           1             297,800
$300,001  to  $400,000           -                -
Over  $400,001                   -                -
                               -----       ------------
                                10         $ 1,069,700
  Totals                       =====       ============

These loans were originated by AMRES with various interest rates ranging from 7-13%, per annum, funded using, and collateralized by, ANZA's warehouse credit line (Note 7) and were subsequently sold to investors within one month of balance sheet date.


NOTE  5  -  PROPERTY  AND  EQUIPMENT


Property  and  equipment  consists  of  the  following  as  of  April  30, 2002:

Equipment                                   $  218,886
Furniture  and  fixtures                        57,064
                                              --------
                                               275,950
Less:  accumulated  depreciation              (161,840)
                                              --------


                                            $  114,110
                                             =========


During the years ended April 30, 2002 and 2001, depreciation expense totaled $33,408 and $44,335, respectively. Also, ANZA impaired $64,068 of equipment as of April 30, 2001.

NOTE  6  -  GOODWILL


For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $425,247. Amortization expense during the year ended April 30, 2001, was $349,104. During the year ended April 30, 2001, management recorded asset impairment charges related to LoanNet and Titus totaling $1,985,012 and $1,155,057, respectively, in the accompanying consolidated statement of operations. Management adopted the provisions of SFAS 141 and 142 beginning May 1, 2001. The impact of the adoption of SFAS 141 and 142 on ANZA's financial position and results of operations was not significant.

Events  affecting  the carrying value of goodwill in fiscal 2001 are as follows:

Management determined that LoanNet was unprofitable and required significant cash from financing activities to meet its obligations as they become due and expand in sales and marketing. In February 2001, ANZA management determined to rescind its acquisition of LoanNet as discussed in Note 3. Management of ANZA determined its investment was materially impaired. Since management could not reasonably estimate the residual value, if any, of LoanNet, management impaired all remaining goodwill.

ANZA originally acquired Titus, a REIT management company, to significantly increase the REIT assets by obtaining funding of up to $30 million. ANZA's then chief executive was in negotiation for a commitment for the funding, however, no definitive commitment was obtained by management of Titus. Due to the passage of time and the lack of a firm commitment to raise capital to expand the operations of the REIT, management determined that an impairment of goodwill was appropriate. Management determined that any future significant cash flows would be generated through a sale of Titus.

Management estimated that the sale of Titus would net ANZA at least $250,000, net of costs to sell. Management assessed the fair value of the management company and the REIT based on management's belief that an existing management company of an established REIT could be sold for $250,000, based on discussions with knowledgeable persons, as well as the costs to establish, to obtain required approvals in the state of California and to maintain a REIT. Accordingly, management determined an impairment of the net carrying value of goodwill and the expected net cash flows to be recovered.

The Company has elected early adoption of SFAS No.142. Accordingly, the Company has stopped amortization of goodwill effective May 1, 2001. However, goodwill amortization continues to be presented in the year ended April 30, 2001, statement of operations. Had the provisions of SFAS No. 142 been applied for the year ended April 30, 2001, ANZA's pro forma net loss and net loss per share would have been as follows:



                                                 Year  Ended          Year Ended
                                                  April  30             April 30
                                                    2001                 2002
                                               --------------        -----------

Reported  net loss                              $(6,573,527)         $ (442,713)


Add  back:  Goodwill amortization.                  349,104                   -
                                               --------------        -----------


Adjusted  net loss                              $(6,224,423)         $ (442,713)
                                               ==============        ===========


Basic  earnings  per  share:
Reported  net  loss                              $    (0.31)         $    (0.01)

Goodwill  amortization                                 0.02                    -
                                               --------------         ----------
Adjusted  net  loss                              $    (0.29)         $    (0.01)
                                               ==============         ==========

Management assessed the value of Titus during the fourth quarter of fiscal year 2001 based on a liquidation or residual value of the enterprise, and they recorded impairment at that time. Management again assessed the value of Titus as of April 30, 2002 and determined that no further impairment was warranted. In contemplating the adoption of SFAS No. 142, management assessed the intangible assets of Expidoc. At May 1, 2001, the date of adoption, management believed that the primary intangible asset of Expidoc was goodwill. Because of the relative immateriality of the carrying value of the Expidoc goodwill, management did not believe that an appraisal was necessary to determine what amount, if any, should be allocated to intangible assets with definite lives. Management believes the enterprise value of Expidoc exceeds the carrying value of goodwill as of April 30, 2002.

NOTE  7  -  WAREHOUSE  LINE  OF  CREDIT

AMRES maintains a $2,000,000 warehousing line of credit ($2,500,000 as of May 20, 2002), which will mature March 31, 2003. The agreement is personally guaranteed by ANZA's chief executive officer and by ANZA. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The highest interest rate as of April 30, 2002, was 8.75% (range of interest rates was 6.25%-8.75%) , per annum calculated on the daily outstanding balance. The adjustable interest rate is based upon a published prime rate plus a range of 1.5% - 4% and is payable monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The line of credit is collateralized by the loans held for sale as referenced above.


NOTE  8  -  ACCRUED  LIABILITIES


Accrued  liabilities  consist  of  the  following  as  of  April  30,  2002:

               Accrued  Salary  and  Benefits               $  165,667
               Accrued  professional  fees                      58,416
                                                            ----------
                                                            $  224,083
                                                            ==========


NOTE  9  -  NOTES  PAYABLE

Bridge  Loan

On June 27, 2001, the Company entered into an Investment Agreement and related documents with Laguna Pacific Partners, LLP. Under the terms of the agreements, in exchange for $225,000 received by the Company from Laguna Pacific, the Company executed a promissory note in favor of Laguna Pacific in the principal sum of $225,000, bearing interest at the rate of 7% per annum, secured by all of the assets of ANZA, and payable on the earlier of nine months from its issuance date or the date ANZA's common stock is listed on the NASDAQ Small Cap market. ANZA also executed a warrant agreement , which entitled Laguna Pacific to acquire up to $225,000 worth of e-Net common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. For accounting purposes, ANZA is required to allocate the proceeds received to the value of the warrant and the bridge loan using the relative fair value method and the resulting warrant value is reflected as an increase in additional paid-in capital and a corresponding reduction (discount) to the face value of the note. The relative value of the warrant amounted to $132,341, and such amount was reflected as a discount to the note. The discount on the note was amortized over the term of the note of March 27, 2002, using the effective interest method. ANZA paid $25,000, plus interest, near the due date. Management of ANZA sought relief, since the general partners of Laguna did not perform under certain terms of the agreement. In July of 2002, ANZA's management obtained a mutual release by payment of the balance of $200,000, plus interest of $9,000. In connection with ANZA's settlement payment, the warrants were canceled. The debtor has subsequently disputed the mutual release provisions, and is seeking equity compensation in the form of common shares to partially compensate the debt holder for the loss in value associated with the cancellation of the warrants. ANZA has not agreed to any additional compensation to the debtor. The effects of the value of the cancelled warrants will be reflected in ANZA's statements of operations on the date of the settlement agreement, net of any shares of common stock, which may ultimately be issued by ANZA.


Line  of  Credit

During 2002, ANZA took a draw against its $75,000 credit facility with a bank in order to advance funds to one its branches to start up their operations. Interest on the credit facility is currently at 12%, per annum. The note is personally guaranteed by ANZA'a chief executive officer. The balance outstanding as of April 30, 2002 was approximately $19,500.

Other  Notes  Payable


As of April 30, 2001, ANZA had a 10% note payable totaling $150,000. On July 2, 2001, the parties entered into a settlement agreement whereby ANZA paid $43,280 of principal, issued 325,000 shares of common stock to reduce the note by $63,440, and agreed to pay the remaining $43,280 over ten months beginning August 5, 2001. At April 30, 2002, $4,320 remains due on the note, which was paid on May 1, 2002.

As of April 30, 2001, ANZA had two notes payable aggregating $35,518, interest at 10% per annum due on August 31, 2000. During fiscal 2002, these notes were assumed by a third party in exchange for amounts that were due to ANZA. No gain or loss was recorded in connection with this exchange.

Note  10  NOTES PAYABLE TO RELATED PARTY

The Company paid $125,000 towards the convertible note due to AMRES Holding, Inc. which is owned by Mr. Vincent Rinehart, the Company's CEO. The note had an original balance of $485,446, due in December 2002. The remaining balance of $360,446 of the note with a carrying balance of $332,623, net of discounts, will convert into common stock, or extend the maturity date for one year. The note is reflected as a non-current liability since the holder has agreed not to demand repayment within 12 months due to the Company's lack of substantial liquidity.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES


Capital  Leases

As of April 30, 2001, the Company was in default on certain capital lease obligations totaling approximately $91,985. During fiscal 2002, ANZA settled these obligations for cash payments totaling $35,800. The remaining balance was recognized as gain on settlement of debt in the amount of $56,185. (See Note 13)

In July of 2001, ANZA initiated a new capital lease for computer equipment. The term of the lease is thirty-six months. In July of 2002, ANZA paid off the balance due under the lease for $15,926. As of April 30, 2002, ANZA had no significant capital leases outstanding.


Operating  Leases


ANZA leases its corporate office located in Costa Mesa, California, under two non-cancelable lease arrangements, which expire February 2003. In addition, ANZA leases certain of its branch offices under non-cancelable operating leases that expire through 2005. ANZA also has various equipment leases that expire at various dates ranging from one to five years. Also, business operations are conducted from numerous facilities, which are leased under month-to-month arrangement. Rent expense for the years ended April 30, 2002 and 2001, was $1,265,302 and $510,182, respectively, under the various leasing arrangements.


Minimum future annual rental payments under the lease agreements with a term in excess of one year at April 30, 2002, are as follows:

                         Years  Ending  April  30
                        ---------------------------

                    2003                     $   270,890
                    2004                           9,161
                                                --------
                                             $   280,052
                                                ========



Litigation


ANZA is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of ANZA's existing and future litigation may adversely affect ANZA. Management is unaware of any matters that may have material impact on the Company's consolidated financial position, results of operations or cash flows.

Employment  agreements


On June 1, 2001, ANZA entered into an employment agreement with Vincent Rinehart, its chief executive officer. Under the terms of the agreement, ANZA is to pay a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. In addition, ANZA granted options to acquire 2,500,000 shares of ANZA common stock at $0.08 per share, which shall vest monthly over a three-year period. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can own more than 20% of the issued and outstanding common stock in the event of a reverse stock split. The options are exercisable at the fair market value at the date of the grant of $0.08 per share. Using the variable method in accordance with Accounting Principles Board Opinion No. 25, no expense was recognized from the issuance of the options. ANZA is also a party to other employment agreements in the normal course of business.

On April 1, 2002, AMRES entered into an employment agreement with Jeff Hemm, president, for the term of three years. Under the terms of the agreement, AMRES is to pay a salary equal to $168,000 per year, subject to an monthly increase or decrease based on the number of loans closed during the quarter, plus an automobile allowance of $800 per month and other benefits, including life insurance. In addition, he was granted options to acquire 1,000,000 shares of AMRES common stock at $0.005 per share, which shall vest over twelve months period. Future annual minimum payments for employment compensation packages as of April 30,2002, are as follows:


                  Year  End
                  April  30,


                    2003                   $    504,583
                    2004                        535,842
                    2005                        555,426
                    2006                        430,448
                    2007                         38,108
                                             ----------
                                          $   2,064,407
                                             ==========


Guarantee  of  Debt

On July 6, 2000, ANZA guaranteed to a third party the debt of EMB totaling $657,349. The guarantee was provided due to the EMB sale of AMRES to ensure repayment of the note since EMB had limited assets. On June 26, 2001, this guarantee was satisfied with the issuance of 3,000,000 shares of ANZA's restricted common stock as part of a global settlement (see Note 16).


NOTE  12  -  STOCKHOLDERS'  EQUITY  (DEFICIT)


General


In March 2000, ANZA amended its articles of incorporation to change the authorized number of shares of its $0.001 par value common stock from 20,000,000 to 100,000,000. Additionally, the Board of Directors authorized the issuance of 1,000,000 shares of preferred stock. The preferred stock may be divided into and issued in one or more series.

Series  A  Convertible  Preferred  Stock


In November 2001 and January 2002, ANZA issued an aggregate of 400,000 shares of Series A Convertible Preferred Stock, (the "A Preferred") in a private placement for consideration equal to $163,874 in cash. The A Preferred has a liquidation value of $200,000 and the holder is entitled to receive cumulative dividends at an annual rate of 12%, payable monthly. The A Preferred is convertible, at any time at the option of the holder, into shares of ANZA's common stock at a price equal to 90% of the closing bid price of ANZA's common stock in the previous trading day preceding the conversion. In connection with this issuance, the Company recorded a charge of $36,126 to accumulated deficit for the difference between the consideration received and the liquidation value.

On March 1, 2002, ANZA issued 100,000 shares of A Preferred for $50,000 in a private placement. The A Preferred has a liquidation value of $50,000 and the holder is entitled to receive cumulative dividends at an annual rate of 12%, payable monthly. The A Preferred is convertible, at any time at the option of the holder, into shares of ANZA's common stock at a price equal to 90% of the closing bid price of ANZA's common stock in the previous trading day preceding the conversion.

During the year ended April of 2002, ANZA repurchased 13,180 shares of A Preferred for $6,590.


Series  C  Convertible  Preferred  Stock


In April 2000, ANZA issued 20,000 shares of Class C Convertible Preferred Stock, (the "C Preferred") for $1,775,000, net of fees of $225,000 in a private placement. As additional consideration, ANZA issued warrants to purchase 151,351 shares of the Company's common stock at an initial exercise price of $6.73 per share. The C Preferred has a liquidation value of $2,000,000 and the holder is entitled to receive cumulative dividends at an annual rate of $7.00 per share (7% per annum), payable semi-annually. No dividends have been declared. The C Preferred is convertible, at any time at the option of the holder, into shares of ANZA's common stock at a price equal to the lesser of
(a) $6.91 per share or (b) 95% of the average closing bid price of ANZA's common stock during the fifteen trading days preceding the conversion after 150 days to 85% of the average closing bid price of the common stock during the fifteen trading days immediately preceding such conversion after 240 days. The longer the C Preferred is held the greater discount on conversion into common stock. In the event the holders of C Preferred have not elected to convert at the time of mandatory conversion, the C Preferred will convert at an amount equal to 85% of the purchase price of the holder's C Preferred plus an amount equal to accrued and unpaid dividends, if any, up to and including the date fixed for redemption, whether or not earned or declared.

On June 14, 2001, Class C Preferred stockholders exercised their option and converted 1,616 shares of Class C Preferred stock into 3,741,671 of ANZA's restricted common stock. On July 13, 2001, an additional 400 shares of the Class C were converted at the option of the shareholders into 924,992 shares of ANZA's restricted common stock. Also, on November 15, 2001, an additional 525 shares of Class were converted at the option of the shareholders into 1,012,854 shares of ANZA's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 20%, taking into account the dividends, which were due on the Class C Preferred shares. The beneficial conversion feature embedded in the Class C Preferred was originally charged to ANZA's accumulated deficit at the date of issuance since the right to convert into common stock at a discount was the same date. Preferred dividends totaling $23,828 stockholder equity were charged to the Company's accumulated deficit during the nine months ended January 31, 2002.

Common  Stock


At various dates from May 1, 2000 through April 30, 2001, ANZA issued 2,863,591 shares of common stock, valued at $1,855,920 to various consultants , which are included in general and administrative expenses in the accompanying statements of operations. Consulting services performed during year ended April 30, 2001, are summarized below:

                                                  --------------------------
                                                 Year  Ended  April  30,  2001
                                                  --------------------------
                                                   Costs              Shares
                                                 Incurred             Issued

Financial  and  Internal Accounting Services     $ 300,512            630,500

Mergers  Acquisitions  Consulting                  888,996            875,945

Bravorealty  Start-up  Costs                       286,337            718,500

Information  Technology  Consulting                 41,650             71,000

Legal  Services                                    338,425            567,646
                                                ----------         ----------

Total                                           $1,855,920          2,863,591
                                                ==========         ==========

In June of 2001, ANZA issued 400,000 shares of its restricted common stock both as payment of a $14,482 liability due an outside consultant and as a "buy-out" of the remaining guaranteed contract for this consultant who was providing legal services to ANZA. In connection with this transaction, ANZA charged operations $43,118 for the difference between the carrying value of the liability and the value of the common stock.

On July 2, 2001, ANZA issued 325,000 shares of its restricted common stock valued at $57, 038 as a partial satisfaction of a loan payable due an unrelated party. The original amount of the loan, including interest payable was $150,000. ANZA continues to repay the note in monthly of payments together with interest at 0% per annum of $4,320 through May 2, 2002. As of April 30, 2002, $4,320 remained due on the loan.

At various dates from May 1, 2001 through April 30, 2002, ANZA issued 5,500,000 shares of common stock, valued at $645,550 to various consultants of which $624,717 are included in general and administrative expenses in the accompanying statements of operations and the remaining balance of $20,833 recorded as deferred compensation. Consulting services performed during year ended April 30, 2002, are summarized below:

                                                  --------------------------
                                                 Year  Ended  April  30,  2002
                                                  --------------------------
                                                   Costs              Shares
                                                 Incurred             Issued

Financial  and  Internal Accounting Services     $  79,250           475,000

Mergers  Acquisitions  Consulting                  267,600         2,025,000

Bravorealty  Start-up  Costs                       198,500         1,700,000

Information  Technology  Consulting                 14,000           100,000

Legal  Services                                     86,200         1,200,000
                                                  ---------        ---------

Total                                            $ 645,550         5,500,000
                                                  =========        =========

Stock  Options  and  Warrants

Stock-option  activity  during  the  years  ended April 30, 2001 and 2002, is as follows:

Options  issued  to  employees:


                                                                               Weighted         Weighted
                                                                  Range  of     Average          Average
                                                                  Exercise      Exercise      Fair  Value of
                                                  Options          Prices       Price        Options Granted
                                                 ---------      ------------    --------      ---------------

Outstanding,  April  30,  2000                          -       $         -     $     -        $          -
 Granted                                                -                 -           -
 Canceled                                               -                 -           -
 Exercised                                              -                 -           -
                                                ----------
Outstanding,  April  30,  2001                          -       $         -     $     -        $          -
 Granted                                        5,500,000       $0.005-0.17        0.10                0.07
 Canceled                                      (2,000,000)             0.17        0.17                0.12
 Exercised                                              -                 -           -                   -
                                                ----------
Outstanding,  April  30,  2002                  3,500,000       $0.005-0.08     $  0.06        $       0.05
                                                ==========

As of April 30, 2002, options Exercisable totaled 2,166,666.

Pro  Forma  Disclosure

Had compensation cost for the Company's employee stock options been accounted for using the fair value method of accountancy described by SFAS No. 123 (see
Note 2), the Company's reported net loss of $442,713 and net loss per share of $0.01 for the year ended April 30, 2002, would have been increased to $579,783 and $0.02 per share, respectively. Option granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, an expected volatility of 83%, a risk-free interest rate of 3.25%, and an expected option life of five years.

For the year ended April 30, 2001, Pro forma effects of options granted to employees were not significant

In May, 2000, as an additional consideration to a private placement, ANZA issued warrants to purchase 333,334 shares of ANZA's common stock at an initial exercise price of $3.00 per share.

Warrants issued in connection with private placements, excluding the warrants issued in connection with the bridge financing, and options issued to consultants:

                                                                                     Weighted        Weighted
                                                                       Range  of      Average         Average
                                                                       Exercise      Exercise      Fair  Value of
                                                             Options    Prices         Price       Options Granted
                                                            ---------  ------------  --------      ---------------


Outstanding,  April  30,  2000                               151,351   $      6.73   $   6.73       $       6.00
 Granted                                                     333,334          3.00       3.00               1.42
 Canceled                                                          -             -          -                  -
 Exercised                                                         -             -          -                  -
                                                          -----------
Outstanding,  April  30,  2001                               484,685   $3.00- 6.73       4.16               2.85
 Granted                                                   1,000,000          0.17       0.17               0.12
 Canceled                                                 (1,000,000)         0.17       0.17               0.12
 Exercised                                                         -             -          -                  -
                                                          -----------

Outstanding,  April  30,  2002                               484,685   $3.00- 6.73   $   4.16       $       2.85
                                                          ===========

The 484,685 warrants outstanding and exercisable at April 30, 2002, expire in April 2005 through May 2005.

The warrants to purchase $225,000 of ANZA's common stock for an aggregate purchase price of $1.00, have not been included in the above because the acquisition price is insignificant.


NOTE  13  -  NON-RECURRING  EXPENSES

During the nine months ended January 31, 2002, the Company had capital lease obligations in default totaling $91,985 that were settled for $35,800. The remaining balance was recognized as a gain on settlement of debt of $56,185.

On January 17, 2002, AMRES purchased a note payable by the Company in the amount of $103,404 (note 16) and accrued interest totaling $6,291 for consideration of $40,000, which $25,000 was tendered to EMB with the balance of $15,000 due on June 1, 2002. In the consolidation the note payable is eliminated and the Company recognized a gain from the settlement of debt of $69,695.

On May 27, 1999, ANZA entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. Per the agreement, the Company granted the investment banker options to purchase 200,000 shares of ANZA's common stock at an exercise price of $0.13, each, expiring on May 31, 2001. Additionally, ANZA was required to pay $60,000 for the initial twelve months. In addition, the agreement specified that the investment banker would receive a percentage of consideration received in a merger, acquisition, joint venture, debt or lease placement and similar transactions through May 31, 2001. ANZA valued these options using the Black Scholes model at $3.14 per share for total consulting expenses of $627,200 and amortized such an expense over the course of the contract. As of July 31, 2001, entire value of this contract had been amortized. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 200,000 shares of the Common Stock and to cancel the options to purchase 200,000 shares. On August 7, 2001, ANZA agreed to settle a dispute over the terms of the amendment by canceling the 200,000 shares in exchange for 1,500,000 of ANZA's restricted common stock. ANZA valued the additional 1,300,000 shares at $0.17 each and charged operations a total of $221,000 as a non-recurring settlement loss.

On June 27, 2001, the Company entered into a global settlement agreement with several parties The following reflects the non-recurring charge to operations associated with the Global Settlement (note 16):

Value  of  1,500,000  shares  to  EMB                 $  229,500
Debt  and  interest  relief                             (168,006)
                                                       ----------
  Total  non-recurring  loss                          $   61,494
                                                       ==========


NOTE  14  -  INCOME  TAXES


At April 30, 2002, ANZA had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $6.2 million and $3.1 million, respectively, which for federal reporting purposes, begin to expire in 2011 and fully expire in 2022. For state purposes, the net operating loss carry-forwards begin to expire in 2003 and fully expire in 2012. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2002 and 2001, before considering the effects of ANZA's valuation allowance amounted to approximately $2.4 million and $2.0 million, respectively. The Company provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $321,000 and $1.3 million during the years ended April 30, 2002 and 2001, respectively. ANZA's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE  15  -  SEGMENT  AND  OTHER  INFORMATION


Segments were determined based on services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. For the years ended April 30, 2002 and 2001 management has provided the following information with respect to its operating segments (in thousands):

                                               Revenues:              Operating Income  (loss)         Assets
                                            2001     2002            2001        2002              2001     2002
                                            ----     ----            ----        ----              ----     ----


Loan  brokering-Corporate               $  3,612   $  7,646         $  (98)    $  653            $  535    $ 1,778
Loan  brokering-Net  Branches              6,947     17,958             25         67                92        293
Mortgage  banking                            218        351            (19)        34               357      1,012
Notary  Services                             188        348            (39)        12               217        213
REIT  Management                              10          9            (48)       (19)              251        251
Real  Estate  Brokerage                       17        310             --       (205)               --         10
                                         -------    --------       ---------   --------          -------    -------
                                       $  10,992    $26,622           (179)       542             1,452      3,557
                                         =======    ========


Amortization  and  impairment  of  goodwill                         (3,489)        --
Compensatory  stock                                                 (2,026)      (626)
Corporate                                                             (700)      (222)              154        219
                                                                   ---------   --------          -------    -------
Total                                                              $(6,394)  $   (306)          $ 1,606      3,776
                                                                   =========   ========          =======    =======

                                  ANZA  CAPITAL,  INC.
                    (formerly  e-NET  FINANCIAL.COM  CORPORATION)
                   Notes  to  Consolidated  Financial  Statements


The primary historical activities of AMRES has been brokering retail residential real estate mortgages. AMRES commenced its mortgage banking division in fiscal 2001, which currently has $2,000,000 in warehouse lines (increased to $2,500,000 in May of 2002), and funds directly about 5% of the loans originated by AMRES agents. Loans funded are primarily second mortgages and subprime loans. AMRES owns and operates four corporate-owned branches in Long Beach, Costa Mesa, Riverside, and Palmdale, California. The significant growth has been from their branch offices, which are operated by managers for a profit. As of April 2002, over 300 such branches were producing over $75,000,000 in monthly loans (compared with 140 branches and over $40,000,000 in monthly loans for the prior period).

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


NOTE  16:  GLOBAL  SETTLEMENT


As part of the acquisition of AMRES, Anza was obligated to file and prosecute until completion a registration statement with the Securities and Exchange Commission for the purpose of registering 7,500,000 shares of e-Net common stock issued to EMB. The registration was not declared effective by the Securities and Exchange Commission. Additionally, Anza was obligated to pay the sum of $4,000,000 under the terms of a promissory note issued to EMB, of which $1,215,856, including interest, was outstanding at the settlement date. Furthermore, EMB had an obligation of $485,446 to AMRES Holding LLC related to the acquisition of AMRES by EMB prior to the year 2000. AMRES Holding LLC is controlled by the chief executive officer of ANZA.

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

In order to settle the outstanding disputes among all the parties, on June 26, 2001, Anza entered into a settlement agreement with EMB, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

(i) Anza issued to EMB 1,500,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 7,500,000 shares of Anza common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. Anza issued to EMB a promissory note in the principal amount of $103,404, which represents the reduced amount due to EMB by Anza under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to WdB, but which were satisfied by Anza and a note issued by Anza to AMRES Holdings, LLC to settle an acquisition obligation of EMB (see below). The note bears interest at the rate of 10% per annum and is convertible into common stock of Anza. See Note 12 for further discussions of this note.


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

(iv) EMB assigned its rights of a portion of Anza's note payable totaling $485,446 to AMRES Holdings LLC, owned by Vincent Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of common stock based on 80% of the closing stock price on the date of the conversion. The Company assigned a value of approximately $60,681 to the beneficial conversion feature imbedded in this note. The entire principal balance, together with accrued interest, shall be due and payable, in full, on December 15, 2002.

(v) EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. The note had a mandatory conversion into ANZA's common stock on December 15, 2001, which was never enforced. On January 17, 2002, EMB sold this note to AMRES for $40,000 of which $25,000 has been tendered. See Note 13.

The  following  reflects  the  reduction  of the note payable to EMB as follows:

     Note  payable                                    $1,055,000
     Accrued  interest                                   160,856
                                                      -----------
     Total  due  EMB  prior  to  settlement            1,215,856
     Less:
          Value  of  3,000,000  shares  to  WdB         (459,000)
          Payable  to  AMRES  Holdings,  LLC            (485,446)
          Debt  and  interest  relief                   (168,006)
                                                      -----------
          Balance  due  EMB  after  settlement        $  103,404
                                                      ===========


The following reflects the non-recurring charge to operations associated with the Global Settlement:

Value  of  1,500,000  shares  to  EMB                 $  229,500
Debt  and  interest  relief                             (168,006)
                                                       ----------
  Total  non-recurring  loss                          $   61,494
                                                       ==========


NOTE  17    FORMATION  OF  ANZA  PROPERTIES,  INC.

Also on June 27, 2001, in transactions related to the agreements with Laguna Pacific, ANZA formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation ("Anza Properties") capitalized with $75,000 from the proceeds of the bridge loan. The Company:

(i) executed a bond term sheet with Anza outlining the proposed terms of an offering to raise up to $5,000,000. The purpose of this offering was to obtain capital on behalf of Anza Properties to acquire income producing real estate. The offer was terminated in March 2002.

(ii) entered into an employment agreement with Thomas Ehrlich. In March 2002, Thomas Ehrlich died and management has no intention to replace him. The employment agreement provided for a salary of $20,000 per month and options to acquire up to 2,000,000 shares of Anza common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza Properties was successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering. The options were effectively cancelled. No compensation expense was recorded as part of the options granted since the contingency to raise capital was not met.

(iii) entered into a consulting agreement with Lawrence W. Horwitz to provide legal services to Anza. The agreement provides for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for eight months beginning September 1, 2001, guaranteed by Anza. In addition, Anza executed a Stock Option Agreement which entitled Horwitz to acquire up to 1,000,000 shares of Anza common stock on terms identical to those of Ehrlich, described above. The options were canceled at the same time as Ehrlich's options. No compensation expense was recorded as part of the options granted since the contingency to raise capital was not met.

(iv) entered into an operating agreement with Anza concerning the operations of Anza Properties, Inc. The agreement specifies in material part that Vince Rinehart will be the President of Anza Properties, that Mr. Rinehart and Mr. Ehrlich will be the directors, that the signatures of both Mr. Rinehart and Mr. Ehrlich will be required on all checking accounts, and that the assets of Anza Properties cannot be encumbered without the express written consent of Mr. Rinehart and Mr. Ehrlich.

The purpose of Anza Properties was primarily to improve the net worth of e-Net by acquiring income producing real estate. Due to the death of Mr. Ehrlich in March 2002, all operational and fundraising efforts associated with Anza Properties have been permanently discontinued.

NOTE  18:  LIQUIDITY  AND  MANAGEMENT'S  PLANS


ANZA incurred a net loss of $6,573,527 in fiscal 2001. Such losses include a non-recurring impairment of Titus goodwill and a non-recurring loss on the rescission of LoanNet. Cash flows used in operating activities were $894,143. In fiscal 2002, ANZA's net losses were reduced to $442,713. As of April 30, 2002, ANZA had limited working capital of $315,034 and had no significant commitments for additional working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ANZA has generated a small net profit during the third and fourth fiscal quarters of 2002. Such profitability has continued in May and June 2002. In July 2002, ANZA paid its $200,000 bridge loan, plus interest of $9,000, through cash primarily generated from operating activities.

Although management has reduced its net losses in fiscal 2002, and has generated net income subsequent to April 30, 2002, due to a strong mortgage finance market, there remains substantial doubt about ANZA's ability to continue as a going concern as a result of the liquidity issues described above. ANZA's continued growth is dependent on a favorable residential loan origination and refinancing market, and management's ability to attract new branches and employees. Increases in interest rates on residential mortgages may slow ANZA's growth. Management believes that base rates of interest will remain relatively stable over the next twelve months. Management believes a stable interest rate environment will enable them to continue ANZA's growth in fiscal 2003. There are no assurances that interest rates and, ultimately, the residential mortgage finance market, will remain favorable to ANZA's business climate.

Management's plans with respect to these matters are to continue to carefully monitor ANZA's operating costs in fiscal 2003, increase revenues through increases in AMRES branches, and to generate consistent cash flows on a monthly basis. Management has not aggressively pursued capital raising activities due to high costs of capital. Management will only seek financing alternatives, if the cost of such financing is in the best interests of ANZA, or in the event ANZA has an immediate need for working capital. Management believes that their actions will continue to afford ANZA the ability to fund its operations and service its obligations primarily through the cash generated by operations. However, there are no assurances that ANZA will continue to experience growth or profitably. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about ANZA's liquidity.


NOTE  19:  SUBSEQUENT  EVENTS

On May 10, 2002, the Company issued 30,000 shares of its restricted common stock to an employee as an incentive.

On May 14, 2002, Class C Preferred stockholders exercised their option and converted 299 shares of Class C Preferred stock into 1,189,931 of ANZA's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends, which were due on the Class C Preferred shares. The beneficial conversion feature embedded in the Class C Preferred was originally charged to ANZA's accumulated deficit at the date of issuance since the right to convert into common stock at a discount was the same date.

See Note 9 for repayment of the bridge loan totaling $200,000, plus interest of $9,000.