Form 10QSB
period 2002-07-31
ANZA CAPITAL INC
filed 2002-09-20
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  X  No.
             --

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes   No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 16, 2002, there were 42,559,328 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                              Yes _____   No  X  .
                                             ---

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

ITEM  1     FINANCIAL  STATEMENTS

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                July 31, 2002
                                                                --------------
ASSETS
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $    1,264,534
 Commissions and accounts receivable . . . . . . . . . . . . .       1,626,499
 Loans held for sale . . . . . . . . . . . . . . . . . . . . .       2,549,246
 Advances to employees . . . . . . . . . . . . . . . . . . . .         138,269
 Prepaid and other current assets. . . . . . . . . . . . . . .          55,850
                                                                --------------
Total current assets . . . . . . . . . . . . . . . . . . . . .       5,634,398

Property and equipment, net of accumulated
 depreciation of $172,278. . . . . . . . . . . . . . . . . . .         120,242
Goodwill, net of accumulated amortization
 and impairments of $1,385,049 . . . . . . . . . . . . . . . .         425,247
                                                                --------------
                                                                     6,179,887
                                                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . .         830,820
 Commissions payable . . . . . . . . . . . . . . . . . . . . .       1,610,707
 Warehouse line of credit. . . . . . . . . . . . . . . . . . .       2,494,456
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . .         115,904
Total current liabilities. . . . . . . . . . . . . . . . . . .       5,051,887
                                                                --------------

Convertible notes payable to related party . . . . . . . . . .         342,865
Interest payable on notes to related parties . . . . . . . . .          46,902
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .          49,178
                                                                --------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       5,490,832
                                                                --------------

Stockholders' equity:
Class C convertible preferred stock, no par value;
 liquidation value of $100.00 per share;
 17,160 shares issued and outstanding. . . . . . . . . . . . .       1,716,000
Class A convertible preferred stock, no par value; liquidation value of $0.50 per share; 500,000 shares authorized;
 472,306   shares outstanding. . . . . . . . . . . . . . . . .         236,153
Common stock, $0.001 par value; 100,000,000 shares
 authorized; 45,309,332 issued and 42,559,322
 outstanding . . . . . . . . . . . . . . . . . . . . . . . . .          42,559
Additional paid-in capital . . . . . . . . . . . . . . . . . .      12,316,840
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .     (13,595,497)
Deferred stock compensation. . . . . . . . . . . . . . . . . .         (27,000)
                                                                --------------
Total stockholders' equity . . . . . . . . . . . . . . . . . .         689,055
                                                                --------------
                                                                $    6,179,887
                                                                ==============

                           See accompanying footnotes

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three            Three
                                              Months Ended     Months Ended
                                              July 31, 2001    July 31, 2002
                                              --------------   --------------
Revenues:
 Broker commissions. . . . . . . . . . . . .  $    4,880,634   $   10,956,287
 Other . . . . . . . . . . . . . . . . . . .         165,396          363,059
                                              --------------   ---------------
                                                   5,046,030       11,319,346
                                              --------------   ---------------

Cost and expenses:
 Broker Commissions . .. . . . . . . . . . .       3,332,546        7,999,523
 Other                                                88,769          270,285
                                              --------------   --------------
 Gross profit. . . . . . . . . . . . . . . .       1,624,715        3,049,538

Operating expenses:
 General and administrative. . . . . . . . .       1,281,580        1,930,687
 Salaries and wages. . . . . . . . . . . . .         507,125          878,317
 Non-recurring loss on settlements . . . . .          61,494                -
                                              --------------   --------------
   Total costs and expenses. . . . . . . . .       1,850,199        2,809,004
                                              --------------   --------------
 Operating income (loss) . . . . . . . . . .        (225,484)         240,534

Interest expense . . . . . . . . . . . . . .         (43,470)         (28,667)
Other income . . . . . . . . . . . . . . . .           6,432           16,983
                                              --------------   --------------
   Net income (loss) . . . . . . . . . . . .  $     (262,522)  $      228,850
                                              ==============   ==============
Earnings per common share:
 Basic:
   Weighted average number of common shares.      26,414,775       42,386,704
                                              --------------   --------------
   Net earnings (loss) per common share. . .  $        (0.01)  $         0.01
                                              --------------   --------------
 Diluted:
   Weighted average number of common shares.      26,414,775      131,141,203
                                              --------------   --------------
   Net earnings (loss) per common share. . .  $        (0.01)  $         0.00
                                              --------------   --------------

                           See accompanying footnotes

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months     Three Months
                                                                Ended            Ended
                                                                July 31, 2001    July 31, 2002
                                                                --------------   --------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $     (262,522)  $      228,850
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .           5,001           10,438
  Non-recurring loss on settlements. . . . . . . . . . . . . .          61,494                -
  Stock compensation to consultants and employees. . . . . . .         320,473            1,080
  Amortization of discounts on loans . . . . . . . . . . . . .          14,108           10,242
  Amortization of deferred stock compensation. . . . . . . . .          80,439           30,958
  Changes in operating assets and liabilities:
    Increase in commissions and accounts receivable. . . . . .        (134,628)        (298,041)
    Increase in loans held for sale. . . . . . . . . . . . . .      (1,096,675)      (1,479,546)
    Decrease (increase) in other current assets. . . . . . . .          18,510          (12,179)
    (Decrease) increase in accounts payable. . . . . . . . . .         (23,776)         497,880
    Increase in commissions payable. . . . . . . . . . . . . .         224,590          401,267
    Increase (decrease) accrued liabilities. . . . . . . . . .         (85,056)          19,481
                                                                --------------   --------------
Net cash used in operating activities. . . . . . . . . . . . .        (878,042)        (589,570)

Cash flows from investing activities:
  Acquisitions of property and equipment . . . . . . . . . . .         (12,527)         (16,572)
  Increase in due from employees . . . . . . . . . . . . . . .         (44,750)         (51,336)
                                                                --------------   --------------
  Net cash used in investing . . . . . . . . . . . . . . . . .         (57,277)         (67,908)

Cash flows from financing activities:
  Payments on bridge loan. . . . . . . . . . . . . . . . . . .               -         (199,100)
  Proceeds from issuance of bridge loan. . . . . . . . . . . .         200,000                -
  Advances from warehouse line of credit . . . . . . . . . . .       1,073,920        1,449,580
  Repurchase of A Preferred. . . . . . . . . . . . . . . . . .               -           (7,257)
  Dividends on A Preferred . . . . . . . . . . . . . . . . . .               -           (9,743)
  Payment on capital lease obligation. . . . . . . . . . . . .               -          (19,319)
                                                                --------------   --------------
  Net cash provided by financing activities. . . . . . . . . .       1,273,920        1,214,161

Net increase in cash . . . . . . . . . . . . . . . . . . . . .         338,601          556,683
Cash at beginning of period. . . . . . . . . . . . . . . . . .          92,886          707,851
                                                                --------------   --------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . .  $      431,487   $    1,264,534
                                                                ==============   ==============
Non-cash financing activities:
  Debt reduction through the issuance of common stock. . . . .  $      459,000                -
                                                                ==============   ==============
  Warrants issued for bridge-loan issue costs. . . . . . . . .  $      132,345                -
                                                                ==============   ==============
  Conversion of C Preferred to common stock. . . . . . . . . .  $      515,925   $       34,359
                                                                ==============   ==============
Supplemental cash flow information:
Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $            -   $       27,937
                                                                ==============   ==============
Income tax was not significant during the periods presented

                           See accompanying footnotes

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.  UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of July 31, 2002, for the three months ended July 31, 2002 and 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2002, and the results of their operations and their cash flows for the three months ended July 31, 2002 and 2001. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2003. Also, in the opinion of management, all disclosures required on Form 10-QSB were fully furnished with exception of the per segment information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information " issued by the Financial Accounting Standards Board (FASB). Management omitted this information since this information was not readily available and American Residential Funding, Inc.'s ("AMRES") loan brokering business represents approximately 97% of the Company's revenues and related expenses. However, management determined that the omission of this information is insignificant to the overall presentation of the Company's financial position and will provide this information only in the annual financial report in the Company's Form 10-KSB.

NOTE  2.  RECLASSIFICATIONS

Certain  prior  year  amounts  have  been reclassified for comparative purposes.

NOTE  3.  IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than May 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations The adoption of the provision of SFAS 144 did not have a material impact on the results of operations or the financial position of ANZA, since its transfer of financial assets are considered complete at the time of transfer.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145).
SFAS 145 updates, clarifies and simplifies certain existing accounting pro-nouncements. Currently, SFAS 145 impacts ANZA only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. The Company has elected to early adopt the provisions of SFAS 145, and as such reported all gains on settlements of debt as components of operating income and losses. For the three months ended July 31, 2001, the Company had non-recurring losses from settlements of $61,494. Such amounts have been reflected as a component of other income. The Company did not have any extraordinary items during the three months ended July 31, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is currently assessing the impact of this statement on its result of operations, financial position and cash flows.

NOTE  4.  GOODWILL

For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $425,247 ($250,000 related to Titus and $175,247 related to Expidoc). Management estimated that the sale of Titus would net ANZA at least $250,000, net of costs to sell. Management assessed the fair value of the management company and the REIT based on management's belief that an existing management company of an established REIT could be sold for $250,000, based on discussions with knowledgeable persons, as well as the costs to establish, to obtain required approvals in the state of California and to maintain a REIT. Management believes that the primary intangible asset of Expidoc is goodwill. Because of the relative immateriality of the carrying value of the Expidoc goodwill, management did not believe that an appraisal was necessary to determine what amount, if any, should be allocated to intangible assets with definite lives. Management believes the enterprise value of Expidoc exceeds the carrying value of goodwill as of July 31, 2002.

NOTE  5.  EARNINGS  PER  SHARE

Anti-dilutive securities which are not included in the calculation of dilutive EPS for the three months ended July 31, 2002 which could be dilutive in future periods, include the C Preferred, A Preferred, Laguna warrants, and employee options convertible into approximately 88,754,499 shares of common stock. If all of these anti-dilutive securities were converted as of July 31, 2002, the Company could exceed its authorized number of common shares. However, management believes that based on certain restrictions within the agreements related to these anti-dilutive securities, primarily the C Preferred and restrictions on the C Preferred holders' ownership percentage in proportion to total shares outstanding, it is unlikely that a series of conversions could occur (based on the total common shares outstanding as of July 31, 2002) which could result in the Company exceeding its authorized shares.

NOTE  6.  BRIDGE  FINANCING

On June 27, 2001, the Company obtained a short-term bridge loan in the amount of $225,000, with a stated rate of interest at 7% per annum. ANZA also executed a warrant agreement, which entitled Laguna Pacific to acquire up to $225,000 worth of ANZA common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. For accounting purposes, ANZA was required to allocate the proceeds received to the value of the warrant and the bridge loan using the relative fair value method and the resulting warrant value is reflected as an increase in additional paid-in capital and a corresponding reduction (discount) to the face value of the note. The relative value of the warrant amounted to $132,341, and such amount was reflected as a discount to the note. The discount on the note was amortized over the term of the note of March 27, 2002, using the effective interest method. ANZA paid $25,000, plus interest, near the due date. Management of ANZA sought relief, since the general partners of Laguna did not perform under certain terms of the agreement. On or about June 27, 2002, ANZA entered into a settlement agreement and general mutual release with Laguna Pacific (the "Laguna Settlement"). As consideration under the Settlement, ANZA repaid the $200,000 note, plus $9,000 in accrued interest, and the note was cancelled.

Subsequent to the Laguna Settlement, a dispute has arisen regarding whether or not the Laguna Settlement included and consequently canceled the warrants. Management is currently in discussions with Laguna Pacific regarding this matter and may reach a second settlement agreement which may result in the issuance of additional shares of common stock to Laguna Pacific.

NOTE  7.  EMPLOYMENT  AGREEMENTS

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

NOTE  8.  STOCKHOLDERS'  EQUITY

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

At various dates from May 1, 2001 through July 31, 2001, the Company issued 2,400,000 shares of common stock, valued at $390,500 to various consultants. Consulting services performed, and included in general and administrative expenses, during the three months ended July 31, 2001 are summarized below:


                                                          Three  Months  Ended
                                                            July  31,  2001
                                                       Costs            Shares
                                                      Incurred          Issued

Financial  and  Internal  Accounting  Services      $   75,750       $  450,000
Mergers  Acquisitions  Consulting                      191,000        1,125,000
Bravorealty  Start-up  Costs                           105,000          700,000
Information  Technology  Consulting                     14,000          100,000
Legal  Services                                          4,750           25,000
                                                    ----------       ----------

Total                                               $  390,500       $2,400,000
                                                    ==========       ==========

On May 10, 2002, the Company issued 30,000 shares of its restricted common stock to an employee as an incentive. The shares were valued at $1,080 and recorded as compensation expense during the quarter. No shares were issued to consultants in during the three months ended July 31, 2002.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK

During the three months ended July 31, 2002, ANZA repurchased 14,513 shares of A Preferred for $7,257. Also during the quarter, the Company declared and distributed $9,743 of dividends relating to the A Preferred. At the same time, the Company clarified the terms of the A Preferred and filed an amendment to its certificate of designation.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK

On May 14, 2002, Class C Preferred stockholders exercised their option and converted 299 shares of Class C Preferred stock into 1,189,931 of ANZA's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends, which were due on the Class C Preferred shares. The beneficial conversion feature embedded in the Class C Preferred was originally charged to ANZA's accumulated deficit at the date of issuance since the right to convert into common stock at a discount was the same date. No expense was associated with the transaction. C Preferred stock dividend totaling $4,459 were charged to the Company's accumulated deficit during the three months ended July 31, 2002.

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

The Company is an independent financial services company, whose primary source of revenue is American Residential Funding "AMRES", a wholly owned subsidiary. AMRES offers loan originators a "net-branch" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 40 states. They maintain a web site, www.amres.net, which contains detailed information on AMRES, as well as provides Net Branches with various corporate services. Currently over 300 net-branches nationwide are operating, in addition to four Corporate owned branches in 4 counties in Southern California. Further growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources.

Expidoc.com has seen increased revenue over the last several quarters, averaging over 400 loan document signings a month through their network of notaries in all 50 states. Expidoc has achieved profitability the last three fiscal quarters. By adding staff, and implementing a new marketing initiative, Expidoc should continue to improve its operations and maintain near term profitability. Revenues at Expidoc.com are expected to continue to increase as Expidoc.com has become a preferred signer for Ditech.com. This status with Ditech.com, and their confidence in Expidoc.com's ability has translated into a consistent increase in the number of orders received monthly.

BravoRealty (69% owned subsidiary) has established joint venture branches in four locations. In addition, BravoRealty has initiated a net branch of AMRES inside Bravo, and has experienced an increase in revenues from home loans brokered. Bravorealty has established the documentation, licensing, marketing materials and operations to sell "Bravo Real Estate Network" franchises. Management is still evaluating its options for franchising and has no immediate plans to implement this strategy. BravoRealty has incurred a small operating loss for the current quarter.

Titus Real Estate, LLC, operates as the manager of Titus REIT, a real estate investment trust. Current shareholders of the REIT have requested the selling of assets in order to return their original investment. To date, all ten properties have been sold. It is the intent of the management of the Company to repay its initial investors, operate the REIT at minimal levels, and raise new capital for Titus REIT when the market permits, although no estimate can be made as to when that might be. The Company believes the long term benefits of a REIT compliment the Company's business plan. Titus Real Estate, LLC, did not generate any revenue during the current quarter.

We have never achieved an annual profit. However, our revenues continue to increase, and we have been successful through various strategies in reducing our outstanding debt. We have achieved profitability in recent quarters and as a result management believes that we may achieve profitability in the current fiscal year.

CRITICAL  ACCOUNTING  POLICIES

Anza's consolidated financial statements and related public financial infor-mation are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and loan losses on loans held for sale, which have been historically and favorably low. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recover-ability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations and Review for Impairments

The purchase combinations we evaluate and complete, require us to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value may be based on independent appraisal or our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Valuation  Of  Long-Lived  And  Intangible  Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. In fiscal 2001, our impairments were quite large due to the rescission of LoanNet and impairment of Titus. During fiscal 2002, we determined that the residual value of Expidoc and Titus companies exceeded the carrying value of goodwill totaling $425,247 and, accordingly, no impairment of goodwill was charged during 2002, or in the current quarter.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2001.

Revenues

Revenues increased by $6,273,316, or 124.3%, to $11,319,346 for the three months ended July 31, 2002, compared to $5,046,030 for the three months ended July 31, 2001. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth the Company has experienced over the last two fiscal years.

More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 300 branches as of July 31, 2002, compared to 150 branches as of July 31, 2001. For the three months ended July 31, 2002, the total revenue associated with the Net Branches was approximately $8.35 Million, compared to total revenue associated with the Net Branches of $3.6 Million for the three months ended July 31, 2001. The Net Branch program is expected to continue to be a primary growth vehicle for ANZA in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/servicer.

Revenues for Expidoc also increased significantly, $156,685 for the period ended July 31, 2002 compared to $56,817 for the period ended July 31, 2001. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc.

BravoRealty became operational in January of 2001. For the three months ended July 31, 2002, revenues amounted to $206,374 compared with revenues of approximately $102,310 for the period ending July 31, 2001. Management believes that BravoRealty can be a significant growth vehicle for the company in the future, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by BravoRealty over the last twelve months. Further, management believes that with its continued growth pattern and the addition of four corporate real estate offices and twelve additional sales persons, the prospect for profitability in the next fiscal year is obtainable.

There were no revenues from Titus during the three months ended July 31, 2002 and revenue from Titus for the three months ended July 31, 2001 were insignificant.

Costs  and  Expenses

Commissions are paid to loan agents on funded loans. Commissions increased by $4,666,977 or 140%, for the three months ended July 31, 2002, to $7,999,523 from $3,332,546 for the three months ended July 31, 2001. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the commissions increased by 4.7%, to 73% compared to 68.3% for the three months ended July 31, 2002 and the three months ended July 31, 2001, respectively. This increase is directly associated with the proportional increase in Net Branch revenue as a percentage of total revenue as the Company earns a flat percentage of revenues associated with the net branches, as compared to revenues associated with the corporate branches in which the Company earns a higher commission split once certain revenue targets are achieved. Gross profit increased by $1,424,823 or 88% for the three months ended July 31, 2002 to $3,049,538 from $ 1,624,715 for the three months ended July 31, 2001.

Compensation  Expense

Compensation expense totaled $878,317 for the three months ended July 31, 2002, compared to $507,125 for the three months ended July 31, 2001. The increase of $371,192 is directly related to the expansion of AMRES operations.

General  and  Administrative  Expenses

General and administrative expenses totaled $1,930,687 for the three months ended July 31, 2002, compared to $1,281,580 for the three months ended July 31, 2001. This increase of $649,107 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

The Company elected early adoption of Statement 142 and as such, did not record any goodwill amortization for the three months ended July 31, 2002 or July 31, 2001.

In the previous fiscal year, the Company funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended July 31, 2001, costs paid in the form of stock to outside consultants totaled approximately $390,500 representing approximately 2,400,000 shares of stock. In addition, the Company recorded an additional $20,295 in cash compensation to outside consultants for the three months ended July 31, 2001. As the Company has begun to generate positive cash flow from operations, management has decided to limit the use of stock paid to consultants. As such, no stock was issued to outside consultants during the three months ended July 31, 2002. Consulting expenses recorded for the three months ended July 31, 2002 amounted to $8,333, relating to the amortization of stock issued in the previous fiscal year. All consulting expenses were included in General and Administrative Expenses for the periods ended July 31, 2002 and 2001.

Non-Recurring  Settlement  Expense

As part of the Global settlement in June of 2001, the company recorded settlement expense of $61,494 relating to the excess value of shares issued as part of the global settlement compared to the net reduction in debt and interest relief received in the settlement.

There were no non-recurring settlement expenses incurred for the three months ended July 31, 2002.

Interest  Expense

Interest expense was $28,667 as of July 31, 2002, compared to $43,470 as of July 31, 2001. This decrease is associated with a reduction in the total balance of notes payable during the period. The reduction in notes payable is primarily a result of the Global Settlement executed on June 26, 2001 and due to re-payments made on all other outstanding notes over the last twelve months.

Net  Income

The Company's generated a net profit for the three and months ended July 31, 2002 of $228,850 or $0.01 per share. For the three months ended July 31, 2001, the Company recorded a net loss of $262,522 or $0.01 per share. In the prior period, the Company incurred significant non-cash expenses associated with, among other things, stock issued to outside consultants and costs incurred with the Global Settlement. Management believes that these non-cash charges should be minimal in future periods affording the Company the ability to produce net income in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

Net cash used in operating activities was $589,570 and $878,042 for the three months ending July 31, 2002 and 2001, respectively. Net loss decreased significantly between the periods from a loss of $262,522 for the period ending July 31, 2001, to a profit of $228,850 for the period ending July 31, 2002. Non-cash expenses relating to the issuance of stock for services, depreciation and amortization and amortization of debt discounts totaled $52,718 and $481,515 for the three months ended July 31, 2002 and 2001, respectively. Increase in loans held for sale of $1,479,546 was also a significant contributor to the cash used in operating activities for the three months ending July 31, 2002.

Our mortgage loans held for sale increased approximately $1,479,000 to approximately $2,549,000, as a result of our rapid growth during the three months ended July 31, 2002. The cash we used to fund our loans is reflected as a reduction to our operating cash flows discussed above (see cash flows financing activities below for discussion of our warehouse line of credit which provided the cash to fund our loans).

Our mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. We sell loans AMRES originates, typically within 30 days of origination, rather than hold them for investment. We sell loans to institutional loan buyers under existing contracts. AMRES sells the servicing rights to its loans at the time it sells those loans. Typically, AMRES sells the loans with limited recourse to it. This means that, with some exceptions, we reduce our exposure to default risk at the time we sell the loan, except that it may be required to repurchase the loan if AMRES breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event AMRES is required to repurchase a loan, we will assess the impact of losses, which result from a repurchased loan. To date, AMRES has not repurchased a loan as a result of its origination practices. In the event we are required to purchase a significant amount of loans during a short period of time, our financial condition, results of operations and cash flows could be adversely affected.

Net cash used in investing activities was $ 67,908 and $57,277 for the three months ended July 31, 2002 and 2001, respectively. The difference is mainly due to an increase in due to employees in the three months ended July 31, 2002, and 2001.

Net cash provided by financing activities was $1,214,161 and $1,273,920 for the three months ended July 31, 2002 and July 31, 2001 respectively. Cash provided by financing for both periods relates primarily to advances on the Company's warehouse line of credit associated with its mortgage banking operations ($1,449,580 and $1,073,920 for the three months ended July 31, 2002 and 2001, respectively). The warehouse line of credit is secured by first and second trust deed mortgages.

The Company is current in servicing its obligations as they become due. In the previous fiscal years, the Company used its common stock to provide compensation for outside services that were required. It is the belief of management, that beginning the current quarter, little or no common stock will be issued for services.

The Company's stockholders equity increased from a deficit of $201,358 as of July 31, 2001 to an equity of $689,055 as of July 31, 2002 primarily due to the issuance of common stock in relief of debt.

Management is pleased with the current direction and financial improvement of the Company. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. BravoRealty is performing as projected, requiring budgeted initial investment in capital prior to ramping up to full operations. The cash flow of the Company has markedly improved, with cash on hand ending July 31, 2002 of $1,264,534 versus $431,487 the prior period. Short-term debt is manageable. The Company has reduced the balance of the convertible note due our Chief Executive with an original balance of $485,446, due in December 2002. The remaining balance of $360,446 of the note with a carrying balance of $332,623, net of discounts, will convert into common stock, or extend the maturity date for one year. The $1,716,000 in convertible C Preferred most likely will continue to convert to common stock. Significant debt has been eliminated, and no current obligations are delinquent. It is our opinion, baring some significant adverse change in our business, that the Company should continue to grow and continue to increase its profitability.

The Company has generated a net income over the last nine months. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurances that management's plans will be successful. Our independent accountants modified their report, with an explanatory paragraph, stating that the audited financial statements of Anza Capital, Inc. for the period ending April 30, 2002 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

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

ITEM  2     CHANGES  IN  SECURITIES

     On May 14, 2002, we issued 30,000 shares of common stock, restricted in accordance with Rule 144, to an employee as a performance incentive. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the employee was a sophisticated investor as evidenced by our management during his employment.

     On  May 14, 2002, Rice Opportunity Fund, LLC (formerly known as Dotcom Fund
LLC) converted 299 shares of Series C Convertible Preferred Stock into 1,189,931 shares of our common stock, restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5     OTHER  INFORMATION

Laguna  Pacific  Settlement
---------------------------

     On June 27, 2001, we entered into an Investment Agreement and related documents with Laguna Pacific Partners, LP. Under the terms of the agreements, in exchange for $225,000 received by us from Laguna Pacific, we:

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

     On or about June 27, 2002, we entered into a Settlement Agreement and General Mutual Release with Laguna Pacific (the "Laguna Settlement"). As consideration under the settlement, we repaid the $200,000 note, plus $9,000 in accrued interest, and the note was cancelled.

     Subsequent to the Laguna Settlement, a dispute has arisen regarding whether or not the Laguna Settlement included and consequently cancelled the warrants.
We are currently in discussions with Laguna Pacific regarding this matter and may reach a second settlement agreement which may result in the issuance of additional shares of common stock to Laguna Pacific.

Certificate  of  Designation  for  Series  A  Preferred
-------------------------------------------------------

     On August 15, 2002, we filed a Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation or in any Amendment Thereto, of the Class A Convertible Preferred Stock of Anza Capital, Inc. (the "Certificate"), for the purpose of clarifying certain rights and privileges relating to our Series A Convertible Preferred Stock. No new shares of stock were issued in connection with the filing.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        4.1 Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation or in any Amendment Thereto, of the Class A Convertible Preferred Stock of Anza Capital, Inc.

        10.1 Settlement Agreement and General Release between Anza Capital, Inc. and Laguna Pacific Partners, LP dated on or about
                June  27,  2002

        99.1 Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K

                None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                /s/  Vincent  Rinehart
Dated:  September  20,  2002                    --------------------------------
                                                By:    Vincent  Rinehart
                                                Its:   President,  Chairman,
                                                       Chief Executive Officer,
                                                       Chief Financial Officer,
                                                       Chief Accounting Officer,
                                                       and  Director



                                                /s/  Scott  A.  Presta
Dated:  September  20,  2002                    --------------------------------
                                                By:    Scott  A.  Presta
                                                Its:   Director