Form 10QSB
period 2002-10-31
ANZA CAPITAL INC
filed 2002-12-16
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ---  No---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 9, 2002, there were 51,559,328 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                              Yes _____   No  X
                                            -----

                               ANZA CAPITAL, INC.



                                TABLE OF CONTENTS
                                -----------------


                                     PART I
ITEM  1     Financial  Statements                                              3
-------     ---------------------
ITEM  2     Management's Discussion and Analysis or Plan of Operation         14
-------     ---------------------------------------------------------

                                    PART II
                                    -------
ITEM  1     Legal  Proceedings                                                24
-------     ------------------
ITEM  2     Changes  in  Securities                                           24
-------     -----------------------
ITEM  3     Defaults  Upon  Senior  Securities                                24
-------     ----------------------------------
ITEM  4     Submission  of  Matters  to a Vote of Security Holders            24
-------     ------------------------------------------------------
ITEM  5     Other  Information                                                24
-------     ------------------
ITEM  6     Exhibits  and  Reports  on  Form  8-K                             25
-------     -------------------------------------

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

ITEM  1     FINANCIAL  STATEMENTS


                                 ANZA  CAPITAL,  INC.
                                  AND  SUBSIDIARIES
                             CONSOLIDATED  BALANCE  SHEET


                                                                         October 31, 2002
                                                                        ------------------
                                        ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $       3,900,310
 Commissions and accounts receivable . . . . . . . . . . . . . . . . .          2,018,378
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . .          1,000,100
 Advances to employees . . . . . . . . . . . . . . . . . . . . . . . .            194,407
 Prepaid and other current assets. . . . . . . . . . . . . . . . . . .             63,805
                                                                        ------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .          7,177,000

 Property and equipment, net of accumulated depreciation of $182,716 .            117,615
 Goodwill, net of accumulated amortization
          and impairments of $1,535,049. . . . . . . . . . . . . . . .            275,247
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,085
                                                                        ------------------
                                                                        $       7,570,947
                                                                        ==================

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,046,654
 Warehouse line of credit. . . . . . . . . . . . . . . . . . . . . . .            976,867
 Commissions payable . . . . . . . . . . . . . . . . . . . . . . . . .          3,795,370
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            232,841
                                                                        ------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .          6,051,732

Convertible notes payable to related party . . . . . . . . . . . . . .            353,336
Interest payable on notes to related party . . . . . . . . . . . . . .             54,621
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .             18,848
                                                                        ------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,478,537
                                                                        ------------------

Stockholders' equity:
 Class C convertible preferred stock, no par value;
liquidation value of $100.00 per share;
17,160 shares issued and outstanding . . . . . . . . . . . . . . . . .          1,716,000
      Class A convertible preferred stock, no par value; liquidation
          Value of $0.50 per share; 500,000 shares authorized, 462,053
          Shares outstanding . . . . . . . . . . . . . . . . . . . . .            230,826
 Common stock, $0.001 par value; 100,000,000 shares
authorized; 54,309,328 issued and 51,559,328 outstanding . . . . . . .             51,559
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .         12,401,422
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .        (13,307,397)
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .          1,092,410
                                                                        ------------------
                                                                        $       7,570,947
                                                                        ==================

                              See  accompanying  notes.


                                          ANZA  CAPITAL,  INC.
                                           AND  SUBSIDIARIES
                                 CONSOLIDATED  STATEMENTS  OF  OPERATIONS




                                           Three           Three           Six             Six
                                           Months Ended    Months Ended    Months Ended    Months Ended
                                           Oct 31, 2002    Oct 31, 2001    Oct 31, 2002    Oct 31, 2001
                                           --------------  --------------  --------------  --------------

Revenues:
   Broker commissions . . . . . . . . . .     14,780,927       5,798,285      25,825,800      10,985,952
   Other. . . . . . . . . . . . . . . . .        367,609         174,919         730,668         340,315
                                           --------------  --------------  --------------  --------------
                                              15,148,536       5,973,204      26,556,468      11,326,267
                                           --------------  --------------  --------------  --------------

Cost and expenses:
 Broker Commissions . . . . . . . . . . .     10,825,142       4,196,940      19,004,204       7,803,898
    Other . . . . . . . . . . . . . . . .        228,515         129,837         487,966         218,667
                                           --------------  --------------  --------------  --------------
   Gross profit . . . . . . . . . . . . .      4,094,879       1,646,427       7,064,298       3,303,702

General and administrative. . . . . . . .      1,611,172         958,393       3,197,592       1,678,511
Salaries and wages. . . . . . . . . . . .      1,731,052         658,294       2,966,156       1,349,124
Consulting fees . . . . . . . . . . . . .        193,809         137,406         221,805         547,996
Non-recurring loss on settlements . . . .              -         221,000               -         282,494
Impairment of goodwill. . . . . . . . . .        150,000               -         150,000               -
                                           --------------  --------------  --------------  --------------
   Total costs and expenses . . . . . . .      3,686,033       1,975,093       6,535,553       3,858,125
                                           --------------  --------------  --------------  --------------

 Operating income (loss). . . . . . . . .        408,846        (328,666)        528,745        (554,423)

Interest expense. . . . . . . . . . . . .        (45,106)        (79,720)        (64,608)       (122,355)
Other income (expense), net . . . . . . .         51,543          73,528          54,887          79,397
                                           --------------  --------------  --------------  --------------


   Net income (loss). . . . . . . . . . .  $     415,283   $    (334,858)  $     519,024   $    (597,381)
                                           ==============  ==============  ==============  ==============

Earnings per common share:

Basic:
    Weighted average number of
    common shares . . . . . . . . . . . .     42,790,101      37,774,349      42,588,080      32,901,640
                                           ==============  ==============  ==============  ==============

    Net earnings (loss) per common share.  $        0.01   $       (0.01)  $        0.01   $       (0.02)

Diluted:
    Weighted average number of
     common shares. . . . . . . . . . . .    202,931,705      37,774,349     202,729,684      32,901,640
                                           ==============  ==============  ==============  ==============

    Net earnings (loss) per
       common share . . . . . . . . . . .  $        0.00   $       (0.01)  $        0.00   $       (0.02)

                                         See accompanying notes.


                               ANZA  CAPITAL,  INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Six Months      Six Months
                                                 Ended           Ended
                                                 Oct 31, 2002    Oct 31, 2001
                                                 --------------  --------------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . .  $     519,024   $    (597,381)
 Adjustments to reconcile net loss to
      net cash used in operating activities:
 Depreciation and amortization. . . . . . . . .         20,996           5,001
 Non-recurring loss on settlements. . . . . . .              -         282,494
   Gain on settlement of obligations. . . . . .        (51,543)        (56,185)
 Stock based compensation . . . . . . . . . . .        146,234         405,173
 Amortization of discounts on loans . . . . . .         20,484          59,261
   Impairment of goodwill . . . . . . . . . . .        150,000               -
 Amortization of deferred stock compensation. .         57,958         131,133
 Changes in operating assets and liabilities:
   Increase in accounts receivable, net . . . .       (689,920)       (138,687)
   Decrease (increase) in loans held for sale .         69,600        ( 82,575)
   Increase in other current assets . . . . . .        (20,133)        (10,895)
   Increase in due from employees . . . . . . .       (107,473)       (119,750)
   Increase (decrease) in accounts payable. . .        830,651         (85,753)
   Increase in commissions payable. . . . . . .      2,585,931         469,777
   Increase (decrease) in accrued liabilities .         11,198         (56,301)
   Decrease (increase) in other liabilities . .        (14,331)         18,610


 Net cash provided by  operating activities . .      3,528,676         223,922
                                                 --------------  --------------

Cash flows from investing activities:
 Decrease in other assets . . . . . . . . . . .         (1,085)              -
 Acquisitions of property and equipment . . . .        (24,502)        (19,167)
                                                             -               -
                                                 --------------  --------------

 Net cash (used in) investing activities. . . .        (25,587)        (19,167)
                                                 --------------  --------------

Cash flows from financing activities:
 Proceeds from issuance of bridge loan. . . . .              -         225,000
      Payments on bridge loan . . . . . . . . .       (200,000)              -
      Payments on capital lease obligations . .        (18,420)        (35,800)
 Net borrowings under warehouse line of credit.        (68,009)        100,466
 Repurchase of A Preferred. . . . . . . . . . .        (12,383)              -
   Dividends on A Preferred . . . . . . . . . .        (11,818)              -
                                                 --------------  --------------
 Net cash (used in) provided by financing
      activities. . . . . . . . . . . . . . . .       (310,630)        289,666
                                                 --------------  --------------
   (Continued)


                                ANZA  CAPITAL,  INC.
                                  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     CONTINUED



Net increase in cash. . . . . . . . . . . . . . . . . . . .    3,192,459    494,421
Cash at beginning of period . . . . . . . . . . . . . . . .      707,851     92,886
                                                             -----------  ---------

Cash at end of period . . . . . . . . . . . . . . . . . . .  $ 3,900,310  $ 587,307
                                                             ===========  =========

Non-cash financing activities:
    Debt reduction through the issuance of stock

    Warrants issued for bridge-loan issue costs
                                                             $         -  $ 459,000
    Conversion of C Preferred to common stock
                                                             $         -  $ 132,345
Supplemental cash flow information:
   Cash paid for interest . . . . . . . . . . . . . . . . .  $    34,359  $ 515,925


Income tax was not significant during the periods presented  $    27,937  $       -


                               See  accompanying  notes.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.  UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of October 31, 2002, and for the three and six months ended October 31, 2002 and 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 2002, and the results of their operations and their cash flows for the three and six months ended October 31, 2002 and 2001. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2003. Also, in the opinion of management, all disclosures required on Form 10-QSB were fully furnished with exception of the per segment information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" issued by the Financial Accounting Standards Board (FASB). Management omitted this information since this infor-mation was not readily available and American Residential Funding, Inc.'s ("AMRES") loan brokering business represents approximately 97% of the Company's revenues and related expenses. However, management determined that the omission of this information is insignificant to the overall presentation of the Company's financial position and will provide this information only in the Company's Annual Report on Form 10-KSB. The Company's Annual Report on Form 10-KSB for the year ended April 30, 2002 should be read in connection with this quarterly report.

NOTE  2.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.


                                              Three Months Ended October 31, 2001
                                     As Originally Filed   As Reclassified   Difference

Broker Commissions. . . . . . . . .  $ 3,013,012            $ 4,196,940      $ 1,183,928
Other . . . . . . . . . . . . . . .      130,372                129,837             (535)
General and administrative expenses    2,270,059                958,393       (1,311,666)
Salaries and wages. . . . . . . . .      530,021                658,294          128,273


                                               Six Months Ended October 31, 2001
                                     As Originally Filed   As Reclassified   Difference

Broker Commissions. . . . . . . . .  $ 5,778,506            $ 7,803,898      $ 2,025,392
Other . . . . . . . . . . . . . . .      217,079                218,667            1,588
General and administrative expenses    4,100,958              1,678,511       (2,422,447)
Salaries and wages. . . . . . . . .      953,657              1,349,124          395,467

The amounts were reclassified to appropriately disclose costs and expenses directly related to revenue generating activities. Further, salaries and wages have been broken out of general and administrative expenses as this cost has become individually significant. In addition, all expenses relating to compensation, such as payroll taxes, have been reclassified into salaries and wages.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies certain existing accounting pronounce-ments. Currently, SFAS 145 impacts ANZA only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. The Company has elected to early adopt the provisions of SFAS 145, and as such reported all gains on settlements of debt as components of other income. For the three months ended October 31, 2002, the Company had a gain from the settlement of certain bridge loan obligations in the amount of $51,543 as discussed in Note 6.

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

The net carrying amount of goodwill is $275,247 ($100,000 related to Titus and $175,247 related to Expidoc) at October 31, 2002. Goodwill, during the periods presented, was not amortized in accordance with SFAS 142. During the three months ended October 31, 2002, management assessed the carrying value of Titus, after a liquidation of assets held by the Titus REIT. Titus has no remaining assets or obligations as of October 31, 2002. Management has inquired as to the sale value of Titus, in its current state, and believes that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $100,000. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 to operations during the three months ended October 31, 2002.

NOTE  5.  EARNINGS  PER  SHARE

Anti-dilutive securities which are not included in the calculation of dilutive EPS for the three months ended October 31, 2002 which could be dilutive in future periods, include the C Preferred, A Preferred, and employee options convertible into approximately 160,141,604 shares of common stock. If all of these anti-dilutive securities were converted as of October 31, 2002, the Company could exceed its authorized number of common shares. However, management believes that based on certain restrictions within the agreements related to these anti-dilutive securities, primarily the C Preferred and restrictions on the C Preferred holders' ownership percentage in proportion to total shares outstanding, it is unlikely that a series of conversions could occur (based on the total common shares outstanding as of October 31, 2002) which could result in the Company exceeding its authorized shares.

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

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 3,000,000 shares of the Company's common stock in satisfaction of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.03 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 3,000,000 shares issued to Laguna was determined to be $81,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the current quarter, management recorded a gain on the settlement as other income in the amount of $51,543.

NOTE  7.  EMPLOYMENT  AGREEMENTS

On June 1, 2001, ANZA entered into an employment agreement with Vincent Rinehart, its chief executive officer. Under the terms of the agreement, ANZA is to pay a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. In addition, ANZA granted options to acquire 2,500,000 shares of ANZA common stock at $0.08 per share, which shall vest monthly over a three-year period. The options are subject to an anti-dilution provision in the event of future issuances of common stock or a reverse stock split. The holder in no event can own more than 20% of the issued and outstanding common stock in the event of a reverse stock split. The options are exercisable at the fair market value at the date of the grant of $0.08 per share. Using the variable method in accordance with Accounting Principles Board Opinion No. 25, no expense was recognized from the issuance of the options. ANZA is also a party to other employment agreements in the normal course of business. Also see Note 9 for Subsequent Events.

On April 1, 2002, AMRES entered into an employment agreement with Jeff Hemm, president, for the term of three years. Under the terms of the agreement, AMRES is to pay a salary equal to $168,000 per year, subject to an monthly increase or decrease based on the number of loans closed during the quarter, plus an automobile allowance of $800 per month and other benefits, including life insurance. In addition, he was granted options to acquire 1,000,000 shares of AMRES common stock at $0.005 per share, which shall vest over twelve months period. On November 1, 2002, the board authorized the issuance of 1,000,000 shares to Mr. Hemm as per his employment contract. The value attributed these shares ($27,000), less amounts already recorded as expense by the Company in previous quarters, was expensed during the quarter as compensation expense - See
Note  8.  Stockholders'  Equity.

NOTE  8.  STOCKHOLDERS'  EQUITY

From time to time, the Company's board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance.
In the event the Company issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, the Company discounts the closing ask prices by 10% to value its common stock transactions.

In May 10, 2002, the Company issued 30,000 shares of its restricted common stock to an employee as an incentive. The shares were valued at $1,080 and recorded as compensation expense during the first quarter. On November 4, 2002, the Company issued 3,050,000 million shares to consultants and legal counsel, valued at $82,350. The value of the shares were accrued in the accompanying financial statements as consulting expense for the period ended October 31, 2002.

Further, on November 4, 2002, the Company issued 2,950,000 shares to current employees and directors. The shares were valued at $79,650 and were accrued as compensation expense in the accompanying financial statements since the services were rendered prior to that date.

Also see Note 9 Subsequent events for proposed reorganization and reverse acquisition.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK

During the six months ended October 31, 2002, ANZA repurchased 24,765 shares of A Preferred for $12,383. Also during the period, the Company declared and distributed $14,616 of dividends relating to the A Preferred. At the same time, the Company clarified the terms of the A Preferred and filed an amendment to its certificate of designation.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK

On May 14, 2002, Class C Preferred stockholders exercised their option and converted 299 shares of Class C Preferred stock into 1,189,931 of Anza's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends, which were due on the Class C Preferred shares. The beneficial conversion feature embedded in the Class C Preferred was originally charged to Anza's accumulated deficit at the date of issuance since the right to convert into common stock at a discount was the same date. No expense was associated with the transaction. C Preferred stock dividend totaling $4,459 were charged to the Company's accumulated deficit during the six months ended October 31, 2002.

NOTE  9.  SUBSEQUENT  EVENTS

Proposed  Reorganization  and  Acquisition

On October 7, 2002, Anza Capital, Inc. issued a press release announcing the execution of a Reorganization Agreement with Homelife, Inc. A copy of the press release was included in the Company's Current Report on Form 8-K filed with the Commission on November 4, 2002.

The Reorganization Agreement requires the approval of each of the company's common and preferred shareholders. Our current management team will assume the management responsibilities of the surviving company, which shall be named AMRES Capital Inc., and will consist of Anza's current assets and subsidiaries and HomeLife's Red Carpet Real Estate trademark and operations. In connection with obtaining the approval of the Anza shareholders, a Proxy Statement describing the transaction will be filed with the Securities and Exchange Commission and mailed to all Anza shareholders, when completed.

For accounting purposes, the proposed acquisition will be accounted for as a reverse acquisition whereby Anza is assumed to be the accounting acquirer. The acquisition of the HomeLife assets, consisting primarily of the Red Carpet Trademark, will be recorded as a purchase, whereby the net assets acquired will be recorded at fair value. The purchase price is estimated at $420,000, plus liabilities  assumed  of  $110,000,  for  an  aggregate  purchase  price of approximately $530,000. The purchase price is estimated based upon the approximate number of shares to be retained by the HomeLife Shareholders immediately after the proposed acquisition. The assets of HomeLife do not include enforceable contracts, an assembled workforce, leases, or customer's lists. As a result, management believes that the net assets in the proposed acquisition do not constitute a trade or business. Management believes that the purchase price will be allocated to the Red Carpet Trademark, which has an indefinite life, and will not be amortized. There are no assurances that the transaction will be closed, and accordingly, management does not believe that, at present, pro forma financial information is required until such time the transaction is probable of being completed.

Notification  From  The  Department  of  Housing  and  Urban  Development

On December 9, 2002, the Company received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. The Company is currently assessing losses, if any, associated with each of these loans. The Company carries errors and omissions insurance coverage, which may offset any potential losses, which may be incurred by the Company with respect to these loans. At the time of the filing of this quarterly report, it is too early to determine what if any loss the Company may ultimately incur with these loans. The Company has accrued $115,000 of expense as accrued liabilities to account for the potential deductible the Company could incur if all of these loans result in losses for the Company.

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

The Company is an independent financial services company, whose primary source of revenue is through American Residential Funding "AMRES", a wholly owned subsidiary. AMRES offers loan originators a "net-branch" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 40 states. They maintain a web site, www.amres.net, which contains detailed information on AMRES, as well as provides Net Branches with various corporate services. Currently over 300 net-branches nationwide are operating, in addition to four Corporate owned branches in 4 counties in Southern California. Further growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources.

Expidoc.com has seen increased revenue over the last several quarters, averaging over 400 loan document signings a month through their network of notaries in all 50 states. Expidoc has achieved profitability the last three fiscal quarters. By adding staff, and implementing a new marketing initiative, Expidoc should continue to improve its operations and maintain near term profitability. Revenues at Expidoc.com are expected to continue to increase as Expidoc.com has become a preferred signer for Ditech.com. This status with Ditech.com, has resulted in a consistent increase in the number of orders received monthly.

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

Titus Real Estate, LLC operates as the manager of Titus REIT, a real estate investment trust. Current shareholders of the REIT have requested the selling of assets in order to return their original investment. To date, all ten properties have been sold. It is the intent of the management of the Company to repay its initial investors, operate the REIT at minimal levels, and raise new capital for Titus REIT when the market permits, although no estimate can be made as to when that might be. The Company believes the long term benefits of a REIT compliment the Company's business plan. Titus Real Estate, LLC did not generate any revenue during the current quarter.

We have never achieved an annual profit. However, our revenues continue to increase, and we have been successful through various strategies in reducing our outstanding debt. We have achieved profitability in recent quarters and as a result management believes that we may achieve profitability in the current fiscal year.

CRITICAL  ACCOUNTING  POLICIES

Anza's consolidated financial statements and related public financial infor-mation are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and loan losses on loans held for sale, which have been historically and favorably low. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recover-ability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations and Review for Impairments

The purchase combinations we evaluate and complete require us to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value may be based on independent appraisal or our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Valuation  Of  Long-Lived  And  Intangible  Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. In fiscal 2001, our impairments were quite large due to the rescission of LoanNet and impairment of Titus. During the three months ended October 31, 2002, we determined that the residual value of Titus companies exceeded the carrying value by $150,000 and thus a permanent impairment charge was recorded on the accompanying financial statements.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2001.

Revenues

Revenues increased by $9,175,332, or 153.6%, to $15,148,536 for the three months ended October 31, 2002, compared to $5,973,204 for the three months ended
October 31, 2001. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth the Company has experienced over the last two fiscal years.

More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 270 branches as of October 31, 2002, compared to 110 branches as of October 31, 2001. For the three months ended October 31, 2002, the total revenue associated with the Net Branches was approximately $12.2 Million, compared to total revenue associated with the Net Branches of $4.1 Million for the three months ended October 31, 2001. The Net Branch program is expected to continue to be a primary growth vehicle for ANZA in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/servicer.

Revenues for Expidoc also increased significantly, $233,475 for the period ended October 31, 2002 compared to $116,110 for the period ended October 31, 2001. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc.

BravoRealty became operational in January of 2001. For the three months ended October 31, 2002, revenues amounted to $134,134 compared with revenues of approximately $58,809 for the period ending October 31, 2001. Management believes that BravoRealty can be a significant growth vehicle for the company in the future, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by BravoRealty over the last twelve months. Further, management believes that with its continued growth pattern and the addition of four corporate real estate offices and thirteen additional sales persons, the prospect for profitability in the next fiscal year is obtainable.

There were no revenues from Titus during the three months ended October 31, 2002 and revenue from Titus for the three months ended October 31, 2001 were insignificant.

Costs  and  Expenses

Commissions are paid to loan agents on funded loans. Commissions increased by $6,726,880 or 155.5%, for the three months ended October 31, 2002, to $11,053,657 from $4,326,777 for the three months ended October 31, 2001. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the commissions increased by 0.6%, to 73.0% compared to 72.4% for the three months ended October 31, 2002 and the three months ended October 31, 2001, respectively. The Company earns a flat percentage of revenues associated with the net branches, as compared to revenues associated with the corporate branches in which the Company earns a higher commission split once certain revenue targets are achieved. The breakout of revenues earned by net branches compared to total revenues was consistent between the periods. Gross profit increased by $2,448,452 or 148.7% for the three months ended October 31, 2002 to $4,094,879 from $ 1,646,427 for the three months ended October 31, 2001.

General  and  Administrative  Expenses

General and administrative expenses totaled $1,611,172 for the three months ended October 31, 2002, compared to $958,393 for the three months ended October 31, 2001. This increase of $652,779 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

Salaries  and  Wages

Salaries and wages totaled $1,731,052 for the three months ended October 31, 2002, compared to $658,294 for the three months ended October 31, 2001. The increase of $1,072,758 is directly related to the expansion of AMRES operations. As of October 31, 2002, the Company employed approximately 675 employees compared to 385 employees as of October 31, 2001.

Consulting  Expense

In the previous fiscal year, the Company funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended October 31, 2001, costs paid in the form of stock to outside consultants totaled approximately $137,406 representing approximately 1,100,000 shares of stock. Stock issued to outside consultants during the three months ended October 31, 2002 amounted to $82,350 representing 3,050,000 shares. Consulting expenses recorded for the three months ended October 31, 2002 also included amortization of stock issued in the previous fiscal year and cash paid for outside services totaling approximately $36,000.

Non-Recurring  Settlement  Expense

During the three months ended October 31, 2001, the Company issued common stock to an investment banker as a final settlement of a dispute arising from former officers of the Company in fiscal 2000. The Company did not value these shares since they believed that the value of the services was in excess of $330,000 which was reported in 2001. Upon further review, management determined it was appropriate to record a charge to operations totaling $221,000 for the period ending October 31, 2001.

There were no non-recurring settlement expenses incurred for the six months ended October 31, 2002.

Impairment  of  Goodwill

During the three months ended October 31, 2002, management assessed the carrying value of Titus, after a liquidation of assets held by the Titus REIT. Titus has no remaining assets or obligations as of October 31, 2002. Management has inquired as to the sale value of Titus, in its current state, and believes that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $100,000. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 to operations during the three months ended October 31, 2002.

Interest  Expense

Interest expense was $45,106 as of October 31, 2002, compared to $79,720 as of October 31, 2001. This decrease is associated with a reduction in the total balance of notes payable during the period, and due to lower average balances on the Company's warehouse line of credit. The reduction in notes payable is primarily a result of the Global Settlement executed on June 26, 2001 and due to re-payments made on all other outstanding notes over the last twelve months.

Other  Income  Expense,  net

During the three months ended October 31, 2002, the Company recorded other income in the amount $51,543 relating to the difference of the value of the 3,000,000 shares issued to Laguna per the settlement agreement compared to the original value ascribed to the warrants held by Laguna. The warrants were canceled as part of the final settlement agreement. Other income in prior periods was primarily related to gains on settlement of capital lease obligations.

Net  Income

The Company generated a net profit for the three and months ended October 31, 2002 of $415,283, or $0.01 per share. For the three months ended October 31, 2001, the Company recorded a net loss of ($334,858) or $0.01 per share. In the prior period, the Company incurred significant non-cash expenses associated with, among other things, stock issued to outside consultants and costs incurred with the Global Settlement. Management believes that these non-cash charges should be minimal in future periods affording the Company the ability to produce net income in the future.

RESULTS OF OPERATIONS, SIX MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2001.

Revenues

Revenues increased by $15,230,201, or 134.5%, to $26,556,468 for the six months ended October 31, 2002, compared to $11,326,267 for the six months ended October 31, 2001. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth the Company has experienced over the last two fiscal years.

More significantly, the growth of the net branch program at AMRES was the major contributor to the growth in revenue. AMRES' net branch program comprised approximately 270 branches as of October 31, 2002, compared to 110 branches as of October 31, 2001. For the six months ended October 31, 2002, the total revenue associated with the Net Branches was approximately $19.9 Million, compared to total revenue associated with the Net Branches of $7.7 Million for the six months ended October 31, 2001. The Net Branch program is expected to continue to be a primary growth vehicle for ANZA in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/ servicer.

Revenues for Expidoc also increased significantly, to $390,160 for the six month period ended October 31, 2002 compared to $172,927 for the six month period ended October 31, 2001. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc.

BravoRealty became operational in January of 2001. For the six months ended October 31, 2002, revenues amounted to $340,508 compared with revenues of approximately $161,119 for the period ending October 31, 2001. Management believes that BravoRealty can be a significant growth vehicle for the company in the future, as evidenced by the steady increase in the number of real estate sales' listings and closed transactions generated by BravoRealty over the last twelve months. Further, management believes that with its continued growth pattern and the addition of four corporate real estate offices and twelve additional sales persons, the prospect for profitability in the next fiscal year is obtainable.

There were no revenues from Titus during the six months ended October 31, 2002 and revenue from Titus for the six months ended October 31, 2001 were insignificant.

Costs  and  Expenses

Commissions are paid to loan agents on funded loans. Commissions increased by $11,469,605 or 143%, for the six months ended October 31, 2002, to $19,492,170 from $8,022,565 for the six months ended October 31, 2001. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the commissions increased by 2.6%, to 73.4% compared to 70.8% for the six months ended October 31, 2002 and the six months ended October 31, 2001, respectively. This increase is directly associated with the proportional increase in Net Branch revenue as a percentage of total revenue as the Company earns a flat percentage of revenues associated with the net branches, as compared to revenues associated with the corporate branches in which the Company earns a higher commission split once certain revenue targets are achieved. Gross profit increased by $3,760,596 or 113.8% for the six months ended October 31, 2002 to $7,064,298 from $ 3,303,702 for the six months ended October 31, 2001.

General  and  Administrative  Expenses

General and administrative expenses totaled $3,197,592 for the six months ended October 31, 2002, compared to $1,678,511 for the six months ended October 31, 2001. This increase of $1,519,081 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

The Company elected early adoption of Statement 142 and as such, did not record any goodwill amortization for the six months ended October 31, 2002 or October 31, 2001.

Salaries  and  Wages

Salaries and wages expense totaled $2,966,156 for the six months ended October 31, 2002, compared to $1,349,124 for the six months ended October 31, 2001. The increase of $1,617,032 is directly related to the expansion of AMRES operations. As of October 31, 2002, the Company employed approximately 675 employees compared to 385 employees as of October 31, 2001.

Consulting  Expense

In the previous fiscal year, the Company funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the six months ended October 31, 2001, costs paid in the form of stock to outside consultants totaled approximately $531,200 representing approximately 3,500,000 shares of stock. In addition, the Company recorded an additional $16,795 in cash compensation to outside consultants for the six months ended October 31, 2001. During the six months ended October 31, 2002 costs paid in the form of stock to outside consultants and to employees amounted to $82,350 representing 3,050,000 shares. Consulting expenses recorded for the six months ended October 31, 2002 also included amortization of deferred compensation in the amount of $16,666, plus cash paid for outside services in the amount of $47,189.

Non-Recurring  Settlement  Expense

During the six months ended October 31, 2001, the company recorded settlement expense of $61,494 relating to the excess value of shares issued as part of the global settlement compared to the net reduction in debt and interest relief received in the settlement. Further, the Company issued common stock to an investment banker as a final settlement of a dispute arising from former officers of the Company in fiscal 2000. The Company did not value these shares since they believed that the value of the services was in excess of $330,000 which was reported in 2001. Upon further review, management determined it was appropriate to record a charge to operations totaling $221,000 for the period ending October 31, 2001.

There were no non-recurring settlement expenses incurred for the six months ended October 31, 2002.

Impairment  of  Goodwill

During the six months ended October 31, 2002, management assessed the carrying value of Titus, after a liquidation of assets held by the Titus REIT. Titus has no remaining assets or obligations as of October 31, 2002. Management has inquired as to the sale value of Titus, in its current state, and believes that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $100,000. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 to operations during the three months ended October 31, 2002.

Interest  Expense

Interest expense was $64,608 as of October 31, 2002, compared to $122,355 as of October 31, 2001. This decrease is associated with a reduction in the total balance of notes payable during the period. The reduction in notes payable is primarily a result of the Global Settlement executed on June 26, 2001 and due to re-payments made on all other outstanding notes over the last twelve months.

Other  Income  Expense,  net

During the six months ended October 31, 2002, the Company recorded other income in the amount $51,543 relating to the difference of the value of the 3,000,000 shares issued to Laguna per the settlement agreement compared to the original value ascribed to the warrants held by Laguna. The warrants were canceled as part of the final settlement agreement. Other income in prior periods was primarily related to gain recognized on the settlement of capital lease obligations.

Net  Income

The Company generated a net profit for the six months ended October 31, 2002 of $519,024, or $0.01 per share. For the six months ended October 31, 2001, the Company recorded a net loss of ($597,381) or ($0.02) per share. In the prior period, the Company incurred significant non-cash expenses associated with, among other things, stock issued to outside consultants and costs incurred with the Global Settlement. Management believes that these non-cash charges should be minimal in future periods affording the Company the ability to produce net income in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

Net cash provided by operating activities was $3,528,676 and $223,922 for the six months ending October 31, 2002 and 2001, respectively. The Company generated a net profit of $519,024 for the six months ended October 31, 2002, compared to a net loss of $597,381 for the six month period ended October 31, 2001. Non-cash expenses relating to the issuance of stock for services, depreciation and amortization and amortization of debt discounts totaled $21,564 and $818,800 for the six months ended October 31, 2002 and 2001, respectively. Increase in commissions payable of $2,585,931 was also a significant contributor to the cash provided by operating activities for the six months ending October 31, 2002. The increase in commissions payable relates to the significant increase in business during the recent six month period, as well as the timing of the payment of commissions which is generally 7 to 14 days after collection by AMRES.

Our mortgage loans held for sale decreased approximately $69,600. Our mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. We sell loans AMRES originates, typically within 30 days of origination, rather than hold them for investment. We sell loans to institutional loan buyers under existing contracts. AMRES sells the servicing rights to its loans at the time it sells those loans. Typically, AMRES sells the loans with limited recourse to it. This means that, with some exceptions, we reduce our exposure to default risk at the time we sell the loan, except that it may be required to repurchase the loan if AMRES breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event AMRES is required to repurchase a loan, we will assess the impact of losses, which result from a repurchased loan. To date, AMRES has not repurchased a loan as a result of its origination practices (see below regarding HUD for recent events).

On December 9, 2002, AMRES received notification from HUD requesting indem-nification on up to 23 loans brokered by a former loan officer of AMRES. This loan officer was terminated as a result of violation of AMRES policies and procedures. We are currently assessing losses, if any, associated with each of these loans. AMRES carries errors and omissions insurance coverage, which may offset any potential losses which may be incurred by AMRES with respect to these loans. At the time of the filing of this quarterly report, it is too early to determine what, if any, loss AMRES may ultimately incur with these loans. AMRES has accrued $115,000 of expense as accrued liabilities to account for the potential deductible that it could incur if all of these loans result in losses. In the event we are required to purchase a significant amount of loans during a short period of time, our financial condition, results of operations and cash flows could be adversely affected. During the past 12 months we have increased our awareness of the need to implement sound internal controls.

Net cash used in investing activities was $ 25,587 and $19,167 for the six months ended October 31, 2002 and 2001, respectively. There were no individually material transactions for either period presented.

Net cash used by financing activities was $310,630 for the six months ending October 31, 2002, relating primarily to payments on the Company's warehouse line of credit and to the repayment of the bridge loan.

Net cash provided by financing activities for the six months ending October 31, 2001 relates primarily to advances on the Company's warehouse line of credit and proceeds received from the bridge loan.

The Company is current in servicing its obligations as they become due. In the previous fiscal years, the Company used its common stock to provide compensation for outside services that were required. It is the belief of management, that beginning in the current fiscal year, little or no common stock will be issued for services.

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

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward- looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

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

ITEM  2     CHANGES  IN  SECURITIES

     In October 2002, we issued 3,000,000 shares of common stock, restricted in accordance with Rule 144, to Laguna Pacific Partners, L.P., an accredited investor, upon the exercise of outstanding warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5     OTHER  INFORMATION

Laguna  Pacific  Settlement
---------------------------

     In our Quarterly Statement on Form 10-QSB for the quarter ended July 31, 2002, we disclosed that on or about June 27, 2002, we entered into a Settlement Agreement and General Mutual Release with Laguna Pacific Partners, L.P. (the "Laguna Settlement"). Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently cancelled warrants issued to Laguna Pacific. We have agreed with Laguna Pacific that the warrants were not cancelled by the Laguna Settlement, and we further agreed with Laguna Pacific to modify the terms of the warrants to fix the exercise price at the equivalent of $0.075 per share. Laguna Pacific sub-sequently exercised the warrants and acquired 3,000,000 shares of common stock for total consideration of $1.00.

Homelife,  Inc.  Merger
-----------------------

     On October 7, 2002, we issued a press release announcing the execution of a Reorganization Agreement with Homelife, Inc. A copy of the press release was included in the Company's Current Report on Form 8-K filed with the Commission on November 4, 2002.

     The Reorganization Agreement requires the approval of each of our common and preferred shareholders. Our current management team will assume the management responsibilities of the surviving company, which shall be named AMRES Capital Inc., and will consist of Anza's current assets and subsidiaries and HomeLife's Red Carpet Real Estate trademark and operations. In connection with obtaining the approval of the our shareholders, a Proxy Statement describing the transaction will be filed with the Securities and Exchange Commission and mailed to all Anza shareholders.

Notification  From  The  Department  of  Housing  and  Urban  Development
-------------------------------------------------------------------------

     On December 9, 2002, we received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. The Company is currently assessing losses, if any, associated with each of these loans. The Company carries errors and omissions insurance coverage, which may offset any potential losses that may be incurred by the Company with respect to these loans. At the time of the filing of this quarterly report, it is too early to determine what if any loss the Company may ultimately incur with these loans. The Company has accrued $115,000 of expense as accrued liabilities to account for the potential deductible the Company could incur if all of these loans result in losses for the Company.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        10.1     Amendment  No.  1  to  the  Laguna  Pacific  Warrant.

        99.1 Certification as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K

     On November 4, 2002, the Company filed a Current Report on Form 8-K regarding the Homelife, Inc. proposed merger.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               /s/  Vincent  Rinehart
Dated:  December  16,  2002                    ---------------------------------
                                               By:  Vincent  Rinehart
                                               Its:  President, Chairman, Chief
                                                     Executive  Officer,  Chief
                                                     Financial  Officer,  Chief
                                                     Accounting Officer,  and
                                                     Director



                                               /s/  Scott  A.  Presta
Dated:  December  16,  2002                    ---------------------------------
                                               By:  Scott  A.  Presta
                                               Its:  Director