Form 10QSB
period 2003-01-31
ANZA CAPITAL INC
filed 2003-03-24
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 20, 2003, there were 96,597,900 shares of common stock issued and outstanding.

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

ITEM  2     Management's  Discussion  and  Analysis  or
            Plan  of  Operation                                      19

ITEM  3     Controls  and  Procedures                                28

                                    PART II
ITEM  1     Legal  Proceedings                                       29

ITEM  2     Changes  in  Securities                                  29

ITEM  3     Defaults  Upon  Senior  Securities                       29

ITEM  4     Submission  of  Matters  to a Vote of Security Holders   29

ITEM  5     Other  Information                                       30

ITEM  6     Exhibits  and  Reports  on  Form  8-K                    30

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

ITEM  1     FINANCIAL  STATEMENTS


                                ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                          January 31, 2003
                                                                        ------------------
                    ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $       3,567,734
     Commissions and accounts receivable . . . . . . . . . . . . . . .          1,279,930
     Loans held for sale . . . . . . . . . . . . . . . . . . . . . . .             68,475
     Advances to employees . . . . . . . . . . . . . . . . . . . . . .            287,049
     Prepaid and other current assets. . . . . . . . . . . . . . . . .            119,853
                                                                        ------------------
        Total current assets . . . . . . . . . . . . . . . . . . . . .          5,323,041

     Property and equipment, net of accumulated depreciation of $193,334 .        141,024
     Goodwill, net of accumulated amortization
         and impairments of $1,535,049. . . . . . . . .  . . . . . . .            275,247
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .              5,819
                                                                        ------------------
        Total assets. . . . . . .  . . .       . . . . . . . . . . . .  $       5,745,131
                                                                        ==================
              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $         967,958
     Warehouse line of credit. . . . . . . . . . . . . . . . . . . . .             62,692
     Commissions payable . . . . . . . . . . . . . . . . . . . . . . .          2,182,304
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .            563,820
                                                                        ------------------
        Total current liabilities.. . . . .  . . . . . . . . . . . . .          3,776,774

Convertible notes payable to related party . . . . . . . . . . . . . .            363,807
Interest payable on convertible notes due to related party . . . . . .             67,273
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .              2,059
                                                                        ------------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . .          4,209,913
                                                                        ------------------

Stockholders' equity:
     Series A convertible preferred stock, no par value; liquidation value of $0.50 per share; 500,000 shares authorized, 446,808
       shares outstanding . . . .    . . . . . . . . . . . . . . . . .            223,404
     Series C convertible preferred stock, no par value;
       liquidation value of $100.00 per share;
       16,400 shares issued and outstanding .  . . . .. . . . . .  . .          1,640,000
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 57,097,904 issued and 54,347,904 outstanding . .. .             57,097
     Additional paid-in capital. . .   . . . . . . . . . . . . . . . .         12,511,475
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .        (12,896,758)
                                                                        ------------------
        Total stockholders' equity . . . . . . . . . . . . . . . . . .          1,535,218
                                                                        ------------------
        Total liabilities and stockholders' equity. . .      . . . . .  $       5,745,131
                                                                        ==================

                            See accompanying notes.


                                ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                      Three           Three           Nine            Nine
                                      Months Ended    Months Ended    Months Ended    Months Ended
                                      Jan 31, 2003    Jan 31, 2002    Jan 31, 2003    Jan 31, 2002
                                      --------------  --------------  --------------  --------------

Revenues:
   Broker commissions. . . . . . . .  $  14,926,234   $   6,502,348   $  40,752,034   $  17,566,556
   Other . . . . . . . . . . . . . .        387,173         142,348       1,117,841         483,692
                                      --------------  --------------  --------------  --------------
                                         15,313,407       6,644,696      41,869,875      18,050,248
                                      --------------  --------------  --------------  --------------

Cost and expenses:
   Broker Commissions. . . . . . .        9,825,448       4,750,209      28,829,652      12,221,981
   Other . . . . . . . . . . . . . .        251,462          43,441         739,428         155,069
                                      --------------  --------------  --------------  --------------
     Gross profit. . . . . . . . . .      5,236,497       1,851,046      12,300,795       5,673,198

General and administrative . . . . .      3,267,501       1,247,219       6,465,093       3,306,500
Salaries and wages . . . . . . . . .      1,547,889         590,549       4,735,850       2,728,276
Non-recurring loss on settlements. .              -               -               -         282,494
Impairment of goodwill . . . . . . .              -               -         150,000               -
                                      --------------  --------------  --------------  --------------
     Total costs and expenses. .. .       4,815,390       1,837,768      11,350,943       6,317,270
                                      --------------  --------------  --------------  --------------

     Operating income (loss) . . . .        421,107          13,278         949,852        (644,072)

Interest expense . . . . . . . . . .        (38,477)        (72,851)       (103,085)        (99,522)
Other income (expense), net. . . . .         41,371          75,341          96,258         161,615
                                      --------------  --------------  --------------  --------------


     Net income (loss) . . . . . . .  $     424,001   $      15,768   $     943,025   $    (581,979)
                                      ==============  ==============  ==============  ==============

Loss per common share:
Basic:
     Weighted average number of
     common shares.  . . . . . . . .     55,048,830      38,985,955      46,722,260      34,622,215
                                      ==============  ==============  ==============  ==============
     Net income (loss) per common
       share . . . . . . . . . . . .  $        0.01   $        0.00   $        0.02   $       (0.02)
                                      ==============  ==============  ==============  ==============

Diluted:
     Weighted average number of
     common shares . . . . . . . . .    160,540,665      38,985,955     152,214,095      34,622,215
                                      ==============  ==============  ==============  ==============

     Net income (loss) per common
       share . . . . . . . . . . . .  $        0.00   $        0.00   $        0.01   $       (0.02)
                                      ==============  ==============  ==============  ==============


                                            See accompanying notes.


                                               ANZA CAPITAL, INC.
                                                AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months     Nine Months
                                                                                    Ended           Ended
                                                                                 Jan 31, 2003    Jan 31, 2002
                                                                                 --------------  --------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . .  . . . . . . . . . . . . . . . . . . . .  $     943,025   $    (581,979)
  Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization. .. . . . . . . . . . . . . . . . . . . . . . .         31,494          15,001
  Non-recurring loss on settlements. . . .. . . . . . . . . . . . . . . . . . .              -         282,494
  Gain on settlement of obligations . . . . . . . . . . . . . . . . . . . . . .        (51,543)       (125,880)
  Stock based compensation .. . . . . . . . . . . . . . . . . . . . . . . . . .        173,234         426,023
  Amortization of discounts on loans . . . . . . . .. . . . . . . . . . . . . .         30,726          46,219
  Impairment of goodwill   . . . . . . . . . . . . .. . . . . . . . . . . . . .        150,000               -
  Amortization of deferred stock compensation. . . . .. . . . . . . . . . . . .         57,958         187,133
  Provision for losses on brokered loans . . . . .. . . . . . . . . . . . . . .        350,000               -
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable, net. . . . . . . . . . . . . . .         48,528        (270,754)
   Decrease (increase) in loans held for sale . . . . . . . . . . . . . . . . .      1,001,225      (1,140,766)
   (Increase) decrease in other current assets. . . . . . . . . . . . . . . . .        (76,181)          4,477
   Increase in due from employees . . . . . . . . . . . . . . . . . . . . . . .       (200,116)        (39,250)
   Increase (decrease) in accounts payable. . . . . . . . . . . . . . . . . . .        743,198        (221,116)
   Increase in commissions payable. . . . . . . . . . . . . . . . . . . . . . .        972,865         610,761
   Increase (decrease) in accrued liabilities . . . . . . . . . . . . . . . . .         13,587          31,117
   Decrease in other liabilities. . . . . . . . . . . . . . . . . . . . . . . .        (30,272)              -
                                                                                 --------------  --------------

 Net cash provided by (used in) operating activities. . . . . . . . . . . . . .      4,157,728        (776,520)
                                                                                 --------------  --------------

Cash flows from investing activities:
 Decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,819)         11,307
 Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . .        (49,004)        (22,957)
                                                                                 --------------  --------------

 Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .        (54,823)        (11,650)
                                                                                 --------------  --------------

Cash flows from financing activities:
 Proceeds from issuance of bridge loan. . . . . . . . . . . . . . . . . . . . .              -         225,000
 Payments on bridge loan. .   . . . . . . . . . . . . . . . . . . . . . . . . .       (200,000)              -
 Payments on notes to related parties   . . . . . . . . . . . . . . . . . . . .              -        (150,000)
 Payments on capital lease obligations.   . . . . . . . . . . . . . . . . . . .        (18,420)        (35,800)
 Net borrowings under warehouse line of credit. . . . . . . . . . . . . . . . .       (982,184)      1,135,145
 Repurchase of Series A Preferred. . . . . . . . .  . . . . . . . . . . . . . .        (20,423)         (5,650)
 Dividends on Series A and C Preferred  . . . . . . . . . . . . . . . . . . . .        (21,995)         (3,630)
 Proceeds from private placement.   . . . . . . . . . . . . . . . . . . . . . .              -         163,874
                                                                                 --------------  --------------
 Net cash (used in) provided by financing activities. . . . . . . . . . . . . .     (1,243,022)      1,328,939
                                                                                 --------------  --------------
 (Continued)

                                               See accompanying notes.

                                  ANZA CAPITAL, INC.
                                  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     CONTINUED

Net increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,859,883         540,769
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .        707,851          92,886
                                                                                 --------------  --------------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,567,734  $      633,655
                                                                                 ==============  ==============


Non-cash financing activities:
    Debt reduction through the issuance of stock. . . . . . . . . . . . . . . .              -  $      801,675

    Warrants issued for bridge-loan issue costs . . . . . . . . . . . . . . . .  $           -  $      321,428
    Conversion of Series C Preferred to common stock. . . . . . . . . . . . . .  $     122,950  $      575,688
Supplemental cash flow information:
   Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      27,937  $       56,035


Income tax payments were not significant during the periods presented


                             See accompanying notes.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE  1.  UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The interim financial data as of January 31, 2003, and for the three and nine months ended January 31, 2003 and 2002 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 2003, and the results of their operations and their cash flows for the three and nine months ended January 31, 2003 and 2002. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2003. Also, in the opinion of management, all disclosures required on Form 10-QSB were fully furnished. The Company's Annual Report on Form 10-KSB for the year ended April 30, 2002 should be read in connection with this quarterly report.

NOTE  2.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.


                                                        Three Months Ended January 31, 2002
                                               As Originally Filed    As Reclassified    Difference

Broker Commissions . . . . . . . . .               $ 3,527,541          $ 4,750,209      $ 1,222,668
Other. . . . . . . . . . . . . . . .                         -               43,441           43,441
General and administrative expenses.                 3,027,027            1,247,219       (1,779,808)
Salaries and wages . . . . . . . . .                    76,850              590,549          513,699


                                                         Nine Months Ended January 31, 2002
                                               As Originally Filed    As Reclassified    Difference
Broker Commissions . . . . . . . . .               $10,458,042          $12,221,981      $ 1,763,939
Other. . . . . . . . . . . . . . . .                         -              155,069          155,069
General and administrative expenses.                 7,349,788            3,306,500       (4,043,288)
Salaries and wages . . . . . . . . .                   603,996            2,728,276        2,124,280

The amounts were reclassified to appropriately disclose costs and expenses directly related to revenue generating activities. Further, salaries and wages have been broken out of general and administrative expenses as this cost has become individually significant. In addition, all expenses relating to compensation, such as payroll taxes, have been reclassified into salaries and wages.

These reclassifications have no effect on previously reported net income (loss).

NOTE  3.  SEGMENT  DISCLOSURE

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on operating income before income taxes, excluding reorganization and restructuring charges, and unusual gains and losses. For the three and nine months ended January 31, 2003 and 2002, management has provided the following information with respect to its operating segments (in thousands).


Three Months Ending January 31,         Revenues           Net Income         Assets
                                 ---------------------  ---------------   --------------
                                     2003         2002     2003    2002    2003    2002

Loan Brokering. . . . . . . . .    14,786        6,498      721      24    5,472   2,031
Mortgage Banking. . . . . . . .       140            7      128      (6)      68   1,498
Notary Services . . . . . . . .       256           83       57       -      197      37
Real Estate Brokerage . . . . .       131           57       (4)    (64)       8       8
                                 ---------  -----------                   -------  ------
                                   15,313        6,645                     5,745   3,574
                                 =========  ===========                   -------  ------


Impairment of Goodwill. . . . .                               -       -
Compensatory Stock. . . . . . .                               -     (27)
Corporate . . . . . . . . . . .                            (478)     89
                                                         -------  ------
Total . . . . . . . . . . . . .                             424      16
                                                         -------  ------



Nine Months Ending January 31,          Revenues           Net Income         Assets
                                 ---------------------  ---------------   --------------
                                     2003         2002     2003    2002    2003    2002
Loan Brokering. . . . . . . . .    40,547       17,536    1,424     447
Mortgage Banking. . . . . . . .       205           39      155       1
Notary Services . . . . . . . .       646          256      126      17
Real Estate Brokerage . . . . .       472          219       (6)   (171)
                                 ---------  -----------
                                   41,870       18,050
                                 =========  ===========


Impairment of Goodwill. . . . .                            (150)      -
Compensatory Stock. . . . . . .                            (158)   (531)
Corporate . . . . . . . . . . .                            (448)   (345)
                                                         -------  ------
Total . . . . . . . . . . . . .                             943    (582)
                                                         -------  ------


NOTE  4.  IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations The adoption of the provision of SFAS 144 did not have a material impact on the results of operations or the financial position of Anza.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies certain existing accounting pronouncements. Currently, SFAS 145 impacts Anza only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. The Company has elected to early adopt the provisions of SFAS 145, and as such reported all gains on settlements of debt as components of other income. For the nine months ended January 31, 2003, the Company had a gain from the settlement of certain bridge loan obligations in the amount of $51,543 as discussed in Note 7.

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

NOTE  5.  GOODWILL

The net carrying amount of goodwill is $275,247 ($100,000 related to Titus and $175,247 related to Expidoc) at January 31, 2003. Goodwill, during the periods presented, was not amortized in accordance with SFAS 142. During the nine months ended January 31, 2003, management assessed the carrying value of Titus, after a liquidation of assets held by the Titus REIT. Titus has no remaining assets or obligations as of January 31, 2003. Management has inquired as to the sale value of Titus, in its current state, and believes that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $100,000. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 to operations during the nine months ended January 31, 2003.

NOTE  6.  EARNINGS  PER  SHARE

Dilutive securities which are included in the calculation of dilutive EPS for the three and nine months ended January 31, 2003, include the assumed conversion of Series C Convertible Preferred Stock, and the Series A Convertible Preferred Stock into approximately 105,491,835 shares of common stock. If these securities had been converted as of January 31, 2003, the Company would have exceeded its authorized number of common shares. On February 28, 2003, the holders of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock entered into agreements effective following Anza's pending shareholder meeting to exchange their securities for newly created Series E and Series D Convertible Preferred Stock, respectively, reducing the effects of dilution for future periods, and the risk that the authorized shares be exceeded.

NOTE  7.  BRIDGE  FINANCING

On June 27, 2001, the Company obtained a short-term bridge loan from Laguna Pacific Capital Partners in the amount of $225,000, with a stated rate of interest at 7% per annum. Anza also executed a warrant agreement, which entitled Laguna Pacific to acquire up to $225,000 worth of Anza common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. For accounting purposes, Anza was required to allocate the proceeds received to the value of the warrant and the bridge loan using the relative fair value method and the resulting warrant value is reflected as an increase in additional paid-in capital and a corresponding reduction (discount) to the face value of the note. The relative value of the warrant amounted to $132,341, and such amount was reflected as a discount to the note. The discount on the note was amortized over the term of the note of March 27, 2002, using the effective interest method. Anza paid $25,000, plus interest, near the due date. Management of Anza sought relief, since the general partners of Laguna Pacific did not perform under certain terms of the agreement. On or about June 27, 2002, Anza entered into a settlement agreement and general mutual release with Laguna Pacific (the "Laguna Settlement"). As consideration under the Laguna Settlement, Anza repaid the $200,000 note, plus $9,000 in accrued interest, and the note was cancelled.

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 3,000,000 shares of the Company's common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.03 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 3,000,000 shares issued to Laguna was determined to be $81,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the nine months ended January 31, 2003, management recorded a gain on the settlement as other income in the amount of $51,543.

NOTE  8.  EMPLOYMENT  AGREEMENTS

On June 1, 2001, Anza entered into an employment agreement with Vincent Rinehart, its chief executive officer. Under the terms of the agreement, Anza is to pay a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. In addition, Anza granted Vincent Rinehart options to acquire 2,500,000 shares of Anza common stock at $0.08 per share (the fair value on June 1, 2001), which vested monthly over a three-year period; as part of a recapitalization of the company, effective following Anza's pending shareholder meeting, these options will be terminated (see Note 11). Using the variable method in accordance with Accounting Principles Board Opinion No. 25, no expense was recognized from the issuance of the options.

On April 1, 2002, AMRES entered into an employment agreement with Jeff Hemm, president, for the term of three years. Under the terms of the agreement, AMRES is to pay a salary equal to $168,000 per year, subject to an monthly increase or decrease based on the number of loans closed during the quarter, plus automobile allowance of $800 per month and other benefits, including life insurance. In addition, he was granted options to acquire 1,000,000 shares of AMRES common stock at $0.05 per share (the fair value on April 1, 2002), which vested over twelve months; these options were canceled in exchange for 1,000,000 shares of common stock on November 1, 2002 (see Note 9).

NOTE  9.  STOCKHOLDERS'  EQUITY

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

In May 10, 2002, the Company issued 30,000 shares of its restricted common stock to an employee as an incentive. The shares were valued at $1,080 and recorded as compensation expense during the first quarter. On November 4, 2002, the Company issued 3,050,000 shares to consultants and legal counsel for services rendered prior to October 31, 2002, valued at $82,350. The value of the shares were recorded in the accompanying financial statements as consulting expense for the quarter ended October 31, 2002.

Further, on November 4, 2002, the Company issued 3,950,000 shares to current employees and directors for services rendered prior to October 31, 2002. The shares were valued at $106,650 and were recorded as compensation expense for the quarter ended October 31, 2002.

Also  see  Note  11,  Subsequent  Events.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK

During the nine months ended January 31, 2003, Anza repurchased 48,977 shares of Series A Convertible Preferred Stock for $20,423. Also during the period, the Company declared and distributed $21,995 of dividends relating to the Series A Convertible Preferred Stock.

Please also see Note 11, Subsequent Events for certain recapitalization transactions related to the Series A Convertible Preferred Stock.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK

On May 14, 2002 and again on November 17, 2002, holders of Series C Convertible Preferred Stock converted 1,059 shares of Series C Preferred Stock into
5,728,503 shares of Anza's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends which were due on the Series C Preferred shares. The beneficial conversion feature embedded in the Series C Preferred was originally charged to Anza's accumulated deficit. No expense was associated with the transaction. Series C Convertible Preferred stock dividends totaling $17,050 were charged to the Company's accumulated deficit during the nine months ended January 31, 2003.

Please also see Note 11. Subsequent Events for certain recapitalization transactions related to the Series C Convertible Preferred Stock.

NOTE  10.  NOTIFICATION  FROM  THE  DEPARTMENT  OF HOUSING AND URBAN DEVELOPMENT

On December 9, 2002, the Company received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. We executed and provided an Indemnification Agreement to HUD as requested. On February 13, 2003, HUD notified us that (i) without the loans originated by this particular loan officer, AMRES' default and claim rate would be an acceptable level to HUD, and (ii) as a result of our termination of that loan officer, and the indemnification agreement, the matter was closed.

Further, on March 3, 2003, the company was served with a lawsuit from one of its lenders regarding potential irregularities with as many as six loans submitted to and closed through this lender. The Company is currently assessing losses, if any, associated with each of these loans. The Company carries errors and omissions insurance coverage, which may offset any potential losses, which may be incurred by the Company with respect to these loans. At the time of the filing of this quarterly report, it is too early to determine what, if any, loss the Company may ultimately incur with these loans. The Company has accrued $350,000 ($115,000 accrued in the second quarter and $235,000 accrued in the third quarter) of expense as accrued liabilities to account for the potential deductible the Company could incur if all of these loans result in losses for the Company.

NOTE  11.  SUBSEQUENT  EVENTS

Proposed  Reorganization  and  Acquisition

On October 7, 2002, Anza issued a press release announcing the execution of a reorganization agreement with Homelife, Inc. On February 27, 2003, due to a number of factors including but not limited to changing market conditions, the failure of Homelife to fulfill one or more of its obligations under the agreement, and the extended period of time it would take to complete the reorganization, Anza notified Homelife of its intent to terminate the Reorganization Agreement. On March 14, 2003, Anza terminated the Reorganization Agreement.

Amendment  to  Effectuate  a  1-for-20  Reverse  Stock  Split

On February 28, 2003, the board of directors approved, subject to stockholder approval, an amendment to the Company's Articles of Incorporation to effectuate a one (1) for twenty (20) reverse stock split of the Company's issued and outstanding common stock. On March 5, 2003, the proposal was approved by written consent of a majority of the Company's stockholders; however; this proposal will not be effected until after the Company's annual shareholders meeting on April 11, 2003.

Amendment  to  Increase  the  Authorized  Preferred  Stock  to  2,500,000 Shares

On February 28, 2003, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to increase the authorized preferred stock from 1,000,000 shares to 2,500,000 shares, par value $0.001 per share, the rights, privileges, and preferences of which would be determined by the board of directors, in their sole discretion, from time to time. On March 5, 2003, the proposal was approved by written consent of a majority of the Company's stockholders; however; this proposal will not be effected until after the Company's annual shareholders meeting on April 11, 2003.

2003  Securities  Plan

On February 28, 2003, the Board of directors of the Company approved, declared it advisable and in the Company's best interests, and directed that there be submitted to the holders of a majority of the Company's voting stock for action by written consent the Anza Capital, Inc. 2003 Omnibus Securities Plan (the "2003 Securities Plan"). On March 5, 2003, the proposal was approved by written consent of a majority of the Company's stockholders however; this proposal will not be effected until after the Company's annual shareholders meeting on April 11, 2003.

The 2003 Securities Plan authorizes the granting of the following types of stock-based awards (each, an "Award"):

- stock options (including incentive stock options and non-qualified stock options);
-     restricted  stock  awards;
-     unrestricted  stock  awards;  and
-     performance  stock  awards.

A total of 750,000 (post 1 for 20 stock split) shares of common stock (subject to adjustment as described below) are reserved for issuance under the 2003 Securities Plan. Shares of common stock issued under the 2003 Securities Plan may be authorized but unissued shares, or shares reacquired by the Company, including shares purchased on the open market. The unexercised, unearned or yet-to-be acquired portions of any award that expire, terminate or are canceled, and shares of common stock issued pursuant to awards under the 2003 Securities Plan that are reacquired by the Company pursuant to the terms under which such shares were issued, will again become available for the grant of further awards.

All shares will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from an increase, decrease or exchange in the outstanding shares of common stock or if additional shares or new or different shares are distributed in respect of such shares of common stock, through merger, consolidation, sale or exchange of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, spin-off or other distribution with respect to such shares. On May 1 of each year, the number of shares in the 2003 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year.

Under the 2003 Securities Plan, the board of directors may grant either incentive stock options or nonqualified stock options. Incentive stock options and non-qualified stock options may be granted for such number of shares of common stock as the board of directors determines. No grants have been made under the 2003 Securities Plan.

The exercise price for each stock option is determined by the board of directors. Stock options must have an exercise price of at least 85% (100% in the case of incentive stock options, or at least 110% in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock) of the fair market value of the common stock on the date the stock option is granted. Under the 2003 Securities Plan, fair market value of the common stock for a particular date is generally the average of the closing bid and asked prices per share for the stock as quoted on the OTC Bulletin Board on such date.

No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock). Pursuant to the 2003 Securities Plan, the aggregate fair market value of the common stock for which one or more incentive stock options granted to any participant may for the first time become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000.

Recapitalization  Transactions  Involving  Preferred Stockholders and Debtholder

The board of directors has authorized and approved the following transactions, which were undertaken as part of a plan of restructuring the capitalization of the Company so as to better position it for growth and acquisitions. The Company seeks ratification of such approvals from the shareholders.

     (a) On February 28, 2003, Anza Capital, Inc. and Keyway Investments, Ltd entered into an agreement, whereby Keyway agreed to exchange 4,006 shares of Series C Convertible Preferred Stock for (i) 8,181,491 shares of common stock,
(ii)  2,003  shares  of  newly created Series D Convertible Preferred Stock, and
(iii) warrants to acquire 183,168 (assuming the proposed 1 for 20 stock split effected) shares of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The exchange for common stock was completed on the date of the agreement, while the exchange for new preferred stock and the cancellation of the warrants will be effective after the pending Anza shareholder meeting. On the date of the agreement, the value of the Series C Preferred Stock, plus accrued dividends, was determined to be $484,509. The 8,181,491 shares of common stock were valued at $219,325 based on the fair market value of the shares as of February 28, 2003, less a 10% discount for transferability restrictions. The Series D Convertible Preferred Stock has a liquidation value of $254,000 and the warrants were attributed a value of $9,609 using the Black Scholes option pricing mode. The closing stock price and the date of grant of the warrants was $0.03, and assuming the 1 for 20 stock split effect, the stock price used as fair value was $0.60 per share. The option life assumed is 5 years, risk-free interest rate of 2.5%, and an expected volatility of 15%. Management determined the measurement date to be February 28, 2003, since consent of a majority of the shareholders was obtained on that date. As the value of the newly issued shares, Series D Convertible Preferred Stock and the warrants equate the value of the previously outstanding Series C Convertible Preferred Stock, the Company is not expected to incur any financial impact related to the exchange in future periods.

     (b) On February 28, 2003, Anza Capital, Inc. and EURAM Cap Strat. "A" Fund Limited entered into an agreement, whereby EURAM agreed to exchange 4,051 shares of Series C Convertible Preferred Stock for (i) 8,273,395 shares of common stock, (ii) 2,025.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 185,226 (assuming the proposed 1 for 20 stock split effected) shares of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The exchange for common stock was completed on the date of the agreement, while the exchange for new preferred stock and the cancellation of the warrants will be effective after the pending Anza shareholder meeting. On the date of the agreement, the value of the Series C Preferred Stock, plus accrued dividends was determined to be $488,359. The
8,273,395 shares of common stock were valued at $221,789 based on the fair market value of the shares as of February 28, 2003, less a 10% discount for transferability restrictions. The Series D Convertible Preferred Stock has a liquidation value of $256,854 and the warrants were attributed a value of $9,717 using the Black Scholes option pricing mode. The closing stock price and the date of grant of the warrants was $0.03, and assuming the 1 for 20 stock split effect, the stock price used as fair value was $0.60 per share. The option life assumed is 5 years, risk-free interest rate of 2.5%, and an expected volatility of 15%. Management determined the measurement date to be February 28, 2003, since consent of a majority of the shareholders was obtained on that date. As the value of the newly issued shares, Series D Convertible Preferred Stock and the warrants equate the value of the previously outstanding Series C Convertible Preferred Stock, the Company is not expected to incur any financial impact related to the exchange in future periods.

     (c) On February 28, 2003, Anza Capital, Inc. and The dotCom Fund, LLC, entered into an agreement, whereby dotCom Fund agreed to exchange 2,195 shares of Series C Convertible Preferred Stock for (i) 4,482,869 shares of Common Stock, (ii) 1,097.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 100,362 (assuming the proposed 1 for 20 stock split effected) shares of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The exchange for common stock was completed on the date of the agreement, while the exchange for new preferred stock and the cancellation of the warrants will be effective after the pending Anza shareholder meeting.
On the date of the agreement, the value of the Series C Preferred Stock, plus accrued dividends was determined to be $264,613. The 4,482,869 shares of common stock were valued at $120,174 based on the fair market value of the shares as of February 28, 2003, less a 10% discount for transferability restrictions. The Series D Preferred has a liquidation value of $139,174 and the warrants were attributed a value of $5,265 using the Black Scholes option pricing mode. The closing stock price and the date of grant of the warrants was $0.03, and assuming the 1 for 20 stock split effect, the stock price used as fair value was $0.60 per share. The option life assumed is 5 years, risk-free interest rate of 2.5%, and an expected volatility of 15%. Management determined the measurement date to be February 28, 2003, since consent of a majority of the shareholders was obtai ned on that dateAs the value of the newly issued shares, Series D Convertible Preferred Stock and the warrants equate the value of the previously outstanding Series C Convertible Preferred Stock, the Company is not expected to incur any financial impact related to the exchange in future periods.

     (d) On February 28, 2003, Anza Capital, Inc. and Cranshire Capital, L.P., entered into an agreement, whereby Cranshire agreed to exchange 6,151 shares of Series C Convertible Preferred Stock for (i) 12,562,245 shares of common stock, (ii) 3,075.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 281,244 (assuming the proposed 1 for 20 stock split effected) shares of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The exchange for common stock was completed on the date of the agreement, while the exchange for new preferred stock and the cancellation of the w arrants will be effective after the pending Anza shareholder meeting. On the date of the agreement, the value of the Series C Preferred Stock, plus accrued dividends was determined to be $741,520. The 12,562,245 shares of common stock were valued at $336,761 based on the fair market value of the shares as of February 28, 2003, less a 10% discount for transferability restrictions. The Series D Preferred Stock has a liquidation value of $390,004 and the warrants were attributed a value of $14,755 using the Black Scholes option pricing mode. The closing stock price and the date of grant of the warrants was $0.03, and assuming the 1 for 20 stock split effect, the stock price used as fair value was $0.60 per share. The option life assumed is 5 years, risk-free interest rate of 2.5%, and an expected volatility of 15%. Management determined the measurement date to be February 28, 2003, since consent of a majority of the shareholders was obtained on that date. As the value ofthe newly issued shares, Series D Convertible Preferred Stock and the warrants equate the value of the previously outstanding Series C Convertible Preferred Stock, the Company is not expected to incur any financial impact related to the exchange in future periods.

     (e) On February 28, 2003, Anza Capital, Inc. and Barbara Dunster entered into an agreement, whereby Dunster agreed to exchange 347,643 shares of Series A Convertible Preferred Stock for 173,822 shares of newly created Series E Convertible Preferred Stock. The effective date of the exchange will be after the pending shareholder meeting. The Series A Convertible Preferred Stock had a liquidation value of $0.50 per share, or $173,822 total, which equates to the liquidation value of the Series E Convertible Preferred Stock of $1.00 per share, or $173,822 total. As such, the Company is not expected to incur any financial impact related to the exchange in future periods.

     (f) On dated February 28, 2003, Anza Capital, Inc. and the Staron Family Trust entered into an agreement, whereby Staron agreed to exchange 86,911 shares of Series A Convertible Preferred Stock for 43,456 shares of newly created Series E Convertible Preferred Stock. The effective date of the exchange will be after the pending shareholder meeting. The Series A Convertible Preferred Stock had a liquidation value of $0.50 per share, or $43,456 total, which equates to the liquidation value of the Series E Convertible Preferred Stock of $1.00 per share, or $43,456 total. As such, the Company is not expected to incur any financial impact related to the exchange in future periods.

     (g) On February 28, 2003, Anza Capital, Inc. and Vincent Rinehart entered into an agreement, whereby Rinehart agreed to (i) cancel options to acquire 2,500,000 shares of common stock and (ii) convert an aggregate of $433,489.06 in principal and interest under a promissory note into (y) 6,000,000 shares of common stock and (z) 18,800 shares of newly created Series F
Convertible Preferred Stock. The exchange of principal and interest was effective as of the date of the agreement, while the cancellation of options and issuance of preferred stock will be effective after the pending shareholder meeting. The value attributed to the 6,000,000 shares of common stock was $120,000, based on the fair market value of the stock as of the exchange date less a 20% discount (per the original terms of the promissory note). The value attributed to the Series F Convertible Preferred Stock is $313,490 based on 18,800 shares at a liquidation value of $16.675 per share. As such, the Company is not expected to incur any financial impact related to the exchange in future periods.

Preferred  Stock

Each share of Series D Convertible Preferred Stock (assuming the 1-for-20 reverse stock split is effected) (i) has a liquidation preference equal to $126.81 per share, (ii) is entitled to receive a quarterly non-cumulative dividend equal to 7% per annum, which may be paid in cash or in common stock at the discretion of the Company based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 126.81 shares of Company common stock at the option of the holder, and (iv) is entitled to 126.81 votes on all matters submitted to the shareholders for approval.

Each share of Series E Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock) equal to $1.00 per share, (ii) is entitled to a monthly, non-cumulative dividend equal to 12% per annum, payable in cash, and
(iii) may be converted, only upon the mutual written consent of the holder and the Company, into common stock at the average of the closing bid price for the last ten days prior to the conversion date. The Series E Convertible Preferred Stock does not have any voting rights.

Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of
1.75 shares of Company common stock, which may be paid in cash at the Company's discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

OVERVIEW

The Company is an independent financial services company, whose primary source of revenue is through American Residential Funding "AMRES", a wholly owned subsidiary. AMRES offers loan originators a "branch network" opportunity, in which AMRES provides licensing, accounting and lender approvals in over 35 states. They maintain a web site, www.amres.net, which contains detailed information on AMRES, as well as provides Net Branches with various corporate services. AMRES currently has a 200 branch system in operation nationwide, in addition to four Corporate owned branches in 4 counties in Southern California. Further growth is anticipated, both from commissioned and corporate marketing staff. Loan processing, mortgage banking and acquisitions will provide additional revenues sources.

Expidoc.com has seen increased revenue over the last several quarters, completing over 900 loan document signings for the month of January 2003 through their network of notaries in all 50 states. Expidoc.com has achieved profit-ability the last three fiscal quarters. By adding staff, and implementing a new marketing initiative, Expidoc.com should continue to improve its operations and maintain near term profitability. Revenues at Expidoc.com are expected to continue to increase, as Expidoc.com has become a preferred signer for Ditech.com. This status with Ditech.com has resulted in a consistent increase in the number of orders received monthly.

Bravo Real Estate, Inc., a wholly owned subsidiary, has filed papers for obtaining a trademark ("Bravo Real Estate Network"), as well as the authorization to sell Bravo franchises. There are no revenues at this time, and no significant revenues expected until late 2003 or early 2004.

BravoRealty Inc., a 69% owned subsidiary, has established joint venture branches in four locations, and has incurred a small operating loss for the current quarter.

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

We have achieved a profit for the last four quarters. Our revenues continue to increase, and we have been successful through various strategies in reducing our outstanding debt. We have achieved profitability in recent quarters and as a result management believes that we may achieve profitability in the current fiscal year.

CRITICAL  ACCOUNTING  POLICIES

Anza's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and loan losses on loans held for sale, which have been historically and favorably low. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recoverability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Loans  Held  for  Sale

Mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than hold them for investment. AMRES sells loans to institutional loan buyers under an existing contract. AMRES sells the servicing rights to its loans at the time it sells those loans. At the time a loan is sold, AMRES has no continuing interest since servicing rights are transferred at the time of sale in accordance with paragraph 5 of SFAS 140. Recourse provisions generally relate to first payment defaults, or breach of representations and warranties, or fraud, with respect to the loans sold. The recourse provision, because of its very brief term (30 days), is not practical to value in accordance with paragraph 6 of SFAS 140, since the value is deminimus. In the event AMRES management becomes aware of a default, the financial asset and liability is reinstated and an assessment of the impact of losses is made. To date, AMRES has not repurchased a loan as a result of its origination practices.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Business Combinations and Review for Impairments

The purchase business combinations we evaluate and complete require us to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value may be based on independent appraisal or our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Valuation  Of  Long-Lived  And  Intangible  Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. In fiscal 2001, our impairments were quite large due to the rescission of LoanNet and impairment of Titus. No impairments were recorded during the three months ended January 31, 2003. However, for the nine months ended January 31, 2003, the Company recorded an additional impairment related to Titus in the amount of $150,000 (See Note 4).

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2003.

Revenues

Revenues increased by $8,668,711, or 130.4%, to $15,313,407 for the three months ended January 31, 2003, compared to $6,644,696 for the three months ended
January 31, 2002. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth the Company has experienced over the last two fiscal years.

More significantly, the growth of the branch network program at AMRES was the major contributor to the growth in revenue. AMRES' branch network program comprised approximately 407 branches as of January 31, 2003, compared to 93 branches as of January 31, 2002. For the three months ended January 31, 2003, the total revenue associated with the branches was approximately $11.5 Million, compared to total revenue associated with the branches of $4.6 Million for the three months ended January 31, 2002. The Net branch network program is expected to continue to be a primary growth vehicle for Anza in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months.

Revenues for Expidoc.com also increased significantly, $255,691 for the period ended January 31, 2003 compared to $83,065 for the period ended January 31, 2002. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc.com to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc.com.

Bravo Real Estate, Inc. has no revenues at this time, and no significant revenues are expected until late 2003 or early 2004 when franchise sales are projected to begin.

BravoRealty became operational in January of 2001. For the three months ended January 31, 2003, revenues amounted to $131,482 compared with revenues of approximately $56,922 for the period ending January 31, 2002.

There were no revenues from Titus during the three months ended January 31, 2003 and revenue from Titus for the three months ended January 31, 2002 were insignificant.

Costs  and  Expenses

Commissions are paid to loan agents on funded loans. Commissions and other increased by $5,283,260 or 110.2%, for the three months ended January 31, 2003, to $10,076,910 from $4,793,650 for the three months ended January 31, 2002. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the commissions decreased by 6.3%, to 65.8% compared to 72.1% for the three months ended January 31, 2003 and the three months ended January 31, 2002, respectively. The Company earns a flat percentage of revenues associated with the net branches, as compared to revenues associated with the corporate branches in which the Company earns a higher commission split once certain revenue targets are achieved. Gross profit increased by $3,385,451 or 182.9% for the three months ended January 31, 2003 to $5,236,497 from $ 1,851,046 for the three months ended January 31, 2002.

General  and  Administrative  Expenses

General and administrative expenses totaled $3,267,501 for the three months ended January 31, 2003, compared to $1,247,219 for the three months ended January 31, 2002. This increase of $2,020,282 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

Salaries  and  Wages

Salaries and wages totaled $1,547,889 for the three months ended January 31, 2003, compared to $590,549 for the three months ended January 31, 2002. The increase of $957,340 is directly related to the expansion of AMRES operations. As of January 31, 2003, the Company employed approximately 743 employees compared to 411 employees as of January 31, 2002.

Consulting  Expense

In the previous fiscal year, the Company funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the three months ended January 31, 2002, costs paid in the form of stock to outside consultants totaled approximately $26,850 representing approximately 250,000 shares of stock. There was no stock issued to outside consultants for the three months ended January 31, 2003.

Interest  Expense

Interest expense was $38,477 as of January 31, 2003, compared to $72,851 as of January 31, 2002. This decrease is associated with a reduction in the total balance of notes payable during the period, and due to lower average balances on the Company's warehouse line of credit. The reduction in notes payable is primarily a result of a global settlement executed on June 26, 2001 and due to re-payments made on all other outstanding notes over the last twelve months.

Other  Income  Expense,  net

During the three months ended January 31, 2002, the Company repurchased a note payable totaling $109,695 (representing principal and interest) for $40,000. The difference was recorded as other income in the amount $69,695. For the three months ended January 31, 2003, other income was $41,371, relating primarily to interest earned on the company's surplus cash balances.

Net  Income

The Company generated a net profit for the three months ended January 31, 2003 of $424,001, or $0.01 per share, compared to a net profit for the three months ended January 31, 2002 of $15,768 or $0.00 per share. The increased level of profit is directly related to the significant increase in revenues between the periods.

RESULTS OF OPERATIONS, NINE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2002.

Revenues

Revenues increased by $23,819,627, or 132.0%, to $41,869,875 for the nine months ended January 31, 2003, compared to $18,050,248 for the nine months ended
January 31, 2002. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market heats up expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth the Company has experienced over the last two fiscal years.

More significantly, the growth of the branch networking program at AMRES was the major contributor to the growth in revenue. AMRES' branch program comprised approximately 407 branches as of January 31, 2003, compared to 93 branches as of January 31, 2002. For the nine months ended January 31, 2003, the total revenue associated with the Net branches was approximately $31.2 million, compared to total revenue associated with the Net branches of $12.0 million for the nine months ended January 31, 2002. The Net branch networking program is expected to continue to be a primary growth vehicle for Anza in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/servicer.

Revenues for Expidoc.com also increased significantly, to $645,851 for the nine month period ended January 31, 2003 compared to $255,992 for the nine month period ended January 31, 2002. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc.com to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc.com.

BravoRealty  became  operational  in January of 2001.  For the nine months ended
January 31, 2003, revenues amounted to $471,990 compared with revenues of approximately $219,070 for the period ending January 31, 2002.

There were no revenues from Titus during the nine months ended January 31, 2003 and revenue from Titus for the nine months ended January 31, 2002 were insignificant.

Costs  and  Expenses

Commissions are paid to loan agents on funded loans. Commissions increased by $17,192,030 or 138.9%, for the nine months ended January 31, 2003, to $29,569,080 from $12,377,050 for the nine months ended January 31, 2002. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the commissions increased by 2.1%, to 70.6% compared to 68.6% for the nine months ended January 31, 2003 and the nine months ended January 31, 2002, respectively. This increase is directly associated with the proportional increase in the branch networking program revenue as a percentage of total revenue as the Company earns a flat percentage of revenues associated with the branch networking program, as compared to revenues associated with the corporate branches in which the Company earns a higher commission split once certain revenue targets are achieved. Gross profit increased by $6,627,597 or 116.8% for the nine months ended January 31, 2003 to $12,300,795 from $ 5,673,198 for the nine months ended January 31, 2002.

General  and  Administrative  Expenses

General and administrative expenses totaled $6,465,093 for the nine months ended January 31, 2003, compared to $3,306,500 for the nine months ended January 31, 2002. This increase of $3,158,593 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

The Company elected early adoption of Statement 142 and as such, did not record any goodwill amortization for the nine months ended January 31, 2003 or January 31, 2002.

Salaries  and  Wages

Salaries and wages expense totaled $4,735,850 for the nine months ended January 31, 2003, compared to $2,728,276 for the nine months ended January 31, 2002. The increase of $2,007,574 is directly related to the expansion of AMRES operations. As of January 31, 2003, the Company employed approximately 743 individuals compared to 411 individuals as of January 31, 2002.

Consulting  Expense

In the previous fiscal year, the Company funded a portion of its operating costs through the use of its common stock paid to outside consultants. During the nine months ended January 31, 2002, costs paid in the form of stock to outside consultants totaled approximately $531,200 representing approximately 3,750,000 shares of stock. In addition, the Company recorded an additional $45,945 in cash compensation to outside consultants for the nine months ended January 31, 2002. During the nine months ended January 31, 2003 costs paid in the form of stock to outside consultants and to employees amounted to $82,350 representing 3,050,000 shares. Consulting expenses recorded for the nine months ended January 31, 2003 also included amortization of deferred compensation in the amount of $16,666, plus cash paid for outside services in the amount of $47,189.

Non-Recurring  Settlement  Expense

During the nine months ended January 31, 2002, the company recorded settlement expense of $61,494 relating to the excess value of shares issued as part of the global settlement compared to the net reduction in debt and interest relief received in the settlement. Further, the Company issued common stock to an investment banker as a final settlement of a dispute arising from former officers of the Company in fiscal 2000. The Company did not value these shares since they believed that the value of the services was in excess of $330,000 which was reported in 2001. Upon further review, management determined it was appropriate to record a charge to operations totaling $221,000 for the period ending January 31, 2002.

There were no non-recurring settlement expenses incurred for the nine months ended January 31, 2003.

Impairment  of  Goodwill

During the nine months ended January 31, 2003, management assessed the carrying value of Titus, after a liquidation of assets held by the Titus REIT. Titus has no significant remaining assets or obligations as of January 31, 2003. Management has inquired as to the sale value of Titus, in its current state, and believes that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $100,000. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 to operations during the nine months ended January 31, 2003.

Interest  Expense

Interest expense was $103,085 as of January 31, 2003, compared to $99,522 as of January 31, 2002. there are two primary items which impact the amount of interest expense incurred by the Company. First is interest related to the Company's notes payable. Interest incurred on notes payable has decreased between the periods primarily due to a reduction in the total balance of notes payable during the current year. The reduction in notes payable is primarily a result of the Global Settlement executed on June 26, 2001 and due to re-payments made on all other outstanding notes over the last twelve months. The Company also incurs interest on advances under its warehouse line of credit. Although the balance is minimal as of January 31, 2003, the average monthly balance of borrowings under the warehouse line of credit has been significantly higher for the nine months ending January 31, 2003 compared to the nine months ending January 31, 2002, thus resulting in increased interest expense.

Other  Income  Expense,  net

During the nine months ended January 31, 2003, the Company recorded other income in the amount $51,543 relating to the difference of the value of the 3,000,000 shares issued to Laguna per the settlement agreement compared to the original value ascribed to the warrants held by Laguna. The warrants were canceled as part of the final settlement agreement. The Company also benefited from significant cash balances generating increased levels of interest earned on those balances. Other income in prior periods was primarily related to gain recognized on the settlement of capital lease obligations and interest earned on excess cash balances.

Net  Income

The Company generated a net profit for the nine months ended January 31, 2003 of $943,025, or $0.02 per share. For the nine months ended January 31, 2002, the Company recorded a net loss of ($581,979) or ($0.02) per share. In the prior period, the Company incurred significant non-cash expenses associated with, among other things, stock issued to outside consultants and costs incurred with the Global Settlement. Management believes that these non-cash charges should be minimal in future periods affording the Company the ability to produce net income in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows

Net cash provided by operating activities was $4,157,728 for the nine months ending January 31, 2003 compared to net cash used by operating activities of ($776,520) for the nine months ending January 31, 2002. The Company generated a net profit of $943,025 for the nine months ended January 31, 2003, compared to a net loss of $581,979 for the nine month period ended January 31, 2002. Non-cash expenses relating to the issuance of stock for services, depreciation and amortization, amortization of debt discounts, impairment of goodwill, and provisions for gain and losses on settlements and obligations totaled $391,869 and $830,990 for the nine months ended January 31, 2003 and 2002, respectively. Decrease in loans held for sale of $1,001,225 was also a significant contributor to the cash provided by operating activities for the nine months ending January 31, 2003.

Our mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. We sell loans AMRES originates, typically within 30 days of origination, rather than hold them for investment. We sell loans to institutional loan buyers under existing contracts. AMRES sells the servicing rights to its loans at the time it sells those loans. Typically, AMRES sells the loans with limited recourse to it. This means that, with some exceptions, we reduce our exposure to default risk at the time we sell the loan, except that we may be required to repurchase the loan if AMRES breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event AMRES is required to repurchase a loan, we will assess the impact of losses, which result from a repurchased loan. To date, AMRES has not repurchased a loan as a result of its origination practices (see below regarding HUD for recent events).

On December 9, 2002, AMRES received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of AMRES. This loan officer was terminated as a result of violation of AMRES policies and procedures. Further on March 3, 2003, we were notified by one of our lenders regarding potential irregularities with up to six loans submitted to and closed with the lender. We are currently assessing losses, if any, associated with each of these loans. AMRES carries errors and omissions insurance coverage, which may offset any potential losses which may be incurred by AMRES with respect to these loans. At the time of the filing of this quarterly report, it is too early to determine what, if any, loss AMRES may ultimately incur with these loans. AMRES has accrued $350,000 of expense as accrued liabilities to account for the potential deductible that it could incur if all of these loans result in losses. In the event we are required to purchase a significant amount of loans during a short period of time, our financial condition, results of operations and cash flows could be adversely affected. During the past 12 months we have increased our awareness of the need to implement sound internal controls.

Net  cash  used  in  investing  activities  was $54,823 and $11,650 for the nine
months  ended  January  31,  2003   and  2001,   respectively.   There  were  no
individually  material  transactions  for  either  period  presented.

Net cash used by financing activities was $1,243,022 for the nine months ending January 31, 2003, relating primarily to payments on the Company's warehouse line of credit and to the repayment of the bridge loan.

Net cash provided by financing activities for the nine months ending January 31, 2002 was $1,328,939 and relates primarily to advances on the Company's warehouse line of credit and proceeds received from the bridge loan.

The Company is current in servicing its obligations as they become due. In the previous fiscal years, the Company used its common stock to provide compensation for outside services that were required. It is the belief of management, that beginning in the current fiscal year, little or no common stock will be issued for services.

The Company has generated a net income over the last twelve months. Management plans to continue its growth plans to generate revenues sufficient to meet its cost structure. Management believes that these actions will afford the Company the ability to fund its daily operations and service its remaining debt obligations primarily through the cash generated by operations; however, there are no assurances that management's plans will be successful. Our independent auditors modified their report, with an explanatory paragraph, stating that the audited financial statements of Anza Capital, Inc. for the period ending April 30, 2002 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. No adjustments have been made to the carrying value of assets or liabilities as a result of these uncertainties.

ITEM  3     CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     In March 2003, our wholly-owned subsidiary, American Residential Funding, was served with a lawsuit brought by Oaktree Funding Corporation, in the Superior Court of the State of California, County of San Bernardino, case number RCV 070427. The defendants in the action are AMRES, the appraiser, escrow company, notary public, and borrowers involved in six (6) different loan transactions brokered by AMRES and funded by Oaktree.

     The Complaint alleges, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requests damages in excess of $1,500,000, plus attorneys' fees, interest, penalties, and punitive damages.

     The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The Company has not yet filed an Answer to the Complaint. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  2     CHANGES  IN  SECURITIES

     On November 4, 2002, we issued an aggregate of 7,000,000 shares of common stock, restricted in accordance with Rule 144, to eleven individuals for services rendered. The issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, and the shareholders were all either accredited or sophisticated individuals.

     On December 10, 2002, we issued 2,269,286 shares of common stock to each of Cranshire Capital, L.P. and EURAM Cap Strat "A" Fund Ltd upon the conversion of Series C Convertible Preferred Stock. The shares were issued without restrictive legend pursuant to Rule 144(k).

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5     OTHER  INFORMATION

Termination  of  Homelife,  Inc.  Merger
----------------------------------------

     On October 7, 2002, we issued a press release announcing the execution of a Reorganization Agreement with Homelife, Inc.

     On February 27, 2003, due to a number of factors including but not limited to changing market conditions, the failure of Homelife to fulfill one or more of its obligations under the agreement, and the extended period of time it would take to complete the reorganization, we notified Homelife of our intent to terminate the Reorganization Agreement. On March 14, 2003, Anza terminated the Reorganization Agreement.

Closing  of  Matter  with  The  Department  of  Housing  and  Urban  Development
--------------------------------------------------------------------------------

     On December 9, 2002, we received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of AMRES. We executed and provided an Indemnification Agreement to HUD as requested. On February 13, 2003, HUD notified us that (i) without the loans originated by this particular loan officer, AMRES' default and claim rate would be at an acceptable level to HUD, and (ii) as a result of our termination of that loan officer, and the indemnification agreement, the matter was closed. We carry errors and omissions insurance coverage, which may offset any potential losses that may be incurred by us, including under the indemnification agreement, with respect to these loans.

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




Dated:  March  21,  2003                        /s/  Vince  Rinehart
                                                --------------------------------
                                                By:  Vincent  Rinehart
                                                Its: President, Chairman, Chief
                                                     Executive Officer, Chief
                                                     Financial Officer, Chief
                                                     Accounting  Officer, and
                                                     Director




Dated:  March  21,  2003                        /s/  Scott  A.  Presta
                                                --------------------------------
                                                By:  Scott  A.  Presta
                                                Its: Director

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

     I, Vincent Rinehart, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Anza Capital, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March  21,  2003
                                                    /s/  Vince  Rinehart
                                                    ----------------------------
                                                    Vincent  Rinehart
                                                    Chief Executive Officer and
                                                    Chief Financial Officer