Form 10KSB
period 2003-04-30
ANZA CAPITAL INC
filed 2003-08-14
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-24512

Anza Capital, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-1273503 (I.R.S. Employer Identification No.)
3200 Bristol Street, Suite 700 Costa Mesa, CA (Address of principal executive offices)	92626 (Zip Code)

Registrant’s telephone number, including area code (714) 866-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No __.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer’s revenues for its most recent fiscal year.      $59,063,500 for the year ended April 30, 2003.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $1,959,052 based on $0.775, the average of the closing bid and ask price for the common stock on July 22, 2003.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 22, 2003, there were 4,967,460 shares of common stock issued and 4,829,960 shares of common stock outstanding.

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

Transitional Small Business Disclosure
Format (check one):

Yes No X .

ANZA CAPITAL, INC.

TABLE OF CONTENTS

	Part I
ITEM 1	DESCRIPTION OF BUSINESS....................................................................................................................	2

ITEM 2	DESCRIPTION OF PROPERTY...................................................................................................................	11

ITEM 3	LEGAL PROCEEDINGS...............................................................................................................................	13

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................	14

	Part II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................	16

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................................	19

ITEM 7	FINANCIAL STATEMENTS........................................................................................................................	29

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................................................................................................	29

	Part III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................................................................................	30

ITEM 10	EXECUTIVE COMPENSATION.................................................................................................................	32

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................................................................................................................	34

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................	37

ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K.................................................................................................	39

ITEM 14	CONTROLS AND PROCEDURES...............................................................................................................	42

ITEM 16	PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................................	42

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

ITEM 1 — DESCRIPTION OF BUSINESS

Business Overview

We are a holding company which currently operates through five (5) subsidiaries, namely American Residential Funding, Inc., a Nevada corporation (AMRES), ExpiDoc.com, Inc., a California corporation (Expidoc), Titus Real Estate LLC, a California limited liability company (Titus Real Estate), Bravo Realty.com, a Nevada corporation (Bravorealty.com), and Bravo Real Estate, Inc. (Bravo Real Estate Network).

General

Anza Capital, Inc. (ANZA) is a financial services company, whose primary subsidiary, American Residential Funding, Inc. (AMRES), provides home financing through loan brokerage and banking. Another subsidiary, Expidoc.com, arranges for notaries to perform loan document signing services for lenders, the largest being Ditech.com. Bravo Real Estate Services, Inc. is in the process of launching a real estate brokerage franchise business. Bravo Realty.com has had limited operations in the last two years and Titus Real Estate LLC is currently non-operational.

AMRES

The name "AMRES" is approved by the California Department of Real Estate, the primary governing body of AMRES, for use by American Residential Funding, Inc. An appropriate DBA filing of AMRES has been done, and the company is regularly referred to as "AMRES".

Loan Making

AMRES is primarily a loan broker, arranging during the fiscal year ended April 30, 2003 an average of greater than $150,000,000 per month in home loans. AMRES, through its agents in some 200 branches (an average of 1-8 agents in each branch) is licensed in 34 states to originate loans. AMRES has a $10,000,000 warehouse line of credit (with the possibility to increase to $25,000,000) with which to directly fund loans. Currently, less than 5% of total loan volume is funded this way, although this percentage is expected to increase in future periods. AMRES, through its loan agents, locates prospective borrowers from real estate brokers, home developers, and marketing to the general public. After taking a loan application, AMRES processes the loan package, including obtaining credit and appraisal reports. AMRES then presents the loan to one of approximately 420 approved lenders, who then approve the loan, draw loan documents, and fund the loan. AMRES receives a commission for each brokered loan, less what is paid to each agent.

Loan Standards

Mortgage loans arranged by AMRES are generally loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential. Generally, mortgage loans having a loan-to-value ratio in excess of 80% will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof.

The mortgage loans are generally "one-to-four-family" mortgage loans, which are permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one-to-four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan may be secured by an owner-occupied primary residence or second/vacation home, or by a non-owner occupied residence. The mortgaged property may be a mobile home.

In general, no mortgage loan is expected to have an original principal balance less than $30,000. While most loans will be less than $700,000, loans of any size may be brokered to unaffiliated third-party mortgage lenders.

Credit, Appraisal and Underwriting Standards

Each mortgage loan must (i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by the lender for which the loan is brokered or sold. A lender's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. The various lenders underwriting standards generally follow guidelines acceptable to FNMA ("Fannie Mae") and FHLMC ("Freddie Mac"). The lender’s underwriting policies may be varied in appropriate cases, especially in sub-prime loans.

Mortgage Software and Technology

AMRES currently uses loan origination software developed by an independent third party. The software allows the routing of pertinent information to the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages, and the automated systems of independent lenders such as IndyMac.

Currently AMRES is developing a fully automated online system to help us better serve our branches. The software will allow our branches to upload loans and submit them directly to DU, DO and LP without the use of any third party loan origination software. When this becomes available the process of getting a decision on a loan will be as easy as clicking a couple of buttons.

ExpiDoc — Nationwide Notary Services

ExpiDoc is an Internet-based nationwide notary service that specializes in providing mortgage brokers and bankers with a solution to assist with the final step of the loan process: notarizing signatures of the loan documents. This is accomplished through ExpiDoc's automation of the process, its knowledgeable, experienced staff, and proprietary technology. ExpiDoc provides its clients with real-time access to the status of their documents, 24 hours a day, 7 days a week. ExpiDoc's proprietary software executes both the front office notary coordination and the back office administration. ExpiDoc currently employs 5 people, located in Costa Mesa.

Expidoc has delivered six consecutive quarters of increased revenue and profitability. This success can be attributed to several issues, starting with a change in management in May of 2002. Our new management has focused their efforts on expanding our business both within our current account base, as well as growing the business by acquiring new clients. Within the current account base, management has worked closely with such customers as Ditech.com to become one the top three signing services utilizes by Ditech.com. Our business has grown from an average of 10 orders a day from Ditech.com in fiscal year 2001, to over 100 orders per day as of July 2003. In addition, we have continued to focus our efforts on securing new clients. We currently have fifteen clients, and are working to further grow that number over the next 12 months.

As a first step in accomplishing our goal of expanding our customer base, we hired a full-time marketing professional in January of 2003. We will market our services through several outlets, including but not limited to attending mortgage related conferences, direct mail, the internet (through our website), and a growing referral business. Further, we are continuing to evaluate additional sources of revenue we can generate outside the document signing business.

Discussion of Other Operations

Bravorealty.com and Bravo Real Estate, Inc.

Bravorealty.com, which is not affiliated with the now non-operational Bravo Real Estate, Inc. is a real estate brokerage that was incorporated in May 2000 and began operations in January 2001. AMRES owns 69% of Bravorealty.com, with the balance owned by Vincent Rinehart (15%), David Villarreal (15%), and Kevin Gadawski (1%). Bravorealty.com’s business model targets real estate agents as its customers and offers 100% commission retention for the agent, while charging a minimal fixed fee per closed transaction. For the year ended April 30, 2003, Bravorealty.com generated approximately $589,000 in gross revenue and netted a loss of approximately $5,000.

We have reviewed the current model of Bravorealty.com and Brave Real Estate, Inc. and have determined that a franchise type model for Bravo Real Estate, Inc. will provide us the best opportunity to grow our real estate business quicker and with a higher degree of profitability. As such, during the upcoming fiscal year, we will be launching Bravo Real Estate Network, a franchise-type real estate brokerage division of Bravo Real Estate, Inc. The majority of the current Bravorealty.com agents will be transitioned to Bravo Real Estate Network.

Under our franchise model, Bravo Real Estate, Inc. will collect an initial franchise fee, as well as an ongoing percentage of the gross commissions earned, anticipated to be collected at the closing of escrow on each transaction. In addition, we will also require that a small percentage of each transaction be set aside for target marketing in each specific region (newspaper advertisements, homes for sale brochures, etc.) Initially, we plan to recruit ten agents in each of our target markets, namely Los Angeles/South Bay, San Diego, Orange County, San Fernando Valley, Inland Empire, Bakersfield/Fresno/Sacramento and the Bay area. The startup franchise fee for these agents is estimated to be approximately $4,000. As we increase our agent base beyond these initial agents, we anticipate that the startup franchise fee will increase.

We believe there are many benefits for prospective agents. First the initial franchise fee for a more mature brand name is typically in the range of $25,000. Second, we will be able to offer our prospective agents all of the tools they require to grow their business, including, but not limited to, recruiting and training materials, internet presence through our website (each agent will have their own web page) and high quality selling and marketing brochures which may otherwise be unavailable to them due to the added benefit we offer in purchasing through economies of scale.

We have already started marketing our franchise model to prospective agents. In addition, we have developed and prepared numerous marketing materials including our full color tri-fold brochures, logo hats, shirts and other give-away’s. We will be attending regional realtor trade shows beginning in the second quarter of this year and have purchased a reusable booth for such events

Titus Real Estate

Titus Real Estate is the management company of Titus REIT. Titus Real Estate, while currently operational, is not expected to provide us with significant revenues. Titus REIT sold its last property and is currently in the process of distributing final proceeds to the REIT shareholders. Titus REIT is in need of additional capital in order to expand its operations, and if it successful, the amount of revenue to us through Titus Real Estate may increase.

Sales and Marketing

As of July 22, 2003 we marketed and sold our mortgage brokerage services primarily through a direct sales force of loan agents totaling approximately 11 persons based in Costa Mesa, California, as well as over 525 loan agents at branch locations. We maintain 4 Company-owned offices in Southern California and more than 200 branch offices in 34 states.

Our sales efforts are headquartered primarily in our Costa Mesa, California office. Once a branch is opened, a branch manager supervises a licensed branch office and its employees, and receives all of the profits of that branch, after all relevant expenses and corporate fees have been collected. AMRES provides accounting, licensing, legal, compliance and lender access for each branch, retaining a percentage of commission generated by loan correspondents at each branch. The branch managers must follow all guidelines set forth by AMRES as well as all regulations of various government agencies and in most cases are independently responsible for the expenses incurred at the branch level, including personnel expenses. However, both State and Federal regulations are increasingly shifting various liabilities to AMRES.

Competition

We face intense competition in the origination, brokering and banking of our mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including real estate investment trusts. Many of our competitors have significantly more assets and greater financial resources than us. In addition, there may be other competitors that we have not identified. We can make no representations or assurances that there will not be increased competition or that our projections will ever be realized. Competition among companies similar to AMRES that are seeking to acquire or establish branches, continues to intensify.

Proprietary Rights and Licensing

We may rely on a combination of trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners to protect our proprietary rights. We may seek to protect our electronic mortgage product delivery systems, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or to obtain and use information that we regard as proprietary. While we are not aware that any of our systems infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products.

In addition, we rely on certain software that we license from third parties, including software that is used in conjunction with our mortgage products delivery systems. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software or data licenses could result in delays or cancellations of loans being brokered or banked.

Environmental Matters

We have not been required to perform any investigation or clean up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

Trade Names and Service Marks

We devote substantial time, effort, and expense toward developing name recognition and goodwill for our trade names for our operations. We intend to maintain the integrity of our trade names, service marks and other proprietary names against unauthorized use and to protect the licensees’ use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade name and other proprietary names and marks could adversely affect our sales of licenses under such trade name and other proprietary names and marks. We know of no current materially infringing uses. We have filed for trademark protection for the AMRES logo and the American Residential Funding name.

Employees

As of July 22, 2003, we employed a total of approximately 600 persons. Of the total, 50 officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, all of whom were engaged in Finance and Administration. In addition, we employ approximately 550 individuals through our Net Branch operations, 180 of who were engaged in loan administration and 370 of who were engaged in loan production. None of our employees is represented by a labor union with respect to his or her employment.

Historical Changes in Business Strategy and Changes in Control

Anza Capital, Inc. ("Anza" or the "Company") was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, and finally, effective on January 2, 2002, Anza Capital, Inc.

We have undergone two recapitalizations. In November 1999, our outstanding common stock underwent a two-for-one forward split. Effective in April 2003, (a) our preferred stockholders exchanged their Series A and Series C preferred stock for newly created Series E and Series D preferred stock, respectively, (b) our President exchanged cancelled options and converted debt into common stock and newly created Series F preferred stock, and (c) our common stock underwent a one-for-twenty reverse stock split, resulting in a decrease in our outstanding common stock from 99,350,000 shares to 4,967,500 shares. Please see further discussion of the recapitalization under Recapitalization.

On April 12, 2000, we closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, we issued 375,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock to EMB, representing nearly 40% of our then issued and outstanding common stock, paid $1,595,000 cash, and issued a promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became our wholly owned subsidiaries. As of April 30, 2001, the remaining principal balance of the promissory note was $1,055,000, and the note was cancelled in its entirety effective June 27, 2001, (see discussion of Global Settlement below). AMRES was the acquirer for financial reporting purposes. Since Bravo Real Estate had no operations or net assets, our management determined that a nominal value of $1,000 be attributed to its name. The fair value attributable to the 375,000 (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock on April 12, 2000 was $3,838,000 based on the fair value of assets acquired. Because the purchase was accounted for as a reverse acquisition, the $4.0 million in cash and notes issued to EMB were treated as a deemed distribution with a charge to our accumulated deficit. On April 12, 2000, James E. Shipley, the former CEO of EMB, was elected our Chairman of the Board of Directors and Vincent Rinehart was elected our President, Chief Executive Officer, and a director. Bravo Real Estate has not sold any franchises and is attempting to become an operating subsidiary.

Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of our acquisition of AMRES and Bravo from EMB. Mr. Shipley resigned as Chairman of EMB and became our Chairman in April 2000 (replacing Mr. Roth as our Chairman), and then resigned as our chairman and one of our officers on December 31, 2000, when Mr. Rinehart became our Chairman.

Mr. Rinehart was never an officer or director of EMB, but was the owner of 100,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of EMB common stock, making him less than a 10% owner of EMB at the time of the sales in April 2000, and continues as one of our officers and directors, as well as an officer of all of our wholly-owned subsidiaries.

On April 12, 2000, in accordance the provisions of the Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, AMRES Holding/Rinehart demanded that its B Preferred be repurchased by us for an aggregate of one million dollars. On April 20, 2000, we agreed with AMRES Holding/Rinehart and Mr. Presta to amend the Titus Purchase Agreement to provide for the return of 100,000 shares of our Class B preferred stock issued to AMRES Holding and Mr. Presta upon the issuance of 50,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock to them.

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

Other than as set forth above, we have no affiliation with Laguna Pacific or any of their respective officers or directors. Mr. Ehrlich was the general partner of Laguna Pacific and has passed away.

During the year ended April 30, 2002, we repaid an initial $25,000 borrowed from Laguna Pacific. In June 2002, we entered into a Settlement Agreement and General Mutual Release with Laguna Pacific. As consideration under the settlement, we repaid the $200,000 note, 150,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock, plus accrued interest, and the note and warrants were cancelled.

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 150,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of the Company’s common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.60 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $81,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the twelve months ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $51,543.

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

(ii)  entered into an Employment Agreement with Thomas Ehrlich beginning 30 days from the date of the agreement and ending upon the earlier to occur of the liquidation of the real estate portfolio to be owned by Anza Properties or the completion of our listing on t he NASDAQ Small Cap market. The Employment Agreement provided for a salary of $20,000 per month, payable only by Anza Properties and specifically not guaranteed by us. Mr. Ehrlich was to serve as Anza Properties’ Vice President and be a director thereof. In connection with the Employment Agreement, we executed a Stock Option Agreement which entitled Ehrlich to acquire up to 100,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock at the closing price on the date of the Option Agreement, vesting equally over the 12 months following the date of the Employment Agreement, and exercisable only in the event Anza Properties is successful in raising a minimum of $2,000,000 in a contemplated $5,000,000 bond offering, and the holders thereof converting at least $2,000,000 of the bonds into our equity (any amounts less than $2,000,000 will be applied, pro-rata, to the total options exercisable under the Option Agreement). Mr. Ehrlich was to be involved in the identification of potential investment opportunities, the acquiring of capital, and the operation of Anza Properties;

(iii)  entered into a Consulting Agreement with Lawrence W. Horwitz to provide services to Anza Properties. The Consulting Agreement provided for compensation of $20,000 to be paid on its date of execution, and $5,000 per month for 8 months beginning September 1, 2001, guaranteed by us. In addition, we executed a Stock Option Agreement that entitled Horwitz to acquire up to 50,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock on terms identical to those of Ehrlich, described above. Mr. Horwitz is a licensed California attorney. Mr. Horwitz is providing legal services to us and Anza Properties.

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

Global Settlement

As part of the acquisition of AMRES, we were obligated to file a registration statement with the Securities and Exchange Commission for the purpose of registering 375,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock issued to EMB. Additionally, we were obligated to pay the sum of $4,000,000 under the terms of a promissory note issued to EMB.

In an unrelated transaction, Williams de Broe ("Wdb") loaned the sum of $700,000 to EMB, which remained unpaid at the time of the Global Settlement. In connection with a revision of the agreement between EMB and Williams de Broe, our then-chairman (Mr. Shipley) executed a document on our behalf in favor of Williams de Broe, which Williams de Broe believed acted as our guarantee of EMB’s obligation. We disputed this assertion.

In order to settle the outstanding disputes among all the parties, on June 26, 2001, we entered into a settlement agreement with EMB Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

(i)  we issued to EMB 75,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of restricted common stock as consideration for EMB’s waiver of its registration rights for 375,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock already held by EMB. The shares were valued at $2.80 (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) per share based on a 10% discount from the closing price on the date of the agreement. We recorded a settlement expense of $229,500 with regard to this issuance. We issued to EMB a promissory note in the principal amount of $103,404, which represents the reduced amount due to EMB by us under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to Wdb, but which were satisfied by us (see below). The note bears interest at the rate of 10% per annum and is convertible into our common stock;

(ii)  we issued to Wdb 150,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our restricted common stock valued at $459,000 as consideration for Wdb’s release of all claims against us arising under our purported guarantee of EMB’s obligation to Wdb. The parties agreed that the amount be credited as additional consideration to apply to the EMB notes payable. We received relief of debt to EMB in the amount of $624,766, but do not expect to receive any reimbursement from EMB;

(iii)  EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in our possession as contemplated by the agreement;

(iv)  EMB assigns its rights to all of our note payable totaling $485,446 to AMRES Holdings LLC, owned by Vincent Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of our common stock based on 80% of the closing stock price on the date of the conversion. We assigned a value of approximately $60,681 to the beneficial conversion feature imbedded in this note. The entire principal balance, together with accrued interest, shall be due and payable, in full, on December 15, 2002.

(v)  EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. On January 17, 2002, AMRES purchased the note, plus $6,291 in accrued interest, from EMB for the sum of $40,000, of which $25,000 was paid immediately and the balance of $15,000 was paid on June 1, 2002.

Termination of Homelife, Inc. Merger Transaction

On October 7, 2002, we issued a press release announcing the execution of a Reorganization Agreement with Homelife, Inc. The Reorganization Agreement requires the approval of each of our common and preferred shareholders. Under the terms of the Agreement, our current management team would have assumed the management responsibilities of the surviving company, which would have consisted of Anza’s current assets and subsidiaries and HomeLife’s Red Carpet Real Estate trademark and operations.

On February 27, 2003, due to a number of factors including but not limited to changing market conditions, the failure of Homelife to fulfill one or more of its obligations under the agreement, and the extended period of time it would take to complete the reorganization, we notified Homelife of our intent to terminate the Reorganization Agreement. On March 12, 2003, we entered into a Mututal Release Agreement with all the parties to the Agreement which terminated the Reorganization Agreement between the parties.

Recapitalization

In the fourth quarter of the 2003 fiscal year, we underwent a series of transactions, which were undertaken as part of a plan of recapitalizing the Company so as to better position it for growth and acquisitions. In each transaction with the Series A and Series C preferred stockholders, the stockholders exchanged their preferred stock for a new class of preferred stock that the Board of Directors believed was less burdensome to the Company, primarily because of its more favorable conversion provisions. In the transaction involving the exchange of debt, the Company was able to materially reduce its debt load. These transactions, in conjunction with the 1-for-20 reverse stock split that was effective April 21, 2003, are believed by management to have positioned the Company for increased liquidity in its common stock, which will allow the Company to more easily raise capital and engage in acquisitions. The transactions specifically undertaken were:

(a)  a Stock Exchange Agreement dated February 28, 2003, by and between Anza Capital, Inc. and Keyway Investments, Ltd. Under the terms of the agreement, Keyway exchanged 4,006 shares of Series C Convertible Preferred Stock for (i) 409,075 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 2,003 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 183,168 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively.

(b)  a Stock Exchange Agreement dated February 28, 2003 by and between Anza Capital, Inc. and EURAM Cap Strat. "A" Fund Limited. Under the terms of the Agreement, EURAM exchanged 4,051 shares of Series C Convertible Preferred Stock for (i) 413,670 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 2,025.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 185,226 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively.

(c)  a Stock Exchange Agreement dated February 28, 2003 by and between Anza Capital, Inc. and The dotCom Fund, LLC. Under the terms of the agreement, dotCom Fund exchanged 2,195 shares of Series C Convertible Preferred Stock for (i) 224,144 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of Common Stock, (ii) 1,097.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 100,362 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively.

(d)  a Stock Exchange Agreement dated February 28, 2003 by and between Anza Capital, Inc. and Cranshire Capital, L.P. Under the terms of the agreement, Cranshire exchanged 6,151 shares of Series C Convertible Preferred Stock for (i) 628,113 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 3,075.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 281,244 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively.

(e)  a Stock Exchange Agreement dated February 28, 2003, by and between Anza Capital, Inc. and Barbara Dunster. Under the terms of the agreement, Dunster exchanged 347,643 shares of Series A Convertible Preferred Stock for 173,822 shares of newly created Series E Convertible Preferred Stock.

(f)  a Stock Exchange Agreement dated February 28, 2003, by and between Anza Capital, Inc. and the Staron Family Trust. Under the terms of the agreement, Staron exchanged 86,911 shares of Series A Convertible Preferred Stock for 43,456 shares of newly created Series E Convertible Preferred Stock.

(g)  a Debt Exchange Agreement dated February 28, 2003, by and between Anza Capital, Inc. and Vincent Rinehart. Under the terms of the agreement, Rinehart (i) cancelled options to acquire 2,500,000 shares of common stock and (ii) converted an aggregate of $433,489.06 in principal and interest under a promissory into (y) 300,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, and (z) 18,800 shares of newly created Series F Convertible Preferred Stock.

ITEM 2 — DESCRIPTION OF PROPERTY

Our principal place of business is in Costa Mesa, California, where we lease an approximately 18,100 square foot facility for approximately $367,000 per annum (subject to usual and customary adjustments), under a written lease which terminates in June 2008. This location houses our corporate finance, administration, and sales and marketing functions. ExpiDoc leases 1,253 square feet of space at this same facility on a month-to-month basis for $2,631.

AMRES leases additional facilities: Long Beach, California (month-to-month, $3,564 per month); Palmdale, California (month-to-month, $2,007 per month), and Riverside, California (term expiring in 2006, $2,599 per month).

All HUD licensed branches, which represent over 20 of the more-than 200 total branches, are required by HUD to have branch expenses paid by AMRES. This is accomplished by using revenues in each AMRES branch bank account. The management agreement between the branch manager and AMRES requires prior approval of any obligations of AMRES exceeding $500. Office rent and similar liabilities are to be month-to-month obligations. In the course of ongoing internal audits, AMRES has found breaches of either AMRES or HUD requirements in the operation of specific branches, and has moved aggressively to take corrective action.

We believe that our current facilities will be adequate to meet our needs, and that we will be able to obtain additional or alternative space when and as needed on acceptable terms.

We may also hold real estate for sale from time to time as a result of our foreclosure on mortgage loans that may become in default. As of April 30, 2003, no such real estate is owned.

ITEM 3 — LEGAL PROCEEDINGS

In March 2003, our wholly-owned subsidiary, American Residential Funding, was served with a lawsuit brought by Oaktree Funding Corporation, in the Superior Court of the State of California, County of San Bernardino, case number RCV 070427. There are nineteen (19) defendants in the action, including AMRES, the appraiser, escrow company, notary public, and borrowers involved in six (6) different loan transactions brokered by AMRES and funded by Oaktree.

The Complaint alleges, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requests damages in excess of $1,500,000, plus attorneys’ fees, interest, penalties, and punitive damages.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The Company has not yet filed an Answer to the Complaint, but has filed a demurrer to the complaint in an effort to have the court dismiss AMRES, or in the alternative to dismiss certain causes of action against AMRES. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case. The Company has recorded a provision of $140,000 as management’s anticipated maximum exposure in this matter.

In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company’s management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 2003, we held our annual meeting of shareholders. Proxies were not solicited from the shareholders.

Four individuals were elected to our Board of Directors, namely Vincent Rinehart, Scott A. Presta, Kenneth Arevalo and L. Wade Svicarovich. Mr. Rinehart and Mr. Presta were directors prior to the meeting. The results of the voting were (not adjusted for the 1-for-20 reverse stock split effective April 21, 2003) as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Vincent Rinehart	61,561,272	-0-	-0-	-0-	-0-

Scott A. Presta	61,561,272	-0-	-0-	-0-	-0-

Kenneth Arevalo	61,561,272	-0-	-0-	-0-	-0-

L. Wade Svicarovich	61,561,272	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting (not adjusted for the 1-for-20 reverse stock split effective April 21, 2003), were:

1.   An amendment to the Articles of Incorporation of the Company to effectuate a one (1) for twenty (20) reverse stock split of the Company’s issued and outstanding common stock;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

2.   An amendment to the Articles of Incorporation of the Company to increase the authorized preferred stock to 2,500,000 shares;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

3.   The adoption of Restated Articles of Incorporation for the purpose of consolidating previous amendments to the Company’s Articles of Incorporation;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

4.   The Anza Capital, Inc. 2003 Omnibus Securities Plan;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

5.   The Second Restated Bylaws of Anza Capital, Inc.;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

6.   The ratification of the appointment of McKennon Wilson & Morgan LLP, Certified Public Accountants, as independent auditors of the Company for the fiscal year ending April 30, 2003;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

7.   The ratification of recent recapitalizatioin transactions involving preferred stockholders and debtholders;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

8.    The ratification of the Company’s stock repurchase plan;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

9.    The ratification of the Company’s acquisition strategy.

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

61,561,272	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on March 18, 2003.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "AZAC." Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003). The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended April 30,		Prices

	Period	High	Low

2002	First Quarter	$5.20	$1.00
	Second Quarter	$4.20	$1.20
	Third Quarter	$3.60	$1.00
	Fourth Quarter	$1.40	$0.80

2003	First Quarter	$1.00	$0.42
	Second Quarter	$0.70	$0.30
	Third Quarter	$1.30	$0.30
	Fourth Quarter	$0.60	$0.25

Close on July 22, 2003		$0.95	$0.60

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

Holders

As of July 22, 2003, there were 4,967,460 shares of our common stock issued, and 4,829,960 shares of our common stock outstanding and held by 83 holders of record. As of July 22, 2003, there were 8,201.5 shares of Series D Convertible Preferred Stock outstanding and held by three shareholders of record, 190,586 shares of Series E Convertible Preferred Stock outstanding and held by two shareholders of record, and 18,800 shares of Series F Convertible Preferred Stock outstanding and held by one shareholder of record.

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

On February 28, 2003, our Board of Directors approved the Anza Capital, Inc. 2003 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 750,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. As of July 22, 2003, no shares of our common stock, and no options, had been issued under the plan.

Recent Sales of Unregistered Securities

In Febuary 2003, we issued 59,497 (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) shares of our common stock to an existing shareholder upon the conversion of 299 shares of our Series C Convertible Preferred Stock, plus accrued dividends equal to $4,459. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, in exchange for 4,006 shares of our Series C Convertible Preferred Stock and pursuant to a Stock Exchange Agreement dated February 28, 2003, we issued to Keyway Investments, Ltd., an accredited investor and an existing shareholder, (i) 409,075 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 2,003 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 183,168 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, in exchange for 4,051 shares of our Series C Convertible Preferred Stock and pursuant to a Stock Exchange Agreement dated February 28, 2003, we issued to EURAM Cap Strat. "A" Fund Limited, an accredited investor and an existing shareholder, (i) 413,670 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 2,025.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 185,226 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, in exchange for 2,195 shares of our Series C Convertible Preferred Stock and pursuant to a Stock Exchange Agreement dated February 28, 2003, we issued to The dotCom Fund, LLC, an accredited investor and an existing shareholder, (i) 224,144 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 1,097.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 100,362 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, in exchange for 6,151 shares of our Series C Convertible Preferred Stock and pursuant to a Stock Exchange Agreement dated February 28, 2003, we issued to Cranshire Capital, L.P., an accredited investor and an existing shareholder, (i) 628,113 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 3,075.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 281,244 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, in exchange for 347,643 shares of Series A Convertible Preferred Stock, we issued to Barbara Dunster, an accredited investor and an existing shareholder, 173,822 shares of newly created Series E Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, in exchange for 86,911 shares of Series A Convertible Preferred Stock, we issued to the Staron Family Trust, an accredited investor and an existing shareholder, 43,456 shares of newly created Series E Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, in exchange for (a) the cancellation of options to acquire 2,500,000 shares of common stock and (b) the conversion of an aggregate of $433,489.06 in principal and interest under a promissory note, we issued to Vincent Rinehart, an accredited investor and our Chairman and CEO, (y) 300,000 shares (after adjusting for the 1-for-20 reverse stock split effective April 21, 2003) of common stock, and (z) 18,800 shares of newly created Series F Convertible Preferred Stock. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Each share of Series D Convertible Preferred Stock (i) has a liquidation preference equal to $126.81 per share, (ii) is entitled to receive a quarterly non-cumulative dividend equal to 7% per annum, which may be paid in cash or in common stock at the discretion of the Company based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 126.81 shares of Company common stock at the option of the holder, and (iv) is entitled to 126.81 votes on all matters submitted to the shareholders for approval.

Each share of Series E Convertible Preferred Stock (i) has a liquidation preference (after the Series D Convertible Preferred Stock) equal to $1.00 per share, (ii) is entitled to a monthly, non-cumulative dividend equal to 12% per annum, payable in cash, and (iii) may be converted, only upon the mutual written consent of the holder and the Company, into common stock at the average of the closing bid price for the last ten days prior to the conversion date. The Series E Convertible Preferred Stock does not have any voting rights.

Each share of Series F Convertible Preferred Stock (i) has a liquidation preference (after the Series D and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of 1.75 shares of Company common stock, which may be paid in cash at the Company’s discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors." The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this annual report.

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

OVERVIEW

We are a holding company which currently operates through five (5) subsidiaries, namely American Residential Funding, Inc., a Nevada corporation (AMRES), ExpiDoc.com, Inc., a California corporation (Expidoc), Titus Real Estate LLC, a California limited liability company (Titus Real Estate), Bravo Realty.com, a Nevada corporation (Bravorealty.com), and Bravo Real Estate Services, Inc. (Bravo Real Estate Network).

Anza Capital, Inc. (ANZA) is a financial services company, whose primary subsidiary, American Residential Funding, Inc. (AMRES), provides home financing through loan brokerage and banking. Another subsidiary, Expidoc.com, arranges for notaries to perform loan document signing services for lenders, the largest being Ditech.com. Bravo Real Estate Services, Inc. is in the process of launching a real estate brokerage franchise business. Bravo Realty.com has had limited operations in the last two years and Titus Real Estate LLC is currently non-operational.

AMRES has provided the majority of consolidated revenue and profitability for the year ended April 30, 2003, representing 97% of consolidated revenues. AMRES has benefited greatly by the historic drop in interest rates, which created a home refinancing boom. Over sixty percent (60%) of the loan business AMRES has experienced has been home refinancing. As rates appear to have bottomed in late June 2003, AMRES is expecting to see a significant drop in loan applications. This should be reflected in a revenue drop in November 2003 through March 2004, at which time the Spring rebound in home sales should occur. With loan production currently around 1,100 loans per month, and without the effect of offsetting measures, business may drop to an estimated 600 loans per month.

AMRES is establishing various business initiatives to reduce its reliance on the refinancing market. These initiatives include:

  Expanding its mortgage banking operations, as there is a higher level of profitability delivered from banking loans compared to loan brokerage. This initiative includes establishing a wholesale operation, which would allow AMRES to fund loans brokered by other companies.
  Building strategic alliances with other business models such as loan lead generators, builders, realtors and trade associations.
  Promoting more direct-to-consumer lending, through marketing, with products that are less sensitive to fluctuations in interest rates, such as home equity loans, construction loans and sub-prime loans. Areas we will explore for expansion include AlumniHome Loan.com, maxrelo.com, builder business, Lending Tree and joint ventures with other sources of loans such as debt counselors, realtor associations and affinity groups.
  Continuing to solicit new branches to join our network, especially those branch operations that are "purchase-home sensitive."
  Reducing operating costs through efficiencies generated by new software and operating systems.
If we experience a significant slow down in the refinance business, and are unsuccessful in the business initiatives described above to expand our sources of revenue, we are prepared to take aggressive and immediate actions to reduce our cost structure. If our total loan volume should decline, we will need fewer personnel to carry out the functions needed to support the loan process. Specifically, we would reduce headcount in such areas as compliance, accounting and marketing. In addition, we will continually monitor our branch performance, closing under-producing branches to help control our expenses. If implemented, these measures will help offset any potential decline in revenues from loans brokered. However, should we experience significant and rapid declines in loan volume; it is unlikely that our cost containment measures will be able to completely offset the impact of the potential lost revenue.

We achieved an annual profit for the first time in the current fiscal year; however significant changes in interest rates could have a negative impact on our profitability in future periods.

CRITICAL ACCOUNTING POLICIES

Anza’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and loan losses on loans held for sale, which have been historically and favorably low. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recoverability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than hold them for investment. AMRES sells loans to institutional loan buyers under an existing contract. AMRES sells the servicing rights to its loans at the time it sells those loans. At the time a loan is sold, AMRES has no continuing interest since servicing rights are transferred at the time of sale in accordance with paragraph 5 of SFAS 140. Recourse provisions generally relate to first payment defaults, or breach of representations and warranties, or fraud, with respect to the loans sold. The recourse provision, because of its very brief term (30 days), is not practical to value in accordance with paragraph 6 of SFAS 140, since the value is deminimus. In the event AMRES management becomes aware of a default, the financial asset and liability is reinstated and an assessment of the impact of losses is made . To date, AMRES has not repurchased a loan as a result of its origination practices.

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

Valuation of Long-Lived and Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 142, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. The net carrying amount of goodwill is $195,247 ($20,000 related to Titus and $175,247 related to Expidoc) at April 30, 2003. Management has inquired as to the sale value of Titus, in its current state, and believes that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $20,000. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 during the twelve months ended April 30, 2003. No impairment of Expidoc was determined necessary.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2003 and 2002, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2002 COMPARED TO THE YEAR ENDED APRIL 30, 2003

Revenues

Revenues increased by $32,441,445, or 121.9%, to $59,063,500 for the year ended April 30, 2003, compared to $26,622,055 for the year ended April 30, 2002. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market grows, expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth ANZA has experienced over the last two fiscal years.

More significantly, the increase in loan production in the branch program at AMRES was the major contributor to the growth in revenue. AMRES’ net branch program comprised approximately 200 branches as of April 30, 2003, compared to over 300 branches as of April 30, 2002. We made a concerted effort to close certain net branches that were not producing an adequate volume in monthly loan production. This has allowed us to concentrate our resources on the best performing branches. For the twelve months ended April 30, 2003, the total revenue associated with the Net Branches was approximately $44.6 Million, compared to total revenue associated with the Net Branches of $17.9 Million for the twelve months ended April 30, 2002. The Net Branch program is expected to continue to be a primary growth vehicle in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months, including applying to FannieMae as a seller/servicer.

Revenues for Expidoc also increased significantly, $1,219,982 for the period ended April 30, 2003 compared to $348,177 for the period ended April 30, 2002. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc. As such, we have begun a marketing campaign to acquire new customers and have increased our customer base to 15 as of April 30, 2003.

Bravorealty became operational in January of 2001. For the twelve months ended April 30, 2003, revenues amounted to $588,562 compared with revenues of approximately $310,000 for the period ending April 30, 2002. Although Bravorealty.com has experienced moderate revenue growth, we have reviewed the current model and have determined that a franchise type model will provide us the best opportunity to grow our real estate business quicker and with a higher degree of profitability. As such, during the upcoming fiscal year, we will be launching Bravo Real Estate Network, a franchise-type real estate brokerage. Startup costs related to the franchise operations are not expected to be significant, and will be paid from the cash generated from our operations. Bravorealty.com will become a non-operating entity.

Revenues from Titus were not material for either period presented. Titus is currently not operating.

Costs and Expenses

Commissions are paid to loan agents on funded loans. Commissions increased by $22,479,607 or 138.3%, for the year ended April 30, 2003, to $38,734,044 from $16,254,437 for the year ended April 30, 2002. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue increased by 5.5%, to 68.1% compared to 62.8% for the year ended April 30, 2003 and the year ended April 30, 2002, respectively. This increase is attributable to a higher percentage of total loan volume being closed by the branch operations. We earn a flat percentage on all loans closed within the branch program (.375% of the total loan value, with a minimum fee of $550). By comparison, our split with the corporate branches fluctuates based on the level of monthly commissions, with AMRES earning a higher percentage of the total commission as the monthly revenue increases. Thus, in any period in which there is a larger percentage of revenue growth associated with the net branches, our total commissions expense would tend to be higher as a percentage of revenue. Consulting expenses, associated with Expidoc.com and Bravorealty.com increased by $726,491, or 166.6%. This increase is directly related to the increase in revenues generated from these entities, especially Expidoc.com. Consolidated gross profit increased by $9,236,067 or 93.0% for the twelve months ended April 30, 2003 to $19,166,878 from $9,930,811 for the twelve months ended April 30, 2002.

Salaries and Wages

Salaries and wages totaled $7,217,621 in fiscal year ended April 30, 2003, compared to $3,066,428 for the fiscal year ended April 30, 2002. The increase of $4,151,193 is directly related to the expansion of AMRES operations. As of April 30, 2003, our employee base was approximately 600 individuals. Further, the addition of many high producing branches has added significant payroll costs. In an order support the rapid increase in loan volume, we nearly doubled the number of support staff at our corporate headquarters in the areas of compliance, accounting and human resources.

General and Administrative Expenses

General and administrative expenses totaled $8,031,604 for the year ended April 30, 2003, compared to $4,249,240 for the year ended April 30, 2002. This increase of $3,782,364 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the twelve months ended April 30, 2003 amounted to $2,463,343 compared to $2,764,686 in the prior period. The primary reason for the slight decline is that during the most recent twelve months, interest rates were at such record low points that the "pool" of borrowers interested in refinancing was abundant, thus helping us limit the amount of funds we had to direct toward acquiring prospective clients.

Consulting Expenses

To date, we have funded a portion of our operating costs through the use of common stock paid to outside consultants. During the twelve months ended April 30, 2003, costs paid in the form of stock to outside consultants totaled approximately $85,400, representing 3,050 shares. The majority of these shares were issued in conjunction with legal services provided by outside legal consultants with regard to the merger transaction we were pursuing with Homelife. In addition, we issued 3,980 shares at a cost of $84,330 to employees and directors as incentives. During the twelve months ended April 30, 2002, costs paid in the form of stock to outside consultants totaled approximately $645,550, representing 275,000 shares of common stock. The breakout in terms of types of consulting services performed during the year ended April 30, 2002 is summarized in Note 12 in the Consolidated Financial Statements. These costs are included in general and administrative costs on the consolidated statement of operations.

Provision for Loss on Brokered Loans

In March 2003, AMRES was served with a lawsuit brought by Oaktree Funding Corporation. The action relates to six different loan transactions brokered by AMRES and funded by Oaktree. There are several parties named in the action including AMRES, the appraiser, the escrow company, the notary public and the borrower in each transaction. We are vigorously defending the lawsuit as we believe the action lacks merit. However, it is the belief of the Company and of legal counsel that the maximum exposure attributable to this lawsuit is $140,000. The Company has recorded a provision for this amount in the financial statements as of April 30, 2003.

AMRES is named in two other actions which plaintiffs have alleged certain improprieties against certain branch managers. Management is vigorously defending these actions. It is the belief of AMRES management and of legal counsel that the maximum exposure attributable to these lawsuits is $105,000. We have recorded a provision for this amount in the financial statements as of April 30, 2003.

On December 9, 2002, we received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. AMRES executed and provided an indemnification agreement to HUD, as requested. On February 13, 2003, HUD notified AMRES that (i) without the loans originated by this particular loan officer, AMRES' default and claim rate would be an acceptable level to HUD, and (ii) as a result of the termination of that loan officer, and the indemnification agreement, the matter was closed. We carry errors and omissions insurance coverage, which may offset any potential losses, which may be incurred by the Company with respect to these loans. Our insurance carrier has granted representation by counsel to AMRES. As of April 30, 2003, we have accrued $55,000 of expense in the accompanying financial statements to account for the potential deductible we could incur if all of these loans result in losses.

Impairment of Goodwill - Titus Real Estate

In accordance with SFAS 142, goodwill, during the periods presented, was not amortized in accordance with SFAS 142. During the twelve months ended April 30, 2003, we assessed the carrying value of Titus, after a liquidation of assets held by the Titus REIT. Titus has no remaining assets or obligations as of April 30, 2003. We have inquired as to the sale value of Titus, in its current state, and believe that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $20,000. Accordingly, we have recorded an impairment of goodwill in the amount of $150,000 to operations during the twelve months ended April 30, 2003. In addition, we reviewed the carrying value of assets and liabilities related to Titus and determined that further accrued acquisition liabilities in the amount of $80,000 were not paid, and therefore, the Company removed the liabilities through a reduction of the carrying value of goodwill.

Non-Recurring Settlement Expense / Gain

On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of the Company’s common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.60 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The original value of warrants was $132,543 and the value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the twelve months ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543.

As part of the Global settlement in June of 2001, we recorded settlement expense of $61,494 relating to the excess value of shares issued as part of the global settlement compared to the net reduction in debt and interest relief received in the settlement. Further, in August of 2001, we settled a dispute with a former consultant over an investment banking agreement, issuing the former consultant 75,000 shares of our restricted common stock, and canceling 10,000 shares previously issued. The net shares (65,000) were valued at $221,000, or $3.40 and charged to expense during the year ended April 30, 2002.

During the twelve months ended April 30, 2002, we had capital lease obligations in default totaling $91,985 that were settled for $35,800. The remaining balance was recognized as a gain of $56,185. We used cash from operations to satisfy these settlements.

On January 17, 2002, American Residential Funding, a subsidiary ("AMRES") purchased a note payable by ANZA to a related party in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000 of which $25,000 was tendered. In the consolidation the note payable is eliminated and we recognized a gain of $69,695 from forgiveness of debt. We used cash from operations to satisfy these settlements.

Interest Expense

Interest expense was $146,572 as of April 30, 2003, compared to $179,428 as of April 30, 2002. This decrease is associated with a reduction in the total balance of notes payable during the year, offset somewhat by the amortization of the value ascribed to options issued to Laguna Pacific Partners, LLP as part of the Bridge Financing initiated by ANZA in June of 2002 and by higher average balances on our warehouse line of credit. See Note 7 to the Consolidated Financial Statements for discussion of the "Warehouse Line Of Credit".

Income Taxes

Our income taxes have not been material during the years presented because of utilization of the Company’s net operating loss carryfowards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2003 and 2004. In 2003, we deducted losses associated with the LoanNet transactions, as we sold our rights to the shares originally issued for the exchange transaction in February 2000. The loss deduction amounted to approximately $2.1 million. No deferred tax asset was previously recorded for this loss deduction. The Company has no current or deferred income tax expense during the period presented.

Net Income

We achieved a net income for the twelve months ended April 30, 2003 in the amount of $902,392, or $0.32 per share compared with a net loss of $(442,713), or $(0.24) per share for the twelve months ended April 30, 2002. The improved profitability experienced in fiscal 2003 is directly related to the increase in revenues and the reduction in non-cash expenses that have been significant in prior years. For the year ending April 30, 2002, non-cash expense relating to the amortization of the value ascribed to the Laguna warrants, settlement expense recorded as part of the Global settlement and stock paid to consultants amounted to approximately $1,040,244. Net income per basic share for fiscal 2003 amounted to $0.32, each, based on the weighted average shares number of shares outstanding of 2,777,656 during the year, using accounting principles generally accepted in the United States.  We issued a significant number of common shares in February 2003 as a result of our recapitalization of our stockholders' equity, causing an artifically low number of weighted average shares outstanding.  Had we used the actual number of shares outstanding at April 30, 2003 of 4,829,960 shares, our net income per share would be reduced from $0.32 per share to $0.19 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities was $3,962,850 and $184,983 for the twelve months ending April 30, 2003 and 2002, respectively. For the year ended April 30, 2003, we recorded a net profit of $902,392 compared to a net loss of ($442,713) for the twelve months ended April 30, 2002. In the prior year, the value of non-cash expenses relating to the issuance of stock for services and settlements was $775,228 more than such issuances of stock in the current year. In addition, during the twelve months ended April 30, 2003, the value of the loans held for sale increased to $6,531,923 compared to $712,530 in the prior year.

Net cash used in investing activities was $210,547 and $29,024 for the twelve months ended April 30, 2003 and 2002, respectively. For the year ended April 30, 2003, the primary cash used in investing activities related to the purchase of equipment in the amount of $187,688. There were no individually significant sources or uses of funds from investing activities during the twelve months ended April 30, 2002.

Net cash provided by financing activities was $6,221,205 and $828,972 for the years ended April 30, 2003 and April 30, 2002 respectively. The most significant increase in the cash provided by financing activities between the years relates primarily to advances on our warehouse line of credit. For the year ended April 30, 2003, advances on the warehouse line of credit amounted to $6,469,333 compared to $704,034 for the twelve months ended April 30, 2002. The warehouse line of credit is secured by first and second trust deed mortgages.

Our stockholders equity increased from $445,168 as of April 30, 2002 to $1,931,011 as of April 30, 2003. In addition, our working capital as of April 30, 2003 amounted to $1,459,162. Our current obligations consist primarily of liabilities generated in the ordinary course of business. ANZA has begun to build modest cash reserves in the event that a sudden change in interest rates translates into a downturn in business.

During the fourth quarter of fiscal 2003, ANZA completed a series of transactions intended to recapitalize the Company and position it for growth and acquisition opportunities in the future. These recapitalization activities improved the working capital position of the Company, reduced the overhang on the Company’s common stock and provided ANZA more favorable terms on our preferred shares outstanding. Due to ANZA’s improved financial position, the use of the Company’s common stock as compensation to outside consultants is expected to be minimal in future periods.

On December 9, 2002, the Company received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. We executed and provided an Indemnification Agreement to HUD as requested. On February 13, 2003, HUD notified us that (i) without the loans originated by this particular loan officer, AMRES’ default and claim rate would be an acceptable level to HUD, and (ii) as a result of our termination of that loan officer, and the indemnification agreement, the matter was closed. As we continue to develop our branch program, our risks of such similar events occurring in the future could increase. We are continually monitoring our internal control structure to help minimize the risk of future loss related to such events in the future.

As of July 31, 2003, our warehouse line of credit has been formally extended to $10,000,00.  Subsequent to the year end the Company exceeded its line of credit based on the verbal agreement with the lender for a temporary increase. Maintaining an adequate warehouse line of credit is critical to our growth plans for our mortgage banking operations. Any significant reduction in the borrowing limits or significant changes in terms could have a negative impact on our ability to expand the mortgage banking operations at the pace and with the degree of profitability we desire. Further, we have traditionally experienced no defaults on loans funded through our mortgage banking operations. As we continue to grow this segment of our business, our default rate on these loans may increase. Any significant change in our default rate would have a negative impact on our consolidated financial condition, results of operations and cash flows.

We are pleased with the current direction and financial improvement of ANZA. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. The franchising initiatives for Bravo Real Estate Network or progressing as planned and could lead to increased revenues and profitability in future periods. The cash flow of ANZA has markedly improved, with cash on hand ending April 30, 2003 of $2,755,659 versus $707,851 the year earlier. Short-term debt is manageable and consists primarily of obligations generated in the ordinary course of business.

We generated an annual net income for the first time in the current fiscal year. We plan to continue our growth strategy to generate revenues sufficient to meet our cost structure. We made significant investments in the fourth quarter of the current fiscal year, in such areas as enhancing our technology for tracking loans, improving intranet communications programs, relocation and redistribution of staff and office support, and start-up costs for our real estate franchise model. We also incurred legal fees for our recapitalization and our annual audit fees. These expenses, combined with a slow down in loan production (specifically in February and March 2003), contributed to a small loss in the fourth quarter of the current fiscal year. We will continue to evaluate our costs relating to infrastructure and business expansion to ensure that the investment will pay off from the standpoint of increased profitability. We are prepared to modify current plans, namely restricting our cash outlay for expansion should business conditions change and our revenue base decline. We believe these actions will allow us to fund our daily operations and service our remaining debt obligations primarily through the cash generated by operations; however, there are no assurances that our plans will be successful.

ITEM 7 — FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Anza Capital, Inc.

Report of McKennon Wilson & Morgan LLP..............................................................................................	F-1

Consolidated Balance Sheet as of April 30, 2003........................................................................................	F-2

Consolidated Statements of Operations for the years ended
April 30, 2003 and 2002..............................................................................................................................	F-3

Consolidated Statements of Stockholder’s Equity (Deficit) for years ended
April 30, 2003 and 2002..............................................................................................................................	F-4

Consolidated Statements of Cash Flows for the years ended
April 30, 2003 and 2002..............................................................................................................................	F-8

Notes to the Consolidated Financial Statements.............................................................................................	F-10 to F-29

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 8.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position(s)

Vincent Rinehart	53	Director, President, Chief Executive Officer, Secretary, and Principal Accounting Officer

Scott A. Presta	30	Director

Kenneth Arevalo	33	Director

L. Wade Svicarovich	58	Director

Vincent Rinehart has been a director and the President and Chief Executive Officer of the Company since April 12, 2000, and its Chairman since January 1, 2001. He also serves in the following capacities: Chairman of the Board, President, and CEO of AMRES (commencing in 1997); Chief Executive Officer of Firstline Mortgage, Inc., a HUD-approved originator of FHA, VA, and Title 1 loans (commencing in 1985); and a director of Firstline Relocation Services, Inc., a three -office enterprise that provides real estate sales, financing, destination, and departure services to Fortune 500 companies (commencing in 1995). Mr. Rinehart received his B.A. in Business Administration from California State University at Long Beach in 1972.

Scott A. Presta has been a director of the Company since April 12, 2000. A former member of the National Association of Securities Dealers, Inc., he was the licensed General Securities Principal of Pacific Coast Financial Services, Inc., ("Pacific Coast"), a brokerage firm in Long Beach, California, from October of 1993 through November of 1995. Following his tenure with the brokerage firm, Mr. Presta formed a series of companies that were involved in the real estate and oil and gas industries, one of which, Titus, was acquired by the Company. Mr. Presta attended California State University Long Beach from 1989 through spring of 1992, when he became employed by Pacific Coast.

Kenneth Arevalo has been a director of the Company since April 11, 2003. He has been the Vice President of American California Bank in San Francisco since 1999, Assistant Vice President at Bank of the Orient in San Francisco the previous two years, and was a credit analyst at the Bank of Oakland from 1996 to 1997. Mr. Arevalo received his bachelor of Arts degree in Economics at St. Mary’s College of California. He also attended Pacific Coast Banking School at the University of Washington in Seattle

L. Wade Svicarovich has been a director of the Company since April 11, 2003. He has been the President and CEO of Kimlor Mills since 1993. He previously was Senior Vice President at Springs Industries from 1982 to 1993. Mr. Svicarovich attended Cal State Long Beach and served in the U.S. Army from 1965 to 1969, achieving the rank of Captain.

To the Company’s knowledge, none of the nominees presently serve as directors of public corporations other than Anza Capital, Inc.

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

To the Company’s knowledge, none of the required parties currently are or were during the fiscal year ended April 30, 2003 delinquent in their 16(a) filings.

Board Meetings and Committees

During the fiscal year ended April 30, 2003, the Board of Directors met on numerous occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

On April 11, 2003, an Audit Committee of the Board of Directors was formed. The Audit Committee has not yet had any meetings. In accordance with a written charter adopted by the Company’s Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls. In connection with the audit of our financial statements for the fiscal year ended April 30, 2003, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the independent auditors the matters required to be discussed by SAS 61, (iii) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, (iv) discussed with the independent accountant the independent accountant’s independence, and (v) made appropriate recommendations to the Company’s Board of Directors concerning inclusion of the audited financial statements in the Company’s annual report on Form 10-KSB.

The directors who are members of the Audit Committee are Kenneth Arevalo and L. Wade Svicarovich, both of whom are considered independent directors in accordance with Exchange Act Rule 10A(m)(3). Mr. Arevalo is considered by our Board of Directors to be an audit committee financial expert.

On April 11, 2003, a Compensation Committee of the Board of Directors was formed. The Compensation Committee, which consists of Vincent Rinehart and Scott A. Presta, has not had any meetings, and has not taken any actions.

ITEM 10 — EXECUTIVE COMPENSATION

Executive Officers and Directors

On June 1, 2001, we entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, we are to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of 5 years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart’s Employment Agreement was ratified by the shareholders of the Company at our 2001 Annual Shareholders Meeting.

2000 Stock Compensation Program

We have reserved shares of our common stock for issuance under our 2000 Stock Compensation Program (the "2000 Plan"), as amended. A total of 440,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock are reserved for issuance under the 2000 Plan, all of which have been issued. Our 2000 Plan was adopted by our board of directors in December 1999.

The 2000 Plan is administered by the Board of Directors. The administrator has the power to determine the individuals to whom options, restricted shares or rights to purchase shares shall be granted, the number of shares or securities subject to each option, restricted share, purchase right or other award, the duration, times and exercisability of each award granted, and the price of any share purchase or exercise price of any option.

Options granted under the 2000 Plan are generally not transferable by the optionee except by will or the laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by the optionee. Options generally must be exercised within 30 days following the end of the optionee's status as an employee or consultant unless extended to 90 days in the discretion of the administrator. Options may be exercised for up to 6 months upon death or disability. However, in no event may an option be exercised later than the earlier of the expiration of the term of the option or five years from the date of the 2000 Plan.

The 2000 Plan may be amended, altered, suspended or terminated by the administrator at any time, but no such amendment, alteration, suspension or termination may adversely affect the terms of any option, restricted share, purchase right or other award previously granted without the consent of the affected participant. Unless terminated sooner, the 2000 Plan will terminate automatically in December of 2004.

2003 Omnibus Securities Plan

On February 28, 2003, our Board of Directors approved the Anza Capital, Inc. 2003 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 750,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. As of July 22, 2003, no shares of our common stock, and no options, had been issued under the plan.

Board Compensation

In November 2002, Scott Presta received 42,500 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock for past services as a director and for agreeing to stand for re-election as a director, and Kenneth Arevalo and L. Wade Svicarovich each received 25,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock for agreeing to stand for election as a director. There are currently no agreements with any of the directors, or director nominees for additional compensation, and the Company does not anticipate paying any additional compensation. Directors of the Company are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2003 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation (adjusted to reflect the 1-for-20 reverse stock split effective April 21, 2003), if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Vincent Rinehart	2003	312,583	5,000	14,400	-0-	-0-	-0-	-0-
Pres., CEO, Chairman	2002	290,000	5,000	24,000	-0-	125,000	-0-	-0-

Scott A. Presta	2003	-0-	-0-	-0-	22,950	-0-	-0-	-0-
Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kenneth Arevalo	2003	-0-	-0-	-0-	13,500	-0-	-0-	-0-
Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

L. Wade Svicarovich	2003	-0-	-0-	-0-	13,500	-0-	-0-	-0-
Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Vincent Rinehart	125,000	100%	N/A	N/A
Scott A. Presta	-0-	N/A	N/A	N/A
Kenneth Arevalo	-0-	N/A	N/A	N/A
L. Wade Svicarovich	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Vincent Rinehart	N/A	N/A	N/A	N/A
Scott A. Presta	N/A	N/A	N/A	N/A
Kenneth Arevalo	N/A	N/A	N/A	N/A
L. Wade Svicarovich	N/A	N/A	N/A	N/A

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 22, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Vincent Rinehart (3)	660,275	13.7%
Common Stock	Scott A. Presta	43,275	< 1%
Common Stock	Kenneth Arevalo	25,000	< 1%
Common Stock	L. Wade Svicaravich	25,000	< 1%

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Keyway Investments, Ltd. (6)(8) 19 Mount Havlock Douglas, Isle of Man United Kingdom 1M1 2QG	910,536	18.9%
Common Stock	Cranshire Capital, L.P. (4) c/o Downsview Capital, Inc. 666 Dundee Road, Suite 1901 Northbrook, Illinois 60062	638,065	13.2%
Common Stock	21st Century Beneficial Trust (5) 1061 East Flamingo, Suite 1 Las Vegas, NV 89119	375,000	7.8%
Common Stock	The dotCom Fund, LLC (7) 666 Dundee Road, Suite 1901 Northbrook, Illinois 60062	330,567	6.8%
Common Stock	All officers and directors as a group (4 persons) (3)	753,550	15.6%

(1)  Unless otherwise noted, the address of each beneficial owner is c/o Anza Capital, Inc., 3200 Bristol Street, Suite 700, Costa Mesa, California 92626.

(2)  Based on 4,829,960 shares outstanding.

(3)  Does not include 1,880,000 shares of common stock which may be acquired by Rinehart beginning on February 28, 2004 upon the conversion of 18,800 shares of Series F Convertible Preferred Stock. The shares of Series F Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion.

(4)  Does not include 390,004 shares of common stock which may be acquired by Cranshire beginning on February 28, 2004 upon the conversion of 3,075.5 shares of Series D Convertible Preferred Stock. The shares of Series D Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion.

(5)           Represents shares originally issued to EMB Corporation, who, to the best knowledge of the Company, assigned them to 21st Century Beneficial Trust.

(6)  Does not include 510,854 shares of common stock which may be acquired by Keyway beginning on February 28, 2004 upon the conversion of 4,028.5 shares of Series D Convertible Preferred Stock. The shares of Series D Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion.

(7)  Does not include 139,174 shares of common stock which may be acquired by dotCom beginning on February 28, 2004 upon the conversion of 1,097.5 shares of Series D Convertible Preferred Stock. The shares of Series D Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion.

(8)  Keyway Investments Ltd. has advised us that they beneficially own all of our securities owned of record by EURAM Cap Strat "A" Fund Limited.

PREFERRED STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Series D Preferred (1)	Keyway Investments, Ltd. (8) 19 Mount Havlock Douglas, Isle of Man United Kingdom 1M1 2QG	4,028.5	49.1% (2)
Series D Preferred (1)	Cranshire Capital, L.P. c/o Downsview Capital, Inc. 666 Dundee Road, Suite 1901 Northbrook, Illinois 60062	3,075.5	37.5% (2)
Series D Preferred (1)	The dotCom Fund, LLC 666 Dundee Road, Suite 1901 Northbrook, Illinois 60062	1,097.5	13.4% (2)
Series E Preferred (3)	Barbara Dunster 5319 Appian Way Long Beach, California 90242	152,469	80% (4)
Series E Preferred (3)	Staron Family Trust 12139 Julius Avenue Downey, California 90242	38,118	20% (4)
Series F Preferred (5)	Vincent Rinehart c/o Anza Capital, Inc. 3200 Bristol Street, Suite 700 Costa Mesa, California 92626	18,800	100% (6)
	All officers and directors as a group (4 persons)	18,800 (7)	100% (7)

(1)  Each share of Series D Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference equal to $126.81 per share, (ii) is entitled to receive a quarterly non-cumulative dividend equal to 7% per annum, which may be paid in cash or in common stock at the discretion of the Company based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 126.81 shares of Company common stock at the option of the holder, and (iv) is entitled to 126.81 votes on all matters submitted to the shareholders for approval.

(2)  Based on 8,201.5 shares of Series D Convertible Preferred Stock outstanding.

(3)  Each share of Series E Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock) equal to $1.00 per share, (ii) is entitled to a monthly, non-cumulative dividend equal to 12% per annum, payable in cash, and (iii) may be converted, only upon the mutual written consent of the holder and the Company, into common stock at the average of the closing bid price for the last ten days prior to the conversion date. The Series E Convertible Preferred Stock does not have any voting rights.

(4)  Based on 190,586 shares of Series E Convertible Preferred Stock outstanding.

(5)  Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of 1.75 shares of Company common stock, which may be paid in cash at the Company’s discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

(6)  Based on 18,800 shares of Series F Convertible Preferred Stock outstanding.

(7)  Represents Series F Convertible Preferred Stock only.

(8)  Keyway Investments Ltd. has advised us that they beneficially own all of our securities owned of record by EURAM Cap Strat "A" Fund Limited.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

On April 12, 2000, we closed the acquisition of AMRES and Bravo Real Estate. Pursuant to the Amended and Restated Purchase Agreement, we issued 375,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock to EMB, representing nearly 40% of our then issued and outstanding common stock, paid $1,595,000 cash, and issued a promissory note in the initial amount of $2,405,000, and AMRES and Bravo Real Estate became our wholly owned subsidiaries. As of April 30, 2001, the remaining principal balance of the promissory note was $1,055,000, and the note was cancelled in its entirety effective June 27, 2001, (see discussion of Global Settlement below). AMRES was the acquirer for financial reporting purposes. Since Bravo Real Estate had no operations or net assets, our management determined that a nominal value of $1,000 be attributed to its name. The fair value attributable to the 375,000 (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock on April 12, 2000 was $3,838,000 based on the fair value of assets acquired. Because the purchase was accounted for as a reverse acquisition, the $4.0 million in cash and notes issued to EMB were treated as a deemed distribution with a charge to our accumulated deficit. On April 12, 2000, James E. Shipley, the former CEO of EMB, was elected our Chairman of the Board of Directors and Vincent Rinehart was elected our President, Chief Executive Officer, and a director. Bravo Real Estate has not sold any franchises and is attempting to become an operating subsidiary.

Mr. Shipley was the CEO, President, and a less than 5% owner of EMB at the time of our acquisition of AMRES and Bravo from EMB. Mr. Shipley resigned as Chairman of EMB and became our Chairman in April 2000 (replacing Mr. Roth as our Chairman), and then resigned as our chairman and one of our officers on December 31, 2000, when Mr. Rinehart became our Chairman.

Mr. Rinehart was never an officer or director of EMB, but was the owner of 100,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of EMB common stock, making him less than a 10% owner of EMB at the time of the sales in April 2000, and continues as one of our officers and directors, as well as an officer of all of our wholly-owned subsidiaries.

On April 12, 2000, in accordance the provisions of the Certificate of Designations, Preferences and Rights of Class B Convertible Preferred Stock, AMRES Holding/Rinehart demanded that its B Preferred be repurchased by us for an aggregate of one million dollars. On April 20, 2000, we agreed with AMRES Holding/Rinehart and Mr. Presta to amend the Titus Purchase Agreement to provide for the return of 100,000 shares of our Class B preferred stock issued to AMRES Holding and Mr. Presta upon the issuance of 50,000 shares (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003) of our common stock to them.

On May 24, 2000, Michael Roth and Jean Oliver, the sole remaining officers and directors of prior management, resigned their remaining positions with us. On that date, Mr. Presta, an executive officer and director of Titus Real Estate, was elected as our Secretary and as one of our directors.
On April 13, 2000, Mr. Shipley loaned the Company $300,000 due April 12, 2001, together with interest at 10% per annum. This loan was satisfied by the issuance of 7,500 shares (adjusted for the 1-for-20 reverse stock split effective April 21, 2003) of the Company's common stock to Mr. Shipley on or about April 25, 2001. Based on a press release by EMB, effective July 25, 2001, James E. Shipley again became the Chief Executive Officer of EMB.

On July 1, 2001, the Company entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, the Company is to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of 5 years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart’s Employment Agreement was ratified by the shareholders of the Company at the 2001 Annual Shareholders Meeting.

In November 2002, Scott Presta received 42,500 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock for past services as a director and for agreeing to stand for re-election as a director, and Kenneth Arevalo and L. Wade Svicarovich each received 25,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock for agreeing to stand for election as a director.

On February 28, 2003, the Company entered into a Debt Exchange Agreement with Vincent Rinehart, Chairman, CEO, Secretary, and Chief Financial Officer. Under the terms of the agreement, Rinehart (i) cancelled options to acquire 2,500,000 shares of common stock previously acquired as part of his Employment Agreement, and (ii) converted an aggregate of $433,489.06 in principal and interest under a promissory into (y) 6,000,000 shares of common stock and (z) 18,800 shares of newly created Series F Convertible Preferred Stock.

ITEM 13 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Item No.	Description

2.3 (3)	Mutual Release Agreement dated March 12, 2003 between the Company, Homelife, Inc., and related parties.

3.10 (2)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 14, 2003.

3.12 (2)	Second Restated Bylaws of Anza Capital, Inc.

4.4 (2)	Anza Capital, Inc. 2003 Omnibus Securities Plan

4.5 (2)	Form of Incentive Stock Option Agreement relating to options granted under the Plan

4.6 (2)	Form of Non Statutory Stock Option Agreement relating to options granted under the Plan

4.7 (2)	Form of Common Stock Purchase Agreement relating to restricted stock granted under the Plan

4.8 (2)	Stock Exchange Agreement dated February 28, 2003 with Keyway Investments, Ltd.

4.9 (2)	Warrant Agreement No. 1 with Keyway Investments, Ltd.

4.10 (2)	Warrant Agreement No. 2 with Keyway Investments, Ltd.

4.11 (2)	Warrant Agreement No. 3 with Keyway Investments, Ltd.

4.12 (2)	Stock Exchange Agreement dated February 28, 2003 with Cranshire Capital, L.P.

4.13 (2)	Warrant Agreement No. 1 with Cranshire Capital, L.P.

4.14 (2)	Warrant Agreement No. 2 with Cranshire Capital, L.P.

4.15 (2)	Warrant Agreement No. 3 with Cranshire Capital, L.P.

4.16 (2)	Stock Exchange Agreement dated February 28, 2003 with EURAM Cap Strat. "A" Fund Limited

4.17 (2)	Warrant Agreement No. 1 with EURAM Cap Strat. "A" Fund Limited

4.18 (2)	Warrant Agreement No. 2 with EURAM Cap Strat. "A" Fund Limited

Item No.	Description
4.19 (2)	Warrant Agreement No. 3 with EURAM Cap Strat. "A" Fund Limited

4.20 (2)	Stock Exchange Agreement dated February 28, 2003 with the dotCom Fund, LLC

4.21 (2)	Warrant Agreement No. 1 with the dotCom Fund, LLC

4.22 (2)	Warrant Agreement No. 2 with the dotCom Fund, LLC

4.23 (2)	Warrant Agreement No. 3 with the dotCom Fund, LLC

4.24 (2)	Stock Exchange Agreement dated February 28, 2003 with Barbara Dunster

4.25 (2)	Stock Exchange Agreement dated February 28, 2003 with the Staron Family Trust

4.26 (2)	Debt Exchange Agreement dated February 28, 2003 with Vincent Rinehart

4.27 (2)	Certificate of Designation for Series D Convertible Preferred Stock

4.28 (2)	Certificate of Designation for Series E Convertible Preferred Stock

4.29 (2)	Certificate of Designation for Series F Convertible Preferred Stock

10.1 (1)	Settlement Agreement dated June 26, 2001 by and between EMB Corporation, e-Net Financial.com Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe.

10.2 (1)	Limited Irrevocable Proxy dated June 27, 2001.

10.3 (1)	Promissory Note dated June 27, 2001 executed by e-Net in favor of AMRES Holding LLC.

10.4 (1)	Promissory Note dated June 27, 2001 executed by EMB Corporation in favor of Williams de Broe.

10.5 (1)	Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation (later terminated).

10.6 (1)	Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation.

Item No.	Description

10.7 (1)	Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net in favor of EMB Corporation.

10.8 (1)	Registration Rights Agreement dated June 27, 2001 executed by e-Net in favor of Williams de Broe.

10.9 (1)	Investment Agreement dated June 27, 2001 by and between e-Net and Laguna Pacific Partners, LLP.

10.10 (1)	Secured Promissory Note dated June 27, 2001 executed by e-Net in favor of Laguna Pacific Partners, LLP.

10.11 (1)	Warrant Agreement dated June 27, 2001 by and between e-Net and Laguna Pacific Partners, LLP.

10.12 (1)	Form of Warrant.

10.13 (1)	Operating Agreement dated June 27, 2001 by and between e-Net and Anza Properties, Inc.

10.14 (1)	ENET Bond Term Sheet by and between e-Net and Laguna Pacific Partners, LLP.

10.15 (1)	Employment Agreement dated June 27, 2001 by and between Anza Properties, Inc. and Thomas Ehrlich.

10.16 (1)	Stock Option Agreement dated June 27, 2001 by and between e-Net and Thomas Ehrlich.

10.17 (1)	Consulting Agreement dated June 27, 2001 by and between Anza Properties, Inc. and Lawrence W. Horwitz.

10.18 (1)	Stock Option Agreement dated June 27, 2001 by and between e-Net and Lawrence W. Horwitz.

10.19 (1)	Employment Agreement dated effective July 1, 2001 by and between e-Net and Vincent Rinehart.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)            Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001, as filed with the Commission on August 16, 2001.

(2)  Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003

(3)  Incorporated by reference to our Current Report on Form 8-K dated April 2, 2003, filed with the Commission on April 4, 2003.

(b)    Reports on Form 8-K

On March 4, 2003, we filed a Current Report on Form 8-K enclosing a press release regarding our intention to rescind the Reorganization Agreement with Homelife, Inc.

On March 26, 2003, we filed a Current Report on Form 8-K enclosing the Certification Pursuant to 18 U.S.C. Section 1350 of our Chief Executive Officer and Chief Financial Officer.

On April 4, 2003, we filed a Current Report on Form 8-K regarding the execution of a Mutual Release Agreement which terminated the Reorganization Agreement with Homelife, Inc.

On April 22, 2003, we filed a Current Report on Form 8-K regarding the results of our annual meeting of shareholders held on April 11, 2003.

ITEM 14 — CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 16 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended April 30, 2003 and 2002, McKennon Wilson & Morgan LLP billed the Company $48,000 and $69,000, respectively, in fees for professional services for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB.

Audit – Related Fees

During the fiscal years ended April 30, 2003 and 2002, McKennon Wilson & Morgan LLP billed the Company $12,866 and $4,000, respectively, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

During the fiscal years ended April 30, 2003 and 2002, McKennon Wilson & Morgan LLP billed the Company $6,500, each, for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended April 30, 2003 and 2002, McKennon Wilson & Morgan LLP did not bill the Company for any other fees.

Of the fees described above, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 13, 2003	Anza Capital, Inc.

_ /s/ Vincent Rinehart_____________________________
By: Vincent Rinehart
Its: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 13, 2003	__/s/ Vincent Rinehart________________________________
By: Vincent Rinehart
Its: President, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, and Director

Dated:	August 13, 2003	__ /s/ Scott A. Presta_________________________________
By: Scott A. Presta
Its: Director

Dated:	August 13, 2003	___/s/ Kenneth Arevalo_______________________________
By: Kenneth Arevalo
Its: Director

Dated:	August 13, 2003	___/s/ L. Wade Svicarovich____________________________
By: L. Wade Svicarovich
Its: Director

REPORT OF INDEPENDENT AUDITORS

Board of Directors Anza Capital, Inc.

We have audited the accompanying consolidated balance sheet of Anza Capital, Inc. and subsidiaries (collectively, "ANZA") as of April 30, 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended April 30, 2003. These consolidated financial statements are the responsibility of ANZA‘s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anza Capital, Inc. and subsidiaries as of April 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ McKennon, Wilson & Morgan LLP

Irvine, California
August 7, 2003

F - 1

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

April 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,755,659
Commissions receivable	2,512,741
Loans held for sale, net (Notes 4 and 7)	7,601,623
Advances to employees	6,516
Prepaid and other current assets	70,232

Total current assets	12,946,771
Property and equipment, net of accumulated
depreciation of $209,969 (Note 5)	253,723
Goodwill, net of accumulated amortization
and impairments of $1,535,049 (Note 6)	195,247
Other assets	22,879

$13,418,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$677,951
Commissions payable	2,687,511
Warehouse line of credit (Note 7)	7,514,209
Accrued liabilities (Note 8)	532,337
Other liabilities	75,601

Total current liabilities	11,487,609

Commitments and Contingencies (Note 11)
Stockholders’ equity (Notes 12 and 17):
Preferred stock, 2,500,000 shares authorized:
Class D convertible preferred stock, no par value;
liquidation value of $126.81 per share; 15,000
shares authorized; 8,201.5 shares outstanding	1,040,222
Class E convertible preferred stock, no par value;
liquidation value of $1.00 per share;
250,000 shares authorized, 217,278 issued and outstanding	217,278
Class F convertible preferred stock, no par value;
liquidation value of $16.675 per share; 25,000
shares authorized, 18,800 issued and outstanding	313,490
Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,829,960 issued and outstanding	96,597
Additional paid-in capital	13,547,347
Accumulated deficit	(13,283,923)

Total stockholders’ equity	1,931,011

$13,418,620

See accompanying notes to these consolidated financial statements

F - 2

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 30, 2002	April 30, 2003

Revenues:
Broker commissions	$25,893,805	$56,918,172
Sales of loans	61,247	336,784
Notary and other	667,003	1,808,544

	26,622,055	59,063,500

Cost of revenues: Broker commissions	16,254,437	38,734,044
Notary and other	436,807	1,162,578

	16,691,244	39,896,622

Gross profit	9,930,811	19,166,878

General and administrative	4,249,240	8,031,604
Salaries and wages	3,066,428	7,217,621
Selling and marketing	2,764,686	2,463,343
Provision for losses on brokered loans	--	300,000
Goodwill impairment	--	150,000
Non-recurring settlement expenses, net of gains	156,614	(78,543)

Total costs and expenses	10,236,968	18,084,025

Operating income (loss)	(306,157)	1,082,853

Interest expense	(179,428)	(146,572)
Other income (expense), net	42,872	(33,889)

Net income (loss)	$(442,713)	$902,392

Earnings (loss) per common share:

Basic:
Weighted average number of common shares	1,813,675	2,777,656

Net income (loss) per common share	$(0.24)	$0.32

Diluted:
Weighted average number of common shares	1,813,675	6,132,434

Net income (loss) per common share	$(0.24)	$0.15

See accompanying notes to these consolidated financial statements

F - 3

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2002 AND 2003

	A Preferred		C Preferred

	Shares	Amount	Shares	Amount

Balances, April 30, 2001	-	$-	20,000	$2,000,000

Shares issued for contract buyout

Shares issued as payment on loan payable

Shares issued to consultants

Shares issued as part of Global Settlement

Value of beneficial conversion feature on AMRES Holding Note

Issuance of A Preferred	500,000	250,000

Repurchase of A preferred and distribution of dividends	(13,180)	(6,590)

Amortization of deferred stock compensation

Conversion of C Preferred			(2,541)	(254,100)

Shares issued in settlement with consultant

Value of options granted to an employee

Value of warrants granted in connection with debt

Net Loss

Balances, April 30, 2002	486,820	243,410	17,459	1,745,900

Shares issued to employees and directors

Shares issued to consultants

Amortization of deferred compensation

Conversion of C Preferred			(1,056)	(105,600)

Repurchase of A preferred	(52,266)	(26,132)

Exchange of A Preferred for E Preferred	(434,554)	(217,278)

Exchange of C Preferred for D Preferred			(16,403)	(1,640,300)

Value of warrants ascribed

Exchange of Amres Holding Note

Issuance of Laguna settlement shares

Cancellation of Laguna warrants

Net income

Balances, April 30, 2003	0	0	0	0

F - 4

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2002 AND 2003 (CONTINUED)

	D Preferred		E Preferred		F Preferred

	Shares	Amount	Shares	Amount	Shares	Amount

Balances, April 30, 2001	-	$-	-	$-	-	$-

Shares issued for contract buyout

Shares issued as payment on loan payable

Shares issued to consultants

Shares issued as part of Global Settlement

Value of beneficial conversion feature on AMRES Holding Note

Issuance of A Preferred

Repurchase of A preferred and distribution of dividends

Amortization of deferred stock compensation

Conversion of C Preferred

Shares issued in settlement with consultant

Value of options granted to an employee

Value of warrants granted in connection with debt

Net Loss

Balances, April 30, 2002	-	-	-	-	-	-

Shares issued to employees and directors

Shares issued to consultants

Amortization of deferred compensation

Conversion of C Preferred

Repurchase of A preferred

Exchange of A Preferred for E Preferred			217,278	217,278

Exchange of C Preferred for D Preferred	8,203	1,040,222

Value of warrants ascribed

Exchange of Amres Holding Note					18,800	313,490

Issuance of Laguna settlement shares

Cancellation of Laguna warrants

Net income

Balances, April 30, 2003	8,203	$1,040,222	$217,278	217,278	18,800	$313,490

F - 5

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2002 AND 2003 (CONTINUED)

	Common Stock			Deferred	Accumulated

			Additional Paid-In
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, April 30, 2001	1,181,744	$23,635	$10,119,184	$(26,133)	$(13,301,068)	$(1,184,382)

Shares issued for contract buyout	20,000	400	57,200			57,600

Shares issued as payment on loan payable	16,250	325	56,713			57,038

Shares issued to consultants	275,000	5,500	640,050	(20,833)		624,717

Shares issued as part of Global Settlement	225,000	4,500	684,000			688,500

Value of beneficial conversion feature on AMRES Holding Note			60,681			60,681

Issuance of A Preferred					(36,126)	213,874

Repurchase of A preferred and distribution of dividends					(6,410)	(13,000)

Amortization of deferred stock compensation				26,133		26,133

Conversion of C Preferred	283,976	5,680	272,248		(23,828)	-

Shares issued in settlement with consultant	65,000	1,300	219,700			221,000

Value of options granted to an employee			40,500	(37,125)		3,375

Value of warrants granted in connection with debt			132,345			132,345

Net Loss					(442,713)	(442,713)

Balances, April 30, 2002	2,066,970	41,340	12,282,621	(57,958)	(13,810,145)	445,168

Shares issued to employees and directors	199,000	3,980	80,350			84,330

Shares issued to consultants	152,500	3,050	82,350			85,400

Amortization of deferred compensation				57,958		57,958

Conversion of C Preferred	286,426	5,728	117,222		(17,050)	300

Repurchase of A preferred					(21,995)	(48,127)

Exchange of A Preferred for E Preferred						0

Exchange of C Preferred for D Preferred	1,675,000	33,499	871,001		(337,125)	(32,703)

Value of warrants ascribed			39,346			39,346

Exchange of Amres Holding Note	300,000	6,000	156,000			475,490

Issuance of Laguna settlement shares	150,000	3,000	51,000			54,000

Cancellation of Laguna warrants			(132,543)			(132,543)

Net income					902,392	902,392

Balances, April 30, 2003	4,829,896	$96,597	$13,547,347	$--	$(13,283,923)	$1,931,011

F - 6

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	April 30, 2002	April 30, 2003

Cash flows from operating activities:
Net income (loss)	$(442,713)	$902,392
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	33,408	48,054
Gain (loss) on settlements	--	(78,543)
Goodwill impairment of Titus	--	150,000
Stock compensation to consultants and employees	628,092	169,730
Amortization of discounts on notes payable	165,203	30,726
Amortization of deferred stock and other compensation	26,133	57,958
Non-recurring expenses from issuance of common stock	156,614	--
Common stock issued for contract buy-out	57,600	--
Provision for losses on brokered loans	--	300,000
Changes in operating assets and liabilities:
Increase in commissions receivable	(864,335)	(1,184,282)
Increase in loans held for sale	(712,350)	(6,531,923)
Decrease (increase) in prepaids and other current assets	40,932	(26,560)
(Increase) decrease in advances to employees	(21,683)	80,417
(Decrease) increase in accounts payable and accrued liabilities	(288,982)	453,190
Increase in commission payable	949,127	1,478,072
Increase in accrued liabilities	--	80,000
Increase in accrued interest expense	69,671	58,552
Increase in other liabilities	18,300	49,367

Net cash used in operating activities	(184,983)	(3,962,850)

Cash flows from investing activities:
Decrease (increase) in other assets	11,307	(22,879)
Purchase of property and equipment	(40,331)	(187,668)

Net cash used in investing activities	(29,024)	(210,547)

Cash flows from financing activities:
Payments on notes payable to related parties	(153,978)	--
Proceeds from issuance of debt	225,000	--
Payments on notes payable and bridge loan	(107,748)	(200,000)
Advances from warehouse line of credit	704,034	6,469,333
Payments on capital leases	(39,210)	--
Proceeds from private placement of A Preferred	213,874	--
Repurchase of A Preferred	(6,590)	(26,133)
Dividends on A Preferred	(6,410)	(21,995)

Net cash provided by financing activities	828,972	6,221,205

Net increase (decrease) in cash	614,965	2,047,808
Cash at beginning of year	92,886	707,851

Cash at end of year	$707,851	$2,755,659

Supplemental cash flow information:

Cash paid for interest	$44,597	$58,111

Cash paid for income taxes was not significant in either period.

Continued

F - 7

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED

	Year Ended	Year Ended
	April 30, 2002	April 30, 2003

Supplemental disclosure of non-cash financing and investing activities:

Acquisition of property and equipment through capital leases	$17,200	$--

Settlement of debt with issuance of common stock	63.440	54.000

Warrants issued for Bridge Financing	132,345	--

Debt reduction through the issuance of common stock	627,006	--

Conversion of C preferred to common stock	254,100	122,950

Exchange of A Preferred to E Preferred	--	217,277

Exchange of C Preferred to D Preferred, common stock and accrued dividends	--	736,596

Exchange of AMRES Holding LLC note payable and interest to F Preferred and common stock	--	511,491

See accompanying notes to these consolidated financial statements

F - 8

ANZA CAPITAL, INC.
AND SUBSIDIARIES
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

Effective in April 2003, (a) our preferred stockholders exchanged their Series A and Series C preferred stock for newly created Series E and Series D preferred stock, respectively, (b) our President exchanged cancelled options and converted debt into common stock and newly created Series F preferred stock, and (c) our common stock underwent a one-for-twenty reverse stock split, resulting in a decrease in our outstanding common stock from 99,350,000 shares to 4,967,500 shares. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split.

NOTE 2 RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.

	Twelve Months Ended April 30, 2002
	As Originally Filed	As Reclassified	Difference
REVENUE
Broker commissions Sales of loans	$25,955,052 -	$25,893,805 61,247	$(61,247) 61,247
COSTS AND EXPENSES
General and administrative expenses	7,886,155	4,249,240	(3,636,915)
Salaries and wages	2,194,199	3,066,428	872,229
Selling and marketing	-	2,764,686	2,764,686

The amounts were reclassified to appropriately disclose costs and expenses directly related to revenue generating activities. Further, selling and marketing, as well as salaries and wages have been broken out of general and administrative expenses as these costs have become individually significant. In addition, all expenses relating to compensation, such as payroll taxes, have been reclassified into salaries and wages. These reclassifications have no effect on previously reported net income (loss).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ANZA and its wholly owned subsidiaries, collectively, the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

F - 9

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") in September of 2000. SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125 ("SFAS 125"), revising the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, SFAS 140 carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, however, the disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS 140 did not have a material impact on the results of operations or the financial position of ANZA, since its transfers of financial assets are considered complete at the time of transfer.

The reserve for losses on loans held for sale accounts are based on estimates of losses relating to loans failing to meet investor criteria or potential investor default at the time of funding. Anza is required to fund any losses as a result of deficient underwriting procedures. Estimates are developed by evaluating specific loans and the value of the underlying residential real estate. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses. Though Anza considers these balances adequate and proper, changes in economic conditions in specific markets in which Anza operates could have a material effect on reserve balances required. During 2003, we determined no reserve for loan losses was required since all loans held for sale were sold shortly after year-end without any losses being incurred by the purchaser.

Cash and Cash Equivalents

ANZA considers all liquid investments with an original  maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

F - 10

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses as of April 30, 2003. Prior to June 2001, Goodwill was being amortized on a straight-line basis over the expected periods to be benefited. Management estimated the periods to be benefited at seven to ten years. In June of 2001, management elected early adoption of FASB No. 142, Goodwill and Other Intangible Assets, and as such did not record any goodwill amortization during the twelve months ended April 30, 2002. See Note 6 for impairment of goodwill.

SFAS 142 requires, among other things, that companies no longer amortize goodwill and intangible assets which have indefinite lives, but instead test these intangible assets for impairment at least annually (or more frequently if impairment indicators arise). In addition, SFAS 142 requires that management identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Management assesses whether the estimated fair value exceeds the carrying amount of its goodwill. Management has inquired as to the sale value of Titus, in its current state, and believes that an impairment of the carrying value of Titus is necessary to reduce the estimated proceeds to be received to $20,000. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 to operations during the twelve months ended April 30, 2003.

Advertising Costs

Advertising costs are expensed when the advertising or promotion is published or presented to consumers.

Impairment of Long-Lived Assets

ANZA follows the provisions of SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Long-lived assets, excluding goodwill, of ANZA are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. Management evaluates quarterly the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. The amount of impairment, if any, is measured based on fair value or discounted cash flows, and is charged to operations in the period in which such impairment is determined by management.

Gains or Losses from the Extinguishment of Debt

ANZA follows the provisions of SFAS 145. SFAS 145 impacts ANZA only with respect to the rescission of SFAS 4, relating to how gains and losses from the extinguishment of debt are classified. ANZA reports all gains and losses on settlements of debt as components of operating income and losses. During the year ended April 30, 2003, ANZA had a gain on settlement of debt in the amount of $78,543. For the twelve months ended April 30, 2002, ANZA incurred a net loss on settlement of debts in the amount of $156,614.

F - 11

Income Taxes

ANZA accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that ANZA will not realize tax assets through future operations.

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

The following methods and assumptions were used by ANZA in estimating fair values of financial instruments as disclosed herein:

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

Short-Term Borrowings.

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest.

The carrying amounts of accrued interest approximate their fair values.

F - 12

Off-Balance-Sheet Instruments.

The Corporation generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. ANZA continues to account for stock-based compensation under APB No. 25. Stock-based compensation for non-employees is accounted for using the fair value approach consistent with SFAS No. 123.

Earnings Per Common Share

ANZA presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of April 30, 2003, dilutive shares related to the Series D Preferred amounted to 1,040,222, while dilutive shares relating to the Series F and Series E preferred amounted to 1,880,000 and 434,556, respectively.

Reporting Comprehensive Income

ANZA reports the components of comprehensive income using the income statement approach. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders’ equity and bypass net income (loss). The provisions of this statement had no impact on the accompanying consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

Management discloses financial and descriptive information about an enterprise’s operating segments in annual and interim financial reports issued to stockholders. An operating segment is a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. See Note 15 for these disclosures.

Significant Customer Concentration

For the year ended April 30, 2003, three investors accounted for one hundred percent of the purchasers of loans held for sale and accounted for one hundred percent of the revenues from the mortgage banking business. During the fiscal year 2003, the Company's warehouse line of credit amount was $10,000,000.  Subsequent to the year end the Company exceeded its line of credit based on the verbal agreement with the lender for a temporary increase.  At no time did the Company's line of credit exceed the amount verbally agreed upon with the lender.

Recently Issued Accounting Statements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. ANZA is currently assessing the impact of SFAS No. 150.

F - 13

In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The Company is currently evaluating what effect, if any, the adoption of SFAS 149 will have on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in July 2003 to variable interest entities in which ANZA may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that ANZA immediately disclose certain information if it is reasonably possible that ANZA will be required to consolidate or disclose variable interest entities when FIN 46 becomes effective. ANZA is currently assessing the impact of the adoption of FIN 46 as it relates to ANZA.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to the Company for years presented since minimal activity occurred in 2002 and no grants were made to employees 2003.

In November 2002, Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") was issued. EITF 00-21 requires consideration received in connection with arrangements involving multiple revenue generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect of EITF 00-21 on the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, ANZA must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. ANZA will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of April 30, 2003, ANZA had certain guarantees relating to its mortgage banking operations. Such guarantees, and ANZA’s potential liability for those guarantees were satisfied soon after year end. ANZA did not incur any costs or expense in satisfying these guarantees.

F - 14

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. ANZA will adopt the provisions of SFAS No. 146, for any restructuring activities initiated after December 31, 2002. At present, the Company does not intend to restructure operations, thus this standard is currently not applicable.

NOTE 4 - LOANS HELD FOR SALE

Loans held for sale as of April 30, 2003, consist of 35 conventional uninsured mortgages originated by the Company, with various interest rates. These loans were sold to investors subsequent to April 30, 2003. Details of the loans are as follows:

Loan Range	Number of Loans	Total Loan Amount	Average Interest Rate

$20,000 to $100,000	9	$ 533,712	9.33%
$100,001 to $200,000	11	1,677,968	5.89%
$200,001 to $300,000	5	1,181,350	5.63%
$300,001 to $400,000	4	1,356,800	5.63%
Over $400,000	6	2,851,793	5.81%

Total	35	$ 7,601,623

These loans were funded and collateralized by using the warehouse credit line (Note 7). No losses were realized on these loans sold. Most of the loans were sold during the month of May 2003; however, the last loan sold was on July 27, 2003

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of April 30, 2003:

Equipment	$283,328
Furniture and fixtures	180,364

463,692
Less: accumulated depreciation	(209,969)

$253,723

During the years ended April 30, 2003 and 2002, depreciation expense totaled $48,054 and $33,408, respectively.

NOTE 6 - GOODWILL

For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $195,247 ($20,000 related to Titus and $175,247 related to Expidoc) at April 30, 2003. Goodwill, during the periods presented, was not amortized in accordance with SFAS 142. During the twelve months ended April 30, 2003, management assessed the carrying value of Titus, after a liquidation of assets held by the Titus REIT. Titus has no remaining assets or obligations as of April 30, 2003. Certain acquisition related liabilities were not paid in the amount of $80,000, which were reversed with a corresponding reduction of goodwill. Accordingly, management has recorded an impairment of goodwill in the amount of $150,000 to operations during the twelve months ended April 30, 2003. Management believes the enterprise value of Expidoc exceeds the carrying value of goodwill as of April 30, 2003.

F - 15

NOTE 7 - WAREHOUSE LINE OF CREDIT

The Company maintains a $10,000,000 warehousing line of credit which expires on March 31, 2004. The agreement is personally guaranteed by ANZA's chief executive officer. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate is adjustable, based upon a published prime rate (4.25% at April 30, 2003), plus an additional 1% to 3% and is payable monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The average interest rate charged during the year ended April 30, 2003, was 6.75% per annum; the range of interest rates was 5.25% per annum at April 30, 2003 from 8.75% per annum at April 30, 2002. The line of credit is collateralized by the loans held for sale as referenced in Note 4. Subsequent to year-end, the Company has exceeded its line of credit based on a verbal agreement with the lender for a temporary increase. Following the release of this report, the Company will request that the temporary increase become permanent based on the Company’s financial position. At no time has the Company’s line of credit exceeded the amount verbally agreed upon with the lender. There are no known events of default with respect to the credit facility.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of April 30, 2003:

Accrued salary and benefits	$ 143,645
Accrued losses for brokered loans	300,000
Accrued professional fees	71,210
Accrued interest	17,482

$ 532,337

NOTE 9 - NOTES PAYABLE

On June 27, 2001, ANZA obtained a short-term bridge loan from Laguna Pacific Capital Partners in the amount of $225,000, with a stated rate of interest at 7% per annum. Anza also executed a warrant agreement, which entitled Laguna Pacific to acquire up to $225,000 worth of Anza common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The relative value of the warrant amounted to $132,543, and such amount was reflected as a discount to the note. Management of Anza sought relief, since the general partners of Laguna Pacific did not perform under certain terms of the agreement. On or about June 27, 2002, Anza entered into a settlement agreement and general mutual release with Laguna Pacific (the "Laguna Settlement"). As consideration under the Laguna Settlement, Anza repaid the $225,000 note, plus $9,000 in accrued interest, and the note was cancelled.

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of ANZA’s common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement which was calculated at of $0.40 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the year ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543.

F - 16

NOTE 10 - NOTE PAYABLE TO RELATED PARTY

On February 28, 2003, As part of the recapitalization, the convertible note plus accrued interest due AMRES Holding, Inc.,which is owned by Mr. Vincent Rinehart, ANZA’s CEO, was liquidated in exchange for 300,000 shares of ANZA’s common stock, plus 18,800 shares of Series F convertible preferred. The effective date of the exchange for preferred stock was April 21, 2003.  As such, as of April 30, 2003, there is no principal or interest outstanding relating to this note. Please see further discussion of the recapitalization in Note 12.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Capital Leases

As of April 30, 2001, ANZA was in default on certain capital lease obligations totaling approximately $91,985. During fiscal 2002, ANZA settled these obligations for cash payments totaling $35,800. The remaining balance was recognized as gain on settlement of debt in the amount of $56,185. (See Note 13)

As of April 30, 2003, ANZA had no significant capital leases outstanding.

Operating Leases

ANZA leases its corporate office located in Costa Mesa, California, under a non-cancelable operating lease arrangement, which expires in June of 2008. In addition, ANZA leases certain of its branch offices under non-cancelable operating leases that expire through 2006. Also, business operations are conducted from numerous facilities, which are leased under month-to-month arrangements. Rent expense for the years ended April 30, 2003 and 2002, was $1,611,161 and $1,265,302, respectively, under the various leasing arrangements.

Minimum future annual rental payments under the lease agreements with a term in excess of one year at April 30, 2003, are as follows:

Years Ending April 30

2004	$ 429,258
2005	398,015
2006	384,305
2007	393,042
2008	393,042
2009	65,507

$ 2,063,169

Oaktree Litigation

In March 2003, AMRES was served with a lawsuit brought by Oaktree Funding Corporation ("Oaktree") against nineteen defendants, including AMRES, the appraiser, escrow company, notary public, and borrowers involved in six (6) different loan transactions brokered by AMRES and funded by Oaktree. The Complaint alleges, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requests damages in excess of $1,500,000, plus attorneys’ fees, interest, penalties, and punitive damages.

F - 17

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The Company has not yet filed an Answer to the Complaint, but has filed a demurrer to the complaint in an effort to have the court dismiss AMRES, or in the alternative to dismiss certain causes of action against AMRES. However, it is the belief of the Company and of legal counsel that the maximum exposure attributable to this lawsuit is $140,000. The Company has recorded a provision for this amount in the financial statements as of April 30, 2003.

Other Actions

AMRES is named in two actions in which plaintiffs have alleged certain improprieties against certain branch managers. Management is vigorously defending these actions. It is the belief of AMRES management and of legal counsel that the maximum exposure attributable to these lawsuits is $105,000. The Company has recorded a provision for this amount in the financial statements as of April 30, 2003.

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company’s existing and future litigation may adversely affect the Company’s financial position, results of operations and cash flows. All legal costs are expensed as incurred.

Indemnifications

On December 9, 2002, the Company received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. AMRES executed and provided an indemnification agreement to HUD, as requested. On February 13, 2003, HUD notified AMRES that (i) without the loans originated by this particular loan officer, AMRES' default and claim rate would be an acceptable level to HUD, and (ii) as a result of the termination of that loan officer, and the indemnification agreement, the matter was closed. The Company carries errors and omissions insurance coverage, which may offset any potential losses, which may be incurred by the Company with respect to these loans. The Company’s insurance carrier has granted representation by counsel to AMRES. The Company has accrued $55,000 of expense in the accompanying financial statements to account for the potential deductible the Company could incur if all of these loans result in losses.

Employment agreements

On June 1, 2001, ANZA entered into an employment agreement with Vincent Rinehart, its chief executive officer. Under the terms of the agreement, ANZA is to pay a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. In addition, ANZA granted options to acquire 2,500,000 shares of ANZA common stock at $0.08 per share, which shall vest monthly over a three-year period. The options were cancelled as part of the restructuring transactions discussed in Note 17.

On April 1, 2002, AMRES entered into an employment agreement with its president for the term of three years. Under the terms of the agreement, AMRES was to pay a salary equal to $168,000 per year, subject to a monthly increase or decrease based on the number of loans closed during the quarter, plus an automobile allowance of $800 per month and other benefits, including life insurance. During the year ended, April 30, 2003, this employee terminated his employment with AMRES. This employee received payment for all benefits due him through the date of his termination. The Company has no further obligation to this employee.

The Company entered into an executive employment agreement with its Chief Financial Officer which expires on April 30, 2005. This agreement provides for annual compensation of $120,000, monthly car allowances of $750, and other benefits, as well as incentive bonuses upon meeting certain criteria.

F - 18

The Company is also a party to other cancelable employment agreements.

Future annual minimum payments for employment compensation packages as of April 30, 2003, are as follows:

Year End April 30,

2004	$ 487,242
2005	521,626
2006	282,818

$ 1,291,686

Guarantee of Debt

On July 6, 2000, ANZA guaranteed to a third party the debt of EMB totaling $657,349. The guarantee was provided due to the EMB sale of AMRES to ensure repayment of the note since EMB had limited assets. On June 26, 2001, this guarantee was satisfied with the issuance of 150,000 shares of ANZA’s restricted common stock as part of a global settlement (see Note 16).

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

General

In March 2000, ANZA amended its articles of incorporation to change the authorized number of shares of its $0.001 par value common stock from 20,000,000 to 100,000,000. Additionally, the Board of Directors authorized the issuance of 1,000,000 shares of preferred stock. The preferred stock may be divided into and issued in one or more series. Effective in April 2003, (a) our preferred stockholders exchanged their Series A and Series C preferred stock for newly created Series E and Series D preferred stock, respectively, (b) our President exchanged cancelled options and converted debt into common stock and newly created Series F preferred stock, and (c) our common stock underwent a one-for-twenty reverse stock split, resulting in a decrease in our outstanding common stock from 99,350,000 shares to 4,967,500 shares.

Amendment to Increase the Authorized Preferred Stock to 2,500,000 Shares

On February 28, 2003, the board of directors of ANZA approved an amendment to ANZA’s Articles of Incorporation to increase the authorized preferred stock from 1,000,000 shares to 2,500,000 shares, par value $0.001 per share, the rights, privileges, and preferences of which would be determined by the board of directors, in their sole discretion, from time to time. On March 5, 2003, the proposal was approved by written consent of a majority of ANZA’s stockholders; and became effective after ANZA’s annual shareholders meeting on April 11, 2003.

Series A Convertible Preferred Stock

During the years ended April 30 2002 and 2003, ANZA repurchased 13,180 and 52,266 shares of A Preferred for $6,590 and $26,133 respectively. Also during the twelve months ended April 30, 2003, ANZA declared and distributed $21,995 of dividends relating to the Series A Convertible Preferred Stock.

F - 19

On February 28, 2003, the Company entered into an agreement, whereby the holders agreed to exchange 434,554 shares of Series A Convertible Preferred Stock for total of 217,278 shares of newly created Series E Convertible Preferred Stock. The effective date of the exchange was April 21, 2003. The Series A Convertible Preferred Stock had a liquidation value of $0.50 per share, or $217,277, which equates to the liquidation value of the Series E Convertible Preferred Stock of $1.00 per share, or $217,277 total. As such, ANZA did not incur any financial impact related to the exchange.

Series C Convertible Preferred Stock

On May 14, 2002 and again on November 17, 2002, holders of Series C Convertible Preferred Stock converted 1,059 shares of Series C Preferred Stock into 286,425 shares of Anza's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends which were due on the Series C Preferred shares. The beneficial conversion feature embedded in the Series C Preferred was originally charged to Anza's accumulated deficit. No expense was associated with the transaction. Series C Convertible Preferred stock dividends totaling $17,050 were charged to ANZA's accumulated deficit during the twelve months ended April 30, 2003.

On February 28, 2003, the Company entered into an agreement to exchange 16,403 shares of Series C Convertible Preferred Stock for (i) 1,675,000 shares of common stock, (ii) 8,203 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 750,000 shares of common stock under the 2003 Stock Option Plan, exercisable ratably over a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The effective date of the exchange of the common stock was February 28, 2003, and the effective date of the exchange of the
Series C for Series D and warrants was April 21, 2003.  On the date of the agreement, the value of the Series C Preferred Stock, plus accrued dividends, was determined to be $1,977,426. The total shares of common stock were valued at $871,001 based on the fair market value of the shares as of February 28, 2003, less a 10% discount for transferability restrictions. The Series D Convertible Preferred Stock has a liquidation value of $1,040,222 and the warrants were attributed a value of $39,346 using the Black Scholes option pricing model. The value of the Series D Convertible Preferred Stock and the warrants differ from the value of the previously outstanding Series C Convertible Preferred Stock by $6,643. The Company charged the difference to interest expense during the year ended April 30, 2003.

Preferred Stock

Each share of Series D Convertible Preferred Stock (assuming the 1-for-20 reverse stock split is effected) (i) has a liquidation preference equal to $126.81 per share, (ii) is entitled to receive a quarterly non-cumulative dividend equal to 7% per annum, which may be paid in cash or in common stock at the discretion of ANZA based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 126.81 shares of Company common stock at the option of the holder, and (iv) is entitled to 126.81 votes on all matters submitted to the shareholders for approval.

Each share of Series E Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock) equal to $1.00 per share, (ii) is entitled to a monthly, non-cumulative dividend equal to 12% per annum, payable in cash, and (iii) may be converted, only upon the mutual written consent of the holder and ANZA, into common stock at the average of the closing bid price for the last ten days prior to the conversion date. The Series E Convertible Preferred Stock does not have any voting rights.

Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of 1.75 shares of Company common stock, which may be paid in cash at ANZA’s discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company’s common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

F - 20

Common Stock

Amendment to Effectuate a 1-for-20 Reverse Stock Split

On February 28, 2003, the board of directors approved, subject to stockholder approval, an amendment to ANZA’s Articles of Incorporation to effectuate a one (1) for twenty (20) reverse stock split of ANZA’s issued and outstanding common stock. On March 5, 2003, the proposal was approved by written consent of a majority of ANZA’s stockholders; and became effective after ANZA’s annual shareholders meeting on April 11, 2003.

From time to time, ANZA's board of directors authorizes the issuance of common stock. ANZA values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event ANZA issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, ANZA discounts the closing ask prices by 10% to value its common stock transactions.

In June of 2001, ANZA issued 20,000 shares of its restricted common stock both as payment of a $14,482 liability due an outside consultant and as a "buy-out" of the remaining guaranteed contract for this consultant who was providing legal services to ANZA. In connection with this transaction, ANZA charged operations $43,118 for the difference between the carrying value of the liability and the value of the common stock.

On July 2, 2001, ANZA issued 16,250 shares of its restricted common stock valued at $57, 038 as a partial satisfaction of a loan payable due an unrelated party. The original amount of the loan, including interest payable was $150,000. ANZA continues to repay the note in monthly of payments together with interest at 0% per annum of $4,320 through May 2, 2002. As of April 30, 2002, $4,320 remained due on the loan.

At various dates from May 1, 2001 through April 30, 2002, ANZA issued 275,000 shares of common stock, valued at $645,550 to various consultants of which $624,717 are included in general and administrative expenses in the accompanying statements of operations and the remaining balance of $20,833 recorded as deferred compensation. Consulting services performed during year ended April 30, 2002, are summarized below:

	Year Ended April 30, 2002

	Costs	Shares
	Incurred	Issued

Financial and Internal Accounting Services	$79,250	23,750
Mergers Acquisitions Consulting	267,600	101,250
Bravorealty Start-up Costs	198,500	85,000
Information Technology Consulting	14,000	5,000
Legal Services	86,200	60,000

Total	$645,550	275,000

In May 10, 2002, ANZA issued 1,500 shares of its restricted common stock to an employee as an incentive. The shares were valued at $1,080 and recorded as compensation expense during the first quarter. On November 4, 2002, ANZA issued 152,500 shares to consultants and legal counsel for services rendered prior to October 31, 2002, valued at $85,400. The value of the shares was recorded in the accompanying financial statements as consulting expense for the year ended April 30, 2003.

F - 21

Further, on November 4, 2002, ANZA issued 147,500 shares to current employees and directors for services rendered prior to October 31, 2002. The shares were valued at $84,330 and were recorded as compensation expense for the year ended April 30, 2003.

Shares issued for services during the twelve months ended April 30, 2003, are summarized as follows:

	Year Ended April 30, 2002

	Costs	Shares
	Incurred	Issued

Incentives - Employees and Directors	$85,330	149,000
Consulting - Legal	85,400	152,500

Total	$169,730	301,500

On February 28, 2003, Anza Capital, Inc. and Vincent Rinehart entered into an agreement, whereby Rinehart agreed to (i) cancel options to acquire 125,000 shares of common stock and (ii) convert an aggregate of $433,489 in principal and interest under a promissory note into (y) 300,000 shares of common stock and (z) 18,800 shares of newly created Series F Convertible Preferred Stock. The value attributed to the 300,000 shares of common stock was $162,000 based on the fair market value of the stock as of the exchange date less a 10% discount. The value attributed to the Series F Convertible Preferred Stock is $313,490 based on 18,800 shares at a liquidation value of $16.675 per share. the value of the Series F Convertible Preferred Stock and the common stock differ from the amount of the note payable by $42,001, which was charged to interest expense during the year ended April 30, 2003.

Stock Options and Warrants

2003 Securities Plan

On February 28, 2003, the Board of directors of ANZA approved, declared it advisable and in ANZA’s best interests, and directed that there be submitted to the holders of a majority of ANZA’s voting stock for action by written consent the Anza Capital, Inc. 2003 Omnibus Securities Plan (the "2003 Securities Plan"). On March 5, 2003, the proposal was approved by written consent of a majority of ANZA’s stockholders; and became effective after ANZA’s annual shareholders meeting on April 11, 2003.

The 2003 Securities Plan authorizes the granting of the following types of stock-based awards (each, an "Award"):

  stock options (including incentive stock options and non-qualified stock options);
  restricted stock awards;
  unrestricted stock awards; and
  performance stock awards.

A total of 750,000 shares of common stock are reserved for issuance under the 2003 Securities Plan. Additional annual increases in shares available cannot exceed 10% of the outstanding common stock. In the event the Company issues stock options or warrants, each Award shall specify the date when options or warrants are to become exercisable. To the extent required by applicable law, stock options or warrants shall become exercisable no less rapidly than the rate of 20% per year for each of the first five years from the date of grant. Subject to the preceding sentence, the exercisability of any stock options or warrants shall be determined by the compensation committee in its sole discretion. Forfeitures pursuant to the terms under which such shares were issued, will again become available for the grant of further awards. No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock). Pursuant to the 2003 Securities Plan, the aggregate fair market value of the common stock for which one or more incentive stock options granted to any participant may for the first time become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000.

On February 28, 2003, warrants to purchase 750,000 shares of common stock were granted, which vest and are exercisable, over a period of five years. One-third each have  an exercise price of $0.50, $0.75, and $0.90 per share, respectively. Stock-option activity during the years ended April 30, 2002 and 2003 is as follows:

Options issued to employees:

			Weighted	Weighted
		Range of	Average	Average
		Exercise	Exercise	Fair Value of
	Options	Prices	Price	Options Granted

Outstanding, April 30, 2001	--	$--	$--	$--
Granted	275,000	0.10-3.40	2.00	1.40
Canceled	(100,000)	3.40	3.40	2.40
Exercised	--	--	--	-

Outstanding, April 30, 2002	175,000	$0.10-1.60	$1.20	$1.00
Granted	--	--	--	--
Canceled	(175,000)	0.10-1.60	$1.20	$1.00
Exercised	--	--	--	--

Outstanding, April 30, 2003	--	$--	$--	$--

As of April 30, 2003, there were no outstanding employee options.

Had compensation cost for the Company’s employee stock options been accounted for using the fair value method of accounting described by SFAS No. 123 (see Note 3), the Company’s reported net loss of $442,713 and net loss per share of $0.20 for the year ended April 30, 2002, would have been increased to a pro forma loss of $579,783 and $0.40 per share, respectively. In fiscal 2002, options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 83%, a risk-free interest rate of 3.25%, and an expected option life of five years. There are no grants made in 2003; therefore, no pro forma effects applicable.

F - 22

Warrants issued to non-employees:

			Weighted	Weighted
		Range of	Average	Average
		Exercise	Exercise	Fair Value of
	Warrants	Prices	Price	Warrants Granted

Outstanding, April 30, 2001	24,234	$60.00 -134.60	$83.20	$57.00
Granted	50,000	3.40	2.00	2.40
Canceled	(50,000)	3.40	3.40	2.40
Exercised	--	--	--	-

Outstanding, April 30, 2002	24,234	$60.00-134.60	$83.20	$57.00
Granted	750,000	0.50 - 0.90	0.72	0.05
Canceled	(24,234)	60.00-134.60	$83.20	$57.00
Exercised	--	--	--	--

Outstanding, April 30, 2003	750,000	$0.50 - 0.90	$0.72	$0.05

The warrants issued in February 2003 were attributed a value of $39,346 using the Black Scholes option pricing model. The closing stock price and the date of grant of the warrants was $0.60 per share. The option life assumed is five years, risk-free interest rate of 2.5%, and an expected volatility of 15%. Management determined the measurement date to be February 28, 2003, since consent of a majority of the shareholders was obtained on that date. Warrants to purchase 750,000 shares which are outstanding, are exercisable ratably over a five-year period. As of April 30, 2003, no material warrants were exercisable since they were issued on April 11, 2003.

NOTE 13 - NON-RECURRING EXPENSES

On or about June 27, 2002, Anza entered into a settlement agreement and general mutual release with Laguna Pacific (the "Laguna Settlement"). As consideration under the Laguna Settlement, Anza repaid the $225,000 note, plus $9,000 in accrued interest, and the note was cancelled.

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of ANZA’s common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.40 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the twelve months ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543.

During the twelve months ended April 30, 2002, ANZA had capital lease obligations in default totaling $91,985 that were settled for $35,800. The remaining balance was recognized as a gain on settlement of debt of $56,185.

On January 17, 2002, AMRES purchased a note payable by ANZA in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000, which $25,000 was tendered to EMB with the balance of $15,000 due on June 1, 2002. In the consolidation the note payable is eliminated and ANZA recognized a gain from the settlement of debt of $69,695.

On May 27, 1999, ANZA entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 10,000 shares of the Common Stock and to cancel the options to purchase 10,000 shares. On August 7, 2001, ANZA agreed to settle a dispute over the terms of the amendment by canceling the 10,000 shares in exchange for 75,000 of ANZA’s restricted common stock. ANZA valued the additional 65,000 shares at $0.17 each and charged operations a total of $221,000 as a non-recurring settlement loss.

On June 27, 2001, ANZA entered into a global settlement agreement with several parties. The following reflects the non-recurring charge to operations associated with the Global Settlement for the twelve months ended April 30, 2002:

Value of 75,000 shares to EMB	$229,500
Debt and interest relief	(168,006)

Total non-recurring loss	$61,494

NOTE 14 - INCOME TAXES

At April 30, 2003, ANZA had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $8.0 million and $4.0 million, respectively, which for federal reporting purposes, begin to expire in 2011 and fully expire in 2023. For state purposes, the net operating loss carry-forwards begin to expire in 2006 and fully expire in 2010. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2003 and 2002, before considering the effects of ANZA’s valuation allowance amounted to approximately $5.6 million and $4.3 million, respectively. ANZA provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $1.3 million and $321,000 during the years ended April 30, 2003 and 2002, respectively. ANZA’s provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE 15 - SEGMENT AND OTHER INFORMATION

Segments were determined based on services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. For the years ended April 30, 2003 and 2002 management has provided the following information with respect to its operating segments (in thousands):

	Revenues		Operating Income (Loss)		Assets
	2002	2003	2002	2003	2002	2003

Mortage Brokering	$25,894	$56,918	$346	$896	$2,158	$5,058
Mortgage banking	61	337	41	179	1,070	7,601
Notary Services	348	1,220	12	166	58	310
REIT Management	9	--	(19)	(150)	231	20
Real Estate Brokerage	310	589	(205)	(8)	2	6

	$26,622	$59,064	175	1,083	3,519	12,995

Corporate			(481)	--	257	424

Total			$(306)	$1,083	$3,776	$13,419

The primary historical activities of AMRES have been brokering retail residential real estate mortgages. AMRES commenced its mortgage banking division in fiscal 2001, which currently has $10,000,000 in warehouse lines, and funds directly about 5% of the loans originated by AMRES agents. Loans funded are primarily second mortgages and subprime loans. AMRES owns and operates four corporate-owned branches in Long Beach, Costa Mesa, Riverside, and Palmdale, California. The significant growth has been from their branch offices, which are operated by managers for a profit. As of April 2003, over 200 such branches were producing over $150,000,000 in monthly loans (compared with 300 branches and over $75,000,000 in monthly loans for the prior period).

F - 23

ExpiDoc provides a loan document signing service, with available notaries nationwide. BravoRealty.com, which is not affiliated with the now non-operational Bravo Real Estate, is an internet-based real estate brokerage which began operations in January 2001. Bravorealty.com’s business model targets real estate agents as its customers and offers 100% commission retention for the agent, while charging a minimal fixed fee per closed transaction. Titus currently has no operations.

NOTE 16: GLOBAL SETTLEMENT

In order to settle the outstanding disputes among all the parties, on June 26, 2001, Anza entered into a settlement agreement with EMB, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

(i)  Anza issued to EMB 75,000 shares of restricted common stock as consideration for EMB’s waiver of its registration rights for 375,000 shares of Anza common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. Anza issued to EMB a promissory note in the principal amount of $103,404, which represents the reduced amount due to EMB by Anza under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to WdB, but which were satisfied by Anza and a note issued by Anza to AMRES Holdings, LLC to settle an acquisition obligation of EMB (see below). The note bears interest at the rate of 10% per annum and is convertible into common stock of Anza. See Note 13 for further discussions of this note.

(ii)  Anza issued to Williams de Broe ("WdB") 150,000 shares of restricted common stock valued at $459,000 as consideration for WdB’s release of all claims against Anza arising under the purported guarantee of EMB’s obligation to WdB by Anza. The parties agreed that the amount be credited as additional consideration to apply to the EMB notes payable.

(iii)  EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of Anza as contemplated by the agreement.

(iv)  EMB assigned its rights of a portion of Anza’s note payable totaling $485,446 to AMRES Holdings LLC, owned by Vincent Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of common stock based on 90% of the closing stock price on the date of the conversion. ANZA assigned a value of approximately $60,681 to the beneficial conversion feature imbedded in this note. As part of the restructuring, The Company converted outstanding balance of the note plus accrued interest into 300,000 shares of ANZA’s common stock, plus 18,800 shares of Series F convertible preferred. As such, as of April 30, 2003, there is no principal or interest outstanding relating to this note. Please see further discussion of the restructuring in Note 17.

(v)  EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. The note had a mandatory conversion into ANZA’s common stock on December 15, 2001, which was never enforced. On January 17, 2002, EMB sold this note to AMRES for $40,000 of which $25,000 has been tendered. See Note 13.

F - 24

The following reflects the reduction of the note payable to EMB as follows:

Note payable	$1,055,000
Accrued interest	160,856

Total due EMB prior to settlement	1,215,856
Less:
Value of 150,000 shares to WdB	(459,000)
Payable to AMRES Holdings, LLC	(485,446)
Debt and interest relief	(168,006)

Balance due EMB after settlement	$103,404

The following reflects the non-recurring charge to operations associated with the Global Settlement:

Value of 75,000 shares to EMB	$229,500
Debt and interest relief	(168,006)

Total non-recurring loss	$61,494

NOTE 17 – PROPOSED REORGANIZATION AND ACQUISITION

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

Please also see Note 12, Stockholders’ Equity and Note 9, Notes Payable for certain restructuring transactions involving Preferred Stockholders and Debtholder.

NOTE 18 - SUBSEQUENT EVENTS

Issuance of Preferred Stock of Subsidiary

AMRES authorized 1,250,000 shares of Class A preferred stock on July 18, 2003 . The Class A preferred stock is no par value and accrues dividends at a rate of 10%, per annum. There are no voting, redemption or conversion rights associated with the Class A Preferred Stock. As of April 30, 2003, the Company had no Class A preferred stock outstanding. On July 18, 2003, the Company entered into a transaction to issue 1,000,000 shares of Class A preferred stock in exchange for 66,946 shares of Sutter Holding Company, Inc. ("Sutter") restricted common stock. The value of the Class A preferred stock was determined using the value of the shares of Sutter common stock amounting to $800,000, or $11.95 per share. The Company will account for the Class A preferred stock of its subsidiary by reflecting such preferred stock as a non-current liability outside of stockholders’ equity.

F - 25