Form 10KSB/A
period 2003-04-30
ANZA CAPITAL INC
filed 2003-08-15
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
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

We have already started marketing our franchise model to prospective agents. In addition, we have developed and prepared numerous marketing materials including our full color tri-fold brochures, logo hats, shirts and other give-away’s. We will be attending regional realtor trade shows beginning in the second quarter of this year and have purchased a reusable booth for such events.

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

Consulting Expenses

To date, we have funded a portion of our operating costs through the use of common stock paid to outside consultants. During the twelve months ended April 30, 2003, costs paid in the form of stock to outside consultants totaled approximately $85,400, representing 152,500 shares. The majority of these shares were issued in conjunction with legal services provided by outside legal consultants with regard to the merger transaction we were pursuing with Homelife. In addition, we issued 199,000 shares at a cost of $84,330 to employees and directors as incentives. During the twelve months ended April 30, 2002, costs paid in the form of stock to outside consultants totaled approximately $645,550, representing 275,000 shares of common stock. The breakout in terms of types of consulting services performed during the year ended April 30, 2002 is summarized in Note 12 in the Consolidated Financial Statements. These costs are included in general and administrative costs on the consolidated statement of operations.

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

ITEM 7 — FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Anza Capital, Inc.

Report of McKennon Wilson & Morgan LLP	F-1

Consolidated Balance Sheet as of April 30, 2003	F-2

Consolidated Statements of Operations for the years ended
April 30, 2003 and 2002	F-3

Consolidated Statements of Stockholder’s Equity (Deficit) for years ended
April 30, 2003 and 2002	F-4

Consolidated Statements of Cash Flows for the years ended
April 30, 2003 and 2002	F-7

Notes to the Consolidated Financial Statements	F-9 to F-27

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

/s/ Vincent Rinehart

By: Vincent Rinehart
Its: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 13, 2003	/s/ Vincent Rinehart

By: Vincent Rinehart
Its: President, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, and Director

Dated:	August 13, 2003	/s/ Scott A. Presta

By: Scott A. Presta
Its: Director

Dated:	August 13, 2003	/s/ Kenneth Arevalo

By: Kenneth Arevalo
Its: Director

Dated:	August 13, 2003	/s/ L. Wade Svicarovich

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

Commitments and Contingencies (Note 11)
Stockholders’ equity (Notes 12 and 17):
Preferred stock, 2,500,000 shares authorized:
Class D convertible preferred stock, no par value;
liquidation value of $126.81 per share; 15,000
shares authorized; 8,201.5 shares outstanding	1,040,222
Class E convertible preferred stock, no par value;
liquidation value of $1.00 per share;
250,000 shares authorized, 217,278 issued and outstanding	217,278
Class F convertible preferred stock, no par value;
liquidation value of $16.675 per share; 25,000
shares authorized, 18,800 issued and outstanding	313,490
Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,967,460 issued and 4,829,960 outstanding	96,597
Additional paid-in capital	13,547,347
Accumulated deficit	(13,283,923)

Total stockholders’ equity	1,931,011

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

Shares issued to employees and directors

Shares issued to consultants

Amortization of deferred compensation

Conversion of C Preferred

Repurchase of A preferred

Exchange of A Preferred for E Preferred			217,278	217,278

Exchange of C Preferred for D Preferred	8,201.5	1,040,222

Value of warrants ascribed

Exchange of Amres Holding Note					18,800	313,490

Issuance of Laguna settlement shares

Cancellation of Laguna warrants

Net income

Balances, April 30, 2003	8,201.5	$1,040,222	$217,278	217,278	18,800	$313,490

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

Continued

F - 7

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED

	Year Ended	Year Ended
	April 30, 2002	April 30, 2003

Supplemental disclosure of non-cash financing and investing activities:

Acquisition of property and equipment through capital leases	$17,200	$--

Settlement of debt with issuance of common stock	63.440	54.000

Warrants issued for Bridge Financing	132,345	--

Debt reduction through the issuance of common stock	627,006	--

Conversion of C preferred to common stock	254,100	122,950

Exchange of A Preferred to E Preferred	--	217,277

Exchange of C Preferred to D Preferred, common stock and accrued dividends	--	736,596

Exchange of AMRES Holding LLC note payable and interest to F Preferred and common stock	--	361,491

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

NOTE 2 RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.

	Twelve Months Ended April 30, 2002
	As Originally Filed	As Reclassified	Difference
REVENUE
Broker commissions Sales of loans	$25,955,052 -	$25,893,805 61,247	$(61,247) 61,247
COSTS AND EXPENSES
General and administrative expenses	7,886,155	5,121,469	(2,764,686)
Selling and marketing	-	2,764,686	2,764,686

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

Recently Issued Accounting Statements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. ANZA is currently assessing the impact of SFAS No. 150.

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

F - 19

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

F - 21

Further, on November 4, 2002, ANZA issued 199,000 shares to current employees and directors for services rendered prior to October 31, 2002. The shares were valued at $84,330 and were recorded as compensation expense for the year ended April 30, 2003.

Shares issued for services during the twelve months ended April 30, 2003, are summarized as follows:

	Year Ended April 30, 2003

	Costs	Shares
	Incurred	Issued

Incentives - Employees and Directors	$84,330	199,000
Consulting - Legal	85,400	152,500

Total	$169,730	351,500

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

F - 22

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

F - 23

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

F - 24

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

NOTE 14 - INCOME TAXES

At April 30, 2003, ANZA had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $8.0 million and $4.0 million, respectively, which for federal reporting purposes, begin to expire in 2011 and fully expire in 2023. For state purposes, the net operating loss carry-forwards begin to expire in 2006 and fully expire in 2010. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The Company also has deterred tax assets for goodwill impairments of $1.4 million at April 30, 2003.  There are no other significant tax assets at April 30, 2003.  The net deferred tax assets at April 30, 2003 and 2002, before considering the effects of ANZA’s valuation allowance amounted to approximately $5.6 million and $6.0 million, respectively. ANZA provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets decreased approximately $370,000 and increased approximately $321,000 during the years ended April 30, 2003 and 2002, respectively. ANZA’s provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

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

F - 25

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

F - 26

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

F - 27