Form 10-Q
period 2003-07-31
ANZA CAPITAL INC
filed 2003-09-16
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __   No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __   No __

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 10, 2003, there were 4,967,460 shares of common stock issued and 4,829,960 shares of common stock outstanding.

ANZA CAPITAL, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management’s Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1      Financial Statements

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2003	April 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,477,164	$2,755 659
Commissions receivable	3,212,588	2,512,741
Loans held for sale, net	13,483,933	7,601,623
Marketable securities	834,375	34,375
Advances to employees	13,852	6,516
Prepaids and other current assets	68,127	35,857

Total current assets	22,090,039	12,946,771

Property and equipment, net	281,871	253,723
Goodwill, net	195,247	195,247
Other assets	-	22,879

	$22,567,157	$13,418,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,104,729	$677,951
Commissions payable	4,315,928	2,687,511
Warehouse line of credit	13,361,041	7,514,209
Accrued liabilities	561,389	532,337
Other liabilities	201,075	75,601

Total current liabilities	19,544,162	11,487,609

Preferred stock of subsidiary	800,000	-

Total liabilities	20,344,162	11,487,609

Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized:
Class D convertible preferred stock, no par value; liquidation value of $126.81 per share; 15,000 shares authorized; 8,201.5 shares outstanding	1,040,222	1,040,222
Class E convertible preferred stock, no par value; liquidation value of $1.00 per share; 250,000 shares authorized; 193,429 and 217,278 shares issued and outstanding, respectively	193,429	217,278
Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800 shares issued and outstanding	313,490	313,490
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,967,460 shares issued and 4,829,960 shares outstanding as of July 31, 2003 and April 30, 2003	96,597	96,597
Additional paid in capital	13,547,347	13,547,347
Accumulated deficit	(12,968,090)	(13,283,923)

Total stockholders’ equity	2,222,995	1,931,011

	$22,567,157	$13,418,620

See accompanying notes

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	July 31, 2003	July 31, 2002

Revenues:
Broker commissions	$18,393,906	$10,951,066
Sales of loans, net	239,160	5,221
Notary and other	960,277	363,059

	19,593,343	11,319,346

Cost of revenues:
Broker commissions	13,365,223	7,891,685

Notary and other	552,606	270,285

	13,917,829	8,161,970

Gross profit	5,675,514	3,157,376

Operating expenses:
General and administrative	2,643,215	1,631,104
Salaries and wages	2,649,937	1,177,900
Selling and marketing	116,845	107,838

	5,409,997	2,916,842

Operating income	265,517	240,534

Interest expense	(72,800)	(28,667)
Interest income	129,268	16,983
Net income	$321,985	$228,850

Earnings per common share:

Basic:
Weighted average number of common shares	4,829,960	2,119,335
Net income per common share	$0.07	$0.10

Diluted:
Weighted average number of common shares	8,006,380	6,557,060
Net income per common share	$0.04	$0.03

See accompanying notes

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002

Cash flows from operating activities:
Net income	$321,985	$228,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,685	10,438
Stock compensation to consultants and employees	-	1,080
Amortization of discounts on loans	-	10,242
Amortization of deferred stock compensation	-	30,958
Changes in operating assets and liabilities:
Increase in commissions and accounts receivable	(699,847)	(298,041)
Increase in loans held for sale, net	(5,882,310)	(1,479,546)
Increase in prepaids and other current assets	(16,728)	(12,179)
Increase in accounts payable	426,779	497,880
Increase in commissions payable	1,628,417	401,267
Increase in accrued and other liabilities	154,526	19,481

Net cash used in operating activities	(4,054,493)	(589,570)

Cash flows from investing activities:
Acquisitions of property and equipment	(40,833)	(16,572)
Advances to employees, net	-	(51,336)

Net cash used in investing activities	(40,833)	(67,908)

Cash flows from financing activities:
Payments on bridge loan	-	(199,100)
Advances from warehouse line of credit, net	5,846,832	1,449,580
Repurchase of E Preferred	(23,849)	(7,257)
Dividends on E Preferred	(6,152)	(9,743)
Payment on capital lease obligation	-	(19,319)

Net cash provided by financing activities	5,816,831	1,214,161

Net increase in cash	1,721,505	556,683
Cash at beginning of period	2,755,659	707,851

Cash at end of period	$4,477,164	$1,264,534

Non-cash financing activities:
Conversion of C Preferred to common stock	$-	$34,359

Issuance of preferred stock of subsidiary for marketable securities	$800,000	$-

Supplemental cash flow information:
Cash paid for interest	$70,800	$27,937

Income taxes were not significant during the periods presented

See accompanying notes

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1. Unaudited interim financial statements

The interim financial data as of July 31, 2003 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of July 31, 2003, and the results of their operations and their cash flows for the three months ended July 31, 2003 and 2002. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2004. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished. The Company’s annual report on Form 10-KSB for the year ended April 30, 2003 should be read in connection with this quarterly report.

Note 2. Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.

	Three Months Ended July 31, 2002
	As Originally Filed	As Reclassified	Difference

Broker commissions	$10,956,287	$10,951,066	$(5,221)
Sales of loans, net	-	5,221	5,221
Cost of revenues – broker commissions	7,999,523	7,891,685	(107,838)
General and administrative expenses	1,930,687	1,631,104	(299,583)
Salaries and wages	878,317	1,177,900	299,583
Selling and marketing expenses	-	107,838	107,838

The amounts were reclassified to appropriately disclose costs and expenses directly related to revenue generating activities. Further, salaries and wages, and selling and marketing expenses have been broken out of general and administrative expenses as these costs has become individually significant. In addition, all expenses relating to compensation, such as payroll taxes, have been reclassified into salaries and wages.

Note 3. Segment disclosure

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on net income. For the three months ended July 31, 2003 and 2002, management has provided the following information with respect to its operating segments (in thousands).

	Revenues		Net Income		Assets
	2003	2002	2003	2002	2003	2002

Loan brokering	$18,393	$10,951	$107	$284	$8,353	$3,046
Mortgage banking	239	5	(34)	(9)	13,378	2,549
Notary Services	810	157	243	28	457	86
Real Estate Brokerage	151	206	1	(7)	8	4

	$19,593	$11,319	317	296	22,196	5,685

Corporate			5	(67)	371	495

Total			$322	$229	$22,567	$6,180

Note 4. Impact of recently issued accounting statements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to the Company for quarters presented since minimal activity occurred in 2003 and no grants were made to employees during the quarter.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, ANZA must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. ANZA will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of July 31, 2003, ANZA had certain guarantees relating to its mortgage banking operations which are not considered significant. Such guarantees, and ANZA's potential liability for those guarantees were satisfied soon after the quarter. ANZA did not incur any costs or expense in satisfying these guarantees.

Note 5. Loans Held for Sale

Loans held for sale consist of conventional uninsured mortgages originated by the Company, with various interest rates. Details of the loans are as follows:

	July 31, 2003			April 30, 2003

		(Unaudited)

Loans Range	Number of Loans	Total Loan Amount	Average Interest Rate	Number of Loans	Total Loan Amount	Average Interest Rate

$20,000 to $100,000	11	$561,646	6.82%	9	$533,712	9.33%
$100,001 to $200,000	24	3,565,862	6.01%	11	1,677,968	5.89%
$200,001 to $300,000	15	3,473,700	5.25%	5	1,181,350	5.63%
$300,001 to $400,000	8	2,771,525	5.83%	4	1,356,800	5.63%
Over $400,000	6	3,111,200	4.88%	6	2,851,793	5.81%

Total	64	$13,483,933		35	$7,601,623

Note 6. Marketable Securities

The Company’s marketable equity securities are classified as "available-for-sale" in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Accordingly, such investments are presented as current assets and are carried at their estimated fair values, based on market quotations, in the accompanying financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders’ equity, net of related deferred taxes, and as a component of comprehensive income at July 31, 2003. At July 31, 2003, there are no current year or cumulative gains or losses to be recorded.  When management determines that investments are permanently impaired, it records a provision for loss to operations. Marketable securities may include restricted common stock of publicly traded companies.

Note 7. Goodwill

For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $195,247 at July 31, 2003. Goodwill, during the periods presented, was not amortized in accordance with SFAS 142. Management believes the carrying value of goodwill will be recovered through future cash flows.

Note 8. Warehouse Line of Credit

The Company maintains a $13,000,000 warehouse line of credit which expires on March 31, 2004. It is likely that the line will be increased to $25,000,000 based on recent discussions with the lender. The agreement is personally guaranteed by ANZA’s chief executive officer. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate is adjustable, based upon a published prime rate, plus an additional 1% to 3% and is payable monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The line of credit is collateralized by our loans held for sale.

Note 9. Accrued Liabilities

Accrued liabilities consist of the following as of:

	July 31, 2003	April 30, 2003
	(unaudited)
Accrued salary and benefits	$138,489	$143,645
Accrued losses for brokered loans	300,000	300,000
Accrued losses for states audits	100,000	-
Accrued professional fees	22,900	71,210
Accrued interest	-	17,482

	$561,389	$532,337

Note 10. Earnings Per Share

Dilutive securities which are included in the calculation of dilutive EPS for the three months ended July 31, 2003, include the Series D Convertible Preferred Stock, the Series E Convertible Preferred Stock, and the Series F Convertible Preferred Stock into approximately 3,176,420 shares of common stock.
Dilutive securities included in the calculation of dilutive EPS for the three months ended July 31, 2002, include the Series C Preferred, the Series A Preferred, Laguna warrants and employee options convertible into approximately 4,437,725 shares of common stock.

Note 11. Stockholders’ Equity

From time to time, the Company’s board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event the Company issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, the Company discounts the closing ask prices by 10% to value its common stock transactions. No such issuances occurred for either period presented.

SERIES E CONVERTIBLE PREFERRED STOCK

During the three months ended July 31, 2003, ANZA repurchased 23,849 shares of Series E Convertible Preferred Stock for $23,849. Also during the period, the Company declared and distributed $6,152 of dividends relating to the Series E Convertible Preferred Stock.

ISSUANCE OF PREFERRED STOCK OF SUBSIDIARY

AMRES authorized 1,250,000 shares of Class A preferred stock on July 18, 2003. The Class A preferred stock is no par value and accrues dividends at a rate of 10% per annum. There are no voting, liquidation, redemption or conversion rights associated with the Class A Preferred Stock.

On July 18, 2003 (with an effective closing date of July 31, 2003), the Company entered into a transaction to issue 1,000,000 shares of Class A preferred stock in exchange for 66,946 shares of Sutter Holding Company, Inc. ("Sutter") restricted common stock. As additional consideration, the Company issued to Sutter warrants to acquire 1,000,000 shares of its common stock. The value of the Class A preferred stock and warrants was determined using the value of the shares of Sutter common stock amounting to $800,000, or $11.95 per share. The warrants are exercisable beginning in one (1) year, and for a period of four (4) years thereafter. There is no exercise price associated with the warrants as the warrants can only be exercised by delivering one (1) share of AMRES Preferred Stock for each share of Anza common stock to be acquired.

Under the terms of the agreement with Sutter, if during the first twelve (12) months following the closing, the value of the Sutter Shares drops below $800,000 during the thirty (30) days before the end of each of the Company’s fiscal quarters, then Sutter will issue to AMRES additional shares of Sutter common stock so that the value of the original shares plus the incremental shares equals $800,000. Either party may rescind the Agreement on ninety (90) days written notice up until the date which is 275 days after the closing date. Finally, AMRES and Sutter have each executed an Irrevocable Proxy granting all voting rights in the Sutter Shares and the shares of Anza common stock acquired upon exercise of the Anza Warrants to the respective Board of Directors of each company.

The Company has accounted for the Class A preferred stock of its subsidiary by reflecting such preferred stock as a non-current liability in the consolidated financial statements.

Note 12. Contingencies

Oaktree Litigation

In March 2003, AMRES was served with a lawsuit brought by Oaktree Funding Corporation ("Oaktree") against nineteen defendants, including AMRES, the appraiser, escrow company, notary public, and borrowers involved in six (6) different loan transactions brokered by AMRES and funded by Oaktree. The Complaint alleges, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requests damages in excess of $1,500,000, plus attorneys fees, interest, penalties, and punitive damages.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The Company has not yet filed an Answer to the Complaint, but has filed a demurrer to the complaint in an effort to have the court dismiss AMRES, or in the alternative to dismiss certain causes of action against AMRES. However, it is the belief of the Company and of legal counsel that the maximum exposure attributable to this lawsuit is $140,000. The Company has accrued a liability for this amount in the consolidated financial statements as of July 31, 2003 and April 30, 2003.

Other Actions

AMRES is named in two actions in which plaintiffs have alleged certain improprieties against certain branch managers. Management is vigorously defending these actions. It is the belief of AMRES management and of legal counsel that the maximum exposure attributable to these lawsuits is $105,000. The Company has accrued a liability for this amount in the consolidated financial statements as of July 31, 2003, and April 30, 2003.

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company s existing and future litigation may adversely affect the Company’s financial position, results of operations and cash flows. All legal costs are expensed as incurred.

Indemnifications

On December 9, 2002, the Company received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. AMRES executed and provided an indemnification agreement to HUD, as requested. On February 13, 2003, HUD notified AMRES that (i) without the loans originated by this particular loan officer, AMRES’ default and claim rate would be an acceptable level to HUD, and (ii) as a result of the termination of that loan officer, and the indemnification agreement, the matter was closed. The Company carries errors and omissions insurance coverage, which may offset any potential losses, which may be incurred by the Company with respect to these loans. The Company’s insurance carrier has granted representation by counsel to AMRES. The Company maintained an accrual of $55,000 in the accompanying consolidated financial statements at July 31, 2003 and April 30, 2003 to account for the potential deductible the Company could incur if all of these loans result in losses.

State Audits

AMRES is currently in the process of undergoing several state audits, which are typical in this industry. Often these audits uncover instances of non-compliance with various state licensing requirements. These instances of non-compliance may also translate into a particular state levying a fine or penalty against the Company.  In August of 2003, the Company resolved an action with the State of Arizona and paid a settlement in the amount of $10,000. The Company is also in the process of settling actions raised by the states of Nevada and Kansas. AMRES is close to final resolution of these matters and expects the total settlement to be in the range of $70,000 - $90,000, with Kansas accounting for the majority of the settlement (approximately $50,000 - $60,000).

The Company does not expect any of these audits to uncover significant non-compliance issues which would impair its ability to conduct business in a particular state in the future. However, based on the status of certain ongoing audits, the Company believes it is likely that a certain amount of fines or penalties could be assessed in particular states. As such, the Company has recorded a liability in the consolidated financial statements in the amount of $100,000 related to these state audits in the quarter ended July 31, 2003, which are included in general and administrative expenses.

ITEM 2  Management’s Discussion and Analysis

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this quarterly report.

Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company’s historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly report, as an attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, and results of operations and prospects.

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

AMRES has provided the majority of consolidated revenue and profitability for the three months ended July 31, 2003, representing approximately 95% of consolidated revenues. AMRES has benefited greatly by the historic drop in interest rates, which created a home refinancing boom. Over sixty percent (60%) of the loan business AMRES has experienced has been home refinancing. As rates appear to have bottomed in late June 2003, AMRES has seen a significant drop in loan applications. This should be reflected in a revenue drop in November 2003 through March 2004, at which time the spring rebound in home sales should occur. With loan production currently around 1,100 loans per month, and without the effect of offsetting measures, business may drop to an estimated 600 loans per month.

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

AMRES continues its plan to spend a significant amount of its operating profit to establish the firm’s new business model, as well as the costs associated with managing our rapid growth.

Subsequent to the quarter ended July 31, 2003, AMRES mortgage banking operations sold 21 loans, incurring a loss of approximately $106,000, which was recorded as a reserve at July 31, 2003. The loss incurred on these loans was a result of several factors as follows: a sudden increase in interest rates prior to our committing the loans for sale, our lack of internal systems to monitor our loan portfolio which prevented us from reacting to market changes in a timely manner, and a lack of experienced personnel in key positions within our mortgage banking division. We have recorded a provision in the consolidated financial statements as of July 31, 2003 to account for the loss incurred upon the sale of these loans. We do have in place guaranteed contracts in which we can "pre-sell" loans funded on our line.  These guaranteed contracts are only valid provided we "lock a rate" and complete all funding procedures required prior to the rate lock expiration. As discussed below, we believe we have adequately addressed the issues that created the losses on these particular loans, limiting our exposure in future periods for similar losses to occur.

The AMRES mortgage banking platform, which will allow the transformation from predominately a mortgage broker to a banker, is currently closing approximately $15,000,000 loans monthly, versus over $200,000,000 in brokered loans for AMRES as a whole. This increase in banking will allow profitable operations at lower levels of volume. AMRES mortgage banking currently has a staff of 15, and is expanding as quickly as quality control and additional experienced employees allow. It is anticipated that monthly loan production could double to $30,000,000 in four to six months. Warehouse lines to fund loans have been increased to $13,000,000 with First Collateral Services, and new and experienced senior management is currently in place. AMRES mortgage banking has established relationships with several investors to purchase our funded loans, including IndyMac Bank, Countrywide Funding, Flagstar Bank and New Century Mortgage. AMRES has purchased software (DataTrack) to manage the mortgage banking process, as well as software to provide our branches with automated underwriting (LoanScore).

AMRES has recently established a corporate managed "direct to consumer" loan production division. The corporate loan officers and processors are purchasing Internet leads from proven providers such as LendingTree.com. As with AMRES mortgage banking, this division has had negative cash flow as loan production ramps up. We are targeting 10-20% of AMRES total loan production to come from this new division by Spring 2004.

AMRES continues to add new branches, at a pace of five to six a month. We have slowed down the number of new branches due to an increase in quality standards, minimum volume requirements, and state preferences. While branches number approximately 200, we have targeted 50 branches for "probation" and possible termination. AMRES has been fortunate to acquire some loan production branches of several of our competitors. As the mortgage industry continues to contract, AMRES is investing in human and cash capital to attract branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

The mortgage industry, heading into the last quarter of 2003, has seen a 50% drop in loan originations, which has affected AMRES. As such, we are taking plans to both reorganize our operating structure, as well as reduce the expense required to support this platform. ANZA incurred over $75,000 in costs associated with moving corporate office personnel into new operating stations and upgrading software and hardware. Our target is to reduce our operating expenses by 25%, and more if required.

If we experience a significant slow down in the refinance business, and are unsuccessful in the business initiatives described above to expand our sources of revenue, we are prepared to take aggressive and immediate actions to reduce our cost structure. If our total loan volume should decline, we will need fewer personnel to carry out the functions needed to support the loan process. Specifically, we would reduce headcount in such areas as compliance, accounting and marketing. In addition, we will continually monitor our branch performance, closing under-producing branches to help control our expenses. If implemented, these measures should offset any potential decline in revenues from loans brokered. However, should we experience significant and rapid declines in loan volume; it is unlikely that our cost containment measures will be able to completely offset the impact of the potential lost revenue.

Due to the record loan production through August 2003, staffing requirements will remain high through early October to complete compliance requirements. Continued, and increased, expenses will occur from state compliance audits, loans brokered with recourse back to AMRES, and unpaid branch liabilities. While we believe we have set aside adequate reserves for these issues, there are no guarantees, due to the very high volume of past loans, that these reserves are sufficient.

Expidoc.com, our loan document signing/notary service, has benefited greatly from the refinance boom, having provided ANZA Capital with over $150,000 in cash flow for the quarter ending July 31, 2003. This trend has continued through September 2003. However, Expidoc has seen a 50% drop in new orders from their largest customer, Ditech.com. We anticipate Expidoc will remain profitable as we continue our marketing efforts to secure additional clients.

Bravo Real Estate Network has completed all approvals to sell real estate brokerage franchises. They are concentrating efforts, through November 2003, to sell master regions, in an effort to jump start the program. To the extent we are not as successful as we would plan, Bravo will be "shelved" until the market conditions warrant a re-start of operations.

We achieved an annual profit for the first time during the year ended April 30, 2003; however, significant changes in interest rates could have a negative impact on our profitability in future periods.

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

Valuation of Long-Lived and Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 142, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. The net carrying amount of goodwill is $195,247 ($20,000 related to Titus and $175,247 related to Expidoc) at July 31, 2003. Management believes the carrying value of goodwill will be recovered through future cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2003

Revenues

Revenues increased by $8,273,997, or 73.1%, to $19,593,343 for the three months ended July 31, 2003, compared to $11,319,346 for the three months ended July 31, 2002. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans, and the growth of Expidoc.com. AMRES accounted for over 95% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last three months. Typically, as interest rates fall, the refinance market grows, expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. During May 2003 and the early part of June 2003, interest rates were at near record lows. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth ANZA has experienced over the last two fiscal years. Beginning in late June of 2003, interest rates appeared to have bottomed out and actually started to rise at that point.

More significantly, the increase in loan production in the branch program at AMRES was the major contributor to the growth in revenue. AMRES was comprised of approximately 200 branches as of July 31, 2003, compared to over 300 branches as of July 31, 2002. We made a concerted effort to close certain net branches that were not producing an adequate volume in monthly loan production. This has allowed us to concentrate our resources on the best performing branches. For the three months ended July 31, 2003, the total revenue associated with the AMRES Branches was approximately $15.0 million, compared to total revenue associated with the AMRES Branches of $8.5 million for the three months ended July 31, 2002. The Net Branch program is expected to continue to be a primary growth vehicle in the future. In addition, the mortgage banking division of AMRES is expected to continue its expansion over the next several months.

Revenues for Expidoc also increased significantly, $809,619 for the period ended July 31, 2003 compared to $156,685 for the period ended July 31, 2002. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc. As such, we have begun a marketing campaign to acquire new customers and have increased our customer base to 15 as of July 31, 2003.

Bravorealty.com became operational in January of 2001. For the three months ended July 31, 2003, revenues declined slightly to $150,658 compared with revenues of approximately $206,374 for the period ending July 31, 2002. This decline can be attributed to our shift in focus to launch a franchise type model. We have reviewed the current model and have determined that a franchise type model will provide us the best opportunity to grow our real estate business quicker and with a higher degree of profitability. As such, during the current quarter, we invested capital and management resources in this venture. Continuing startup costs related to the franchise operations are not expected to be significant, and will be paid from the cash generated from our operations.

Revenues from Titus were not material for either period presented. Titus is currently not operating.

Costs of Revenues

Commissions are paid on oans funded. Commissions increased by $5,473,538 or 69.4%, for the three months ended July 31, 2003, to $13,365,223 from $7,891,685 for the three months ended July 31, 2002. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue increased by 0.6%, to 72.7% compared to 72.1% for the three months ended July 31, 2003 and the three months ended July 31, 2002, respectively. This increase is attributable to a higher percentage of total loan volume being closed by the branch operations. We earn a flat percentage on all loans closed within the branch program (.375% of the total loan value, with a minimum fee of $550). By comparison, our split with the corporate branches fluctuates based on the level of monthly commissions, with AMRES earning a higher percentage of the total commission as the monthly revenue increases. Thus, in any period in which there is a larger percentage of revenue growth associated with the net branches, our total commissions expense would tend to be higher as a percentage of revenue.

Notary and other costs associated with Expidoc.com and Bravorealty.com increased by $282,321, or 104.4%. This increase is directly related to the increase in revenues generated from these entities, especially Expidoc.com.

Consolidated gross profit increased by $2,518,138, or 80.0% for the three months ended July 31, 2003 to $5,675,514 from $3,157,376 for the three months ended July 31, 2002.

General and Administrative Expenses

General and administrative expenses totaled $2,643,215 for the three months ended July 31, 2003, compared to $1,631,104 for the three months ended July 31, 2002. This increase of $1,012,111 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion .

    For the three months ended July 31, 2003, we have recorded a provision for State audits in the amount of $100,000. This amount relates to fines and penalties which can be expected as a result of those audits due to non-material compliance issues with state licensing requirements. We have grown rapidly over the last year or so and have attempted to put in place the appropriate infrastructure and resources to meet the demands of our growth. We believe that our infrastructure has caught up to the rapid growth and that many of the issues which may result in compliance fees and or penalties being levied in the current period have been addressed to minimize such fines and penalties in future periods. Fines and penalties for the three months ended July 31, 2002 were not significant.

Salaries and Wages

Salaries and wages totaled $2,649,937 in fiscal three months ended July 31, 2003, compared to $1,177,900 for the fiscal three months ended July 31, 2002. The increase of $1,472,037 is directly related to the expansion of AMRES operations. As of July 31, 2003, our employee base was approximately 600 individuals. Further, the addition of many high producing branches has added significant payroll costs. In an order support the rapid increase in loan volume, we nearly doubled the number of support staff at our corporate headquarters in the areas of compliance, accounting and human resources.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the three months ended July 31, 2003 amounted to $116,845 compared to $107,838 in the prior period. The primary reason for the decline as a percentage of total revenue is that during the most recent three months, interest rates were at such record low points that the "pool" of borrowers interested in refinancing was abundant, thus helping us limit the amount of funds we had to direct toward acquiring prospective clients.

Interest Expense

Interest expense was $72,800 as of July 31, 2003, compared to $28,667 as of July 31, 2002. This increase is associated with higher average balances on our warehouse line of credit. This line is utilized to fund loans in our mortgage banking operations. During the first quarter of 2003, the mortgage banking operations were just getting started. As of July 31, 2003, we have authorization for $13,000,000 to be drawn against our warehouse line of credit

Interest Income

Interest income amounted to $129,268 for the three months ended July 31, 2003 compared to $16,983 for the three months ended July 31, 2002. The increase in interest income during the current period is directly related to our increased cash balances available to earn interest. As of July 31, 2003, our cash balance was $4,477,164 compared to a cash balance of $1,264,534 as of July 31, 2002.

Income Taxes

Our income taxes have not been material during the periods presented because of utilization of Anza's net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2003 and 2004. In 2003, we deducted losses associated with the LoanNet transactions, as we sold our rights to the shares originally issued for the exchange transaction in February 2000. The loss deduction amounted to approximately $2.1 million. No deferred tax asset was previously recorded for this loss deduction. The Company has no significant current or deferred income tax expense during the periods presented.

Net Income

We achieved a net income for the three months ended July 31, 2003 in the amount of $321,985, or $0.07 per share compared with a net income of $228,850, or $0.10 per share for the three months ended July 31, 2002. The improved profitability experienced in 2003 is directly related to the increase in revenues, and the increase in interest income ($129,268 for the three months ended July 31, 2003 compared to $16,983 for the three months ended July 31, 2002).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities was $4,054,493 and $589,570 for the three months ending July 31, 2003 and 2002, respectively. For the three months ended July 31, 2003, we recorded a net profit of $321,985 compared to a net profit of $228,850 for the three months ended July 31, 2002. During both periods, the increase in our loans held for sale was the primary contributor the net cash used in operating activities.

Net cash used in investing activities was $40,833 and $67,908 for the three months ended July 31, 2003 and 2002, respectively. For the three months ended July 31, 2003, net cash used in investing activities relates solely to the purchase of equipment. For the prior period, net cash used in investing activities related to the purchases of fixed assets in the amount of $16,572 and to an increase in amounts due from employees totaling $51,336.

Net cash provided by financing activities was $5,816,831 and $1,214,161 for the three months ended July 31, 2003 and July 31, 2002 respectively. The most significant increase in the cash provided by financing activities during the periods presented relates primarily to advances on our warehouse line of credit. For the three months ended July 31, 2003, advances on the warehouse line of credit amounted to $5,846,832 compared to $1,449,580 for the three months ended July 31, 2002. The warehouse line of credit is secured by first and second trust deed mortgages.

Our stockholders equity increased to $2,222,995 as of July 31, 2003 from $689,055 as of July 31, 2002. In addition, our working capital as of July 31, 2003 amounted to $2,545,877. Our current obligations consist primarily of liabilities generated in the ordinary course of business. ANZA has begun to build modest cash reserves in the event that a sudden change in interest rates translates into a downturn in business.

During the fourth quarter of fiscal 2003, ANZA completed a series of transactions intended to recapitalize the Company and position it for growth and acquisition opportunities in the future. These recapitalization activities improved the working capital position of the Company, reduced the overhang on the Company s common stock and provided ANZA more favorable terms on our preferred shares outstanding. Due to ANZA's improved financial position, the use of our common stock as compensation to outside consultants is expected to be minimal in future periods.

On December 9, 2002, we received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. We executed and provided an Indemnification Agreement to HUD as requested. On February 13, 2003, HUD notified us that (i) without the loans originated by this particular loan officer, AMRES default and claim rate would be an acceptable level to HUD, and (ii) as a result of our termination of that loan officer, and the indemnification agreement, the matter was closed. As we continue to develop our branch program, our risks of such similar events occurring in the future could increase. We are continually monitoring our internal control structure to help minimize the risk of future loss related to such events in the future.

As of July 31, 2003, our warehouse line of credit has been formally extended to $13,000,000, with a likely additional increase to $25,000,000 in future periods. Maintaining an adequate warehouse line of credit is critical to our growth plans for our mortgage banking operations. Any significant reduction in the borrowing limits or significant changes in terms could have a negative impact on our ability to expand the mortgage banking operations at the pace and with the degree of profitability we desire. Further, we have traditionally experienced no defaults on loans funded through our mortgage banking operations. As we continue to grow this segment of our business, our default rate on these loans may increase. Any significant change in our default rate would have a negative impact on our consolidated financial condition, results of operations and cash flows.

We are pleased with the current direction and financial improvement of ANZA. The operating subsidiaries are expanding in tough economic times. AMRES and Expidoc.com are currently profitable. The franchising initiatives for Bravo Real Estate Network are progressing as planned and could lead to increased revenues and profitability in future periods. The cash flow of ANZA has markedly improved, with cash on hand ending July 31, 2003 of $4,477,164 versus $1,264,534 the year earlier. Short-term debt is manageable and consists primarily of obligations generated in the ordinary course of business.

We generated an annual net income for the first time in the previous fiscal year. We plan to continue our growth strategy to generate revenues sufficient to meet our cost structure. We made significant investments in the fourth quarter of the previous fiscal year and in the current quarter, in such areas as enhancing our technology for tracking loans, improving intranet communications programs, relocation and redistribution of staff and office support, and start-up costs for our real estate franchise model. We will continue to evaluate our costs relating to infrastructure and business expansion to ensure that the investment will pay off from the standpoint of increased profitability. We are prepared to modify current plans, namely restricting our cash outlay for expansion should business conditions change and our revenue base decline. We believe these actions will allow us to fund our daily operations and service our remaining debt obligations primarily through the cash generated by operations; however, there are no assurances that our plans will be successful.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Interest rate movements significantly impact our volume of closed loans and represent the primary component of market risk to us. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale, interest expense on the warehouse lines payable, the value of mortgage loans held for sale and ultimately the gain on sale of mortgage loans.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. We are not currently exposed to any material currency exchange risk.

ITEM 4  Controls and Procedures

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

PART II

ITEM 1   Legal Proceedings

There are no changes to the matters set forth in our Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2003.

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

ITEM 2   Changes in Securities and Use of Proceeds

On July 31, 2003, in exchange for 66,496 shares of common stock of Sutter Holding Company, Inc., our subsidiary, AMRES, issued to Sutter One Million (1,000,000) shares of newly created Series A Preferred Stock (the "AMRES Preferred Stock"). As additional consideration, we issued to Sutter warrants to acquire One Million (1,000,000) shares of our common stock (the "Anza Warrants").

The AMRES Preferred Stock holder is entitled to receive a cumulative ten percent (10%) annual dividend, payable yearly. In addition, the AMRES Preferred Stock has a liquidation preference in an amount equal to its original issue price, or $0.80 per share. The AMRES Preferred Stock is not convertible, callable, redeemable, and does not have any voting rights.

The Anza Warrants are exercisable beginning in one (1) year, and for a period of four (4) years thereafter. The warrants can only be exercised by delivering one (1) shares of AMRES Preferred Stock for each share of Anza common stock to be acquired.

Under the terms of the agreement with Sutter, if during the first twelve (12) months following the closing, the value of the Sutter Shares drops below $800,000 during the thirty (30) days before the end of each of our fiscal quarters, then Sutter will issue to us additional shares of Sutter common stock. Either party may rescind the Agreement on ninety (90) days written notice up until the date which is 275 days after the closing date. Finally, AMRES and Sutter have each executed an Irrevocable Proxy granting all voting rights in the Sutter Shares and the shares of Anza common stock acquired upon exercise of the Anza Warrants to the respective Board of Directors of each company.

ITEM 3   Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4   Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5   Other Information

Beginning with the quarter covered by this quarterly report, we no longer meet the definition of a small business issuer under Rule 12b-2 under the Securities Exchange Act of 1934 and Section 405 of the Securities Act of 1933.

ITEM 6   Exhibits and Reports on Form 8-K

(a)    Exhibits

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

(b)    Reports on Form 8-K

On August 4, 2003, we filed an Item 2 Current Report on Form 8-K dated August 1, 2003, regarding the Sutter Holding Company, Inc. Securities Exchange Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2003		/s/ Vincent Rinehart

	By:	Vincent Rinehart
	Its:	President, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director

