Form 10-Q
period 2003-10-31
ANZA CAPITAL INC
filed 2003-12-15
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 12, 2003, there were 4,967,460 shares of common stock issued and 4,829,960 shares of common stock outstanding.

1

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

ITEM 1  Financial Statements

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2003	April 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,870,502	$2,755,659
Commissions and accounts receivable	2,052,144	2,512,741
Loans held for sale, net	2,658,409	7,601,623
Marketable securities	859,125	34,375
Prepaids and other current assets	31,208	42,373

Total current assets	9,471,388	12,946,771

Property and equipment, net	341,642	253,723
Goodwill, net	195,247	195,247
Other assets	43,910	22,879

	$10,052,187	$13,418,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$691,393	$677,951
Commissions payable	3,337,502	2,687,511
Warehouse line of credit	2,644,657	7,514,209
Accrued liabilities	436,926	532,337
Other current liabilities	76,512	75,601

Total current liabilities	7,186,990	11,487,609

Preferred stock of subsidiary	800,000	-
Accrued dividends on preferred stock of subsidiary	23,232	-

Total liabilities	8,010,222	11,487,609

Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized:
Class D convertible preferred stock, no par value; liquidation value of $126.81 per share; 15,000 shares authorized; 8,201.5 shares outstanding as of October 31, 2003 and April 30, 2003, respectively	1,040,222	1,040,222
Class E convertible preferred stock, no par value; liquidation value of $1.00 per share; 250,000 shares authorized; 168,861 and 217,278 shares issued and outstanding as of October 31, 2003 and April 30, 2003, respectively	168,861	217,278
Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800 shares issued and outstanding as of October 31, 2003 and April 30, 2003, respectively	313,490	313,490
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,967,460 shares issued and 4,829,960 shares issued and outstanding as of October 31, 2003 and April 30, 2003, respectively	4,967	4,830
Additional paid in capital	13,638,978	13,639,114
Unrealized gain on marketable securities	24,750	-
Accumulated deficit	(13,149,303)	(13,283,923)

Total stockholders’ equity	2,041,965	1,931,011

	$10,052,187	$13,418,620

See accompanying notes

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002

Revenues:
Broker commissions	$16,033,692	$14,730,676	$34,506,078	$25,775,549
Sales of loans, net	10,300	50,251	162,661	50,251
Notary and other	507,283	367,609	1,467,560	730,668

	16,551,275	15,148,536	36,136,299	26,556,468

Cost of revenues:
Broker commissions	10,830,375	10,777,063	24,187,280	18,937,798
Notary and other	324,820	228,515	878,256	487,966

	11,155,195	11,005,578	25,065,536	19,425,764

Gross profit	5,396,080	4,142,958	11,070,763	7,130,704

Operating expenses:
General and administrative	2,341,903	1,804,981	4,991,576	3,419,397
Salaries and wages	2,991,861	1,731,052	5,641,998	2,966,157
Selling and marketing	96,214	48,079	213,059	66,405
Impairment of goodwill	-	150,000	-	150,000

	5 ,429,978	3,734,112	10,846,633	6,601,959

Operating income (loss)	(33,898)	408,846	224,130	528,745

Interest expense	(303,271)	(45,106)	(376,071)	(64,608)
Interest income	168,877	51,583	298,145	54,887

Net income (loss)	$(168,292)	$415,283	$146,204	$519,024

Earnings (loss) per common share:

Basic:
Weighted average number of common shares	4,829,960	2,139,505	4,829,960	2,127,904
Net income per common share	$(0.03)	$0.19	$0.03	$0.24

Diluted:
Weighted average number of common shares	4,829,960	10,146,585	8,075,541	10,136,484
Net income per common share	$(0.03)	$0.04	$0.02	$0.05

See accompanying notes

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31, 2003	Six Months Ended October 31, 2002

Cash flows from operating activities:
Net income	$146,204	$519,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,370	41,480
Stock-based compensation	-	204,192
Impairment of goodwill	-	150,000
Gain on settlement of obligations	-	(51,543)
Changes in operating assets and liabilities:
Decrease (increase) in commissions and accounts receivable	460,597	(689,920)
Decrease in loans held for sale, net	4,943,214	69,600
Increase in prepaid and other current assets	(30,676)	(20,133)
Increase in accounts payable	13,442	830,651
Decrease (Increase) in due from employees	41,841	(107,473)
Increase in commissions payable	649,991	2,585,931
Decrease (Increase) in accrued expenses	(72,177)	11,198
Increase (decrease) in other current liabilities	4,278	(14,331)

Net cash provided by operating activities	6,182,084	3,528,676

Cash flows from investing activities:
Acquisitions of property and equipment	(116,658)	(24,502)
Other assets, net	(21,031)	(1,085)

Net cash used in investing activities	(137,689)	(25,587)

Cash flows from financing activities:
Payments on bridge loan	-	(200,000)
Net borrowings on warehouse line of credit	(4,869,552)	(68,009)
Repurchase of E Preferred	(48,417)	(12,383)
Dividends on E Preferred	(11,583)	(11,818)
Payment on capital lease obligation	-	(18,420)

Net cash used in financing activities	(4,929,552)	(310,630)

Net increase in cash	1,114,843	3,192,459
Cash at beginning of period	2,755,659	707,851

Cash at end of period	$3,870,502	$3,900,310

Non-cash financing activities:
Conversion of C Preferred to common stock	$-	$34,359

Issuance of preferred stock of subsidiary for marketable securities	$800,000	$-

Supplemental cash flow information:
Cash paid for interest	$276,025	$27,937

Income taxes were not significant during the periods presented
See accompanying notes

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited interim consolidated financial statements

The interim financial data in these consolidated financial statements are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of October 31, 2003, and the results of their operations and their cash flows for the three and six months ended October 31, 2003 and 2002. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2004. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished. The Company’s annual report on Form 10-KSB for the year ended April 30, 2003 should be read in connection with this quarterly report.

Note 2. Impact of recently issued accounting statements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No.150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No.150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to the Company for quarters presented since minimal activity occurred in 2003 and no grants were made to employees during the period.

Note 3. Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.

	Three Months Ended October 31, 2002
	As Originally Filed	As Reclassified	Difference

Broker commissions	$14,780,927	$14,730,676	$(50,251)
Sales of loans, net	-	50,251	50,251
Cost of revenues – broker commissions	10,825,142	10,777,063	(48,079)
Selling and marketing expenses	-	48,079	48,079

	Six Months Ended October 31, 2002
	As Originally Filed	As Reclassified	Difference

Broker commissions	$25,825,800	$25,775,549	$(50,251)
Sales of loans, net	-	50,251	50,251
Cost of revenues – broker commissions	19,004,203	18,937,798	(66,405)
Selling and marketing expenses	-	66,405	66,405

The amounts were reclassified in 2002 to conform with 2003 presentation.

Note 4. Segment disclosure

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on revenues and net income. For the three and six months ended October 31, 2003 and 2002, management has provided the following information with respect to its operating segments (in thousands).

	For the three months ended October 31, 2003 and 2002
	Revenues		Net Income		Assets
	2003	2002	2003	2002	2003	2002

Loan brokering	$16,034	$14,732	$(172)	$574	$6,704	$6,149
Mortgage banking	10	50	(79)	36	2,696	1,000
Notary Services	337	233	72	35	169	122
Real Estate Brokerage	170	134	10	(4)	17	7

	$16,551	$15,149	(169)	641	9,586	7,278

Corporate			1	(226)	466	293

Total			$(168)	$415	$10,052	$7,571

For the six months ended October 31, 2003 and 2002

	Revenues		Net Income
	2003	2002	2003	2002

Loan brokering	$34,505	$25,628	$(65)	$646
Mortgage banking	163	50	(135)	28
Notary Services	1,147	590	333	73
Real Estate Brokerage	321	288	11	(2)

	$36,136	$26,556	144	745

Corporate			2	(226)

Total			$146	$519

Prior year unallocated corporate expenses consisted primarily of impairment of goodwill.

Note 5. Loans Held for Sale

Loans held for sale consist of conventional uninsured mortgages originated by the Company, with various interest rates. Details of the loans are as follows:

	October 31, 2003			April 30, 2003

		(Unaudited)

Loans Range	Number of Loans	Total Loan Amount	Average Interest Rate	Number of Loans	Total Loan Amount	Average Interest Rate

$20,000 to $100,000	2	143,000	7.06%	9	$533,712	9.33%
$100,001 to $200,000	3	404,750	6.71%	11	1,677,968	5.89%
$200,001 to $300,000	2	527,200	6.75%	5	1,181,350	5.63%
$300,001 to $400,000	2	744,000	6.06%	4	1,356,800	5.63%
Over $400,000	1	877,500	5.50%	6	2,851,793	5.81%

		2,696,450
Less allowance for loans Losses		(38,041)			-

Total	10	2,658,409		35	$7,601,623

During the three and six months ended October 31, 2003, American Residential Funding, Inc. ("AMRES") suffered losses from the sales of its loans because of a substantial increase in prime lending interest rates for residential customers, which reduce the value of the portfolio.

Note 6. Marketable Securities

The Company’s marketable equity securities are classified as "available-for-sale" in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, such investments are presented as current assets and are carried at their estimated fair values, based on market quotations, in the accompanying consolidated financial statements. Unrealized gains and losses are excluded from net income (loss) and reported as a separate component of shareholders’ equity, net of related deferred taxes, and as a component of comprehensive income at October 31, 2003. At October 31, 2003, there are no current year or cumulative gains or losses to be recorded. When management determines that investments are permanently impaired, it records a provision for loss to operations. Marketable securities may include restricted common stock of publicly traded companies.

Note 7. Goodwill

For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $195,247 at October 31, 2003. Goodwill, during the periods presented, was not amortized in accordance with SFAS 142. Management believes the carrying value of goodwill will be recovered through future cash flows.

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

Note 9. Accrued Liabilities

Accrued liabilities consist of the following as of:

	October 31, 2003	April 30, 2003
	(unaudited)
Accrued loss contingencies	$208,500	$300,000
Accrued salaries and benefits	79,713	143,645
Accrued losses for state audits	99,000	-
Accrued professional fees	37,900	71,210
Accrued interest	11,813	17,482

	$436,926	$532,337

Note 10. Earnings Per Share

Dilutive securities which are included in the calculation of earnings per share for the six months ended October 31, 2003, include the Series D Convertible Preferred Stock, the Series E Convertible Preferred Stock, and the Series F Convertible Preferred Stock into approximately 3,245,581 shares of common stock; such amounts during the three months ended October 31, 2003 were not included in the computations of loss per share since the effects are antidilutive. Dilutive securities included in the calculation of dilutive earnings per share for the three and six months ended October 31, 2002, include the Series C Preferred, the Series A Preferred, Laguna warrants and employee options convertible into approximately 8,007,080 and 8,008,580 shares of common stock, respectively.

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

SERIES E CONVERTIBLE PREFERRED STOCK

During the six months ended October 31, 2003, ANZA repurchased 48,417 shares of Series E Convertible Preferred Stock for $48,417. Also during the period, the Company declared and distributed $11,583 of dividends relating to the Series E Convertible Preferred Stock.

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

The Company has accounted for the Class A preferred stock of its subsidiary by reflecting such preferred stock as a non-current liability in the consolidated financial statements. As discussed above, the Class A preferred stock accrues dividends at a rate of 10% per annum. As of October 31, 2003, the Company accrued $23,232 of dividends on this Class A preferred stock, and charged such costs to operations.

Note 12 . Contingencies

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

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The Company filed a demurrer to the Complaint in an effort to have the court dismiss AMRES, or in the alternative to dismiss certain causes of action against AMRES, which was granted in part, however, the Company was asked to file an Answer. The Company recently filed an Answer and Cross-Complaint against Oaktree and most of the other defendants. Limited discovery has occurred and no prediction can be made as to the outcome of this case. However, it is the belief of the Company and of legal counsel that the maximum exposure attributable to this lawsuit is $140,000. The Company has accrued a liability for this amount in the consolidated financial statements as of October 31, 2003 and April 30, 2003.

Other Actions

In the prior quarter AMRES accrued $105,000 related to two separate actions in which plaintiffs alleged certain improprieties against certain branch managers. The Company has since settled these actions for a total amount of $13,500. As such, in the current quarter, the Company reduced accrued expenses by $91,500 related to these actions, with a corresponding reduction to general and administrative expenses.

In October 2003, a lawsuit was filed against the Company, AMRES, and its Chief Executive Officer by a former employee. The Complaint alleges breach of contract and fraud arising out of the plaintiff’s employment with the Company, and requests damages in excess of $2,000,000, plus attorneys’ fees, interest, penalties, and punitive damages.

In November 2003, a lawsuit was filed against the Company, its wholly-owned subsidiary American Residential Funding, and its Chief Executive Officer by a former employee. The Complaint alleges breach of contract and fraud arising out of the plaintiff’s employment with the Company, and requests damages in excess of $5,000,000, plus attorneys’ fees, interest, penalties, and punitive damages.

The Company is vigorously defending both of these lawsuits although the Company believes that the actions lack merit. The Company has not yet filed an answer to the Complaints, but has filed demurrers to the complaints in an effort to have the court dismiss all defendants. The cases are at a stage where no discovery has been taken and no prediction can be made as to the outcome of these cases. As such, the Company has not recorded a provision for losses in the accompanying consolidated financial statements related to these two actions.

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company’s financial position, results of operations and cash flows. All legal costs are expensed as incurred.

Indemnifications

On December 9, 2002, the Company received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. AMRES executed and provided an indemnification agreement to HUD, as requested. On February 13, 2003, HUD notified AMRES that (i) without the loans originated by this particular loan officer, AMRES’ default and claim rate would be an acceptable level to HUD, and (ii) as a result of the termination of that loan officer, and the indemnification agreement, the matter was closed. The Company carries errors and omissions insurance coverage, which may offset any potential losses, which may be incurred by the Company with respect to these loans. The Company’s insurance carrier has granted representation by counsel to AMRES. The Company maintained an accrual of $55,000 in the accompanying consolidated financial statements at October 31, 2003 and April 30, 2003 to account for the potential deductible the Company could incur if all of these loans result in losses. No losses have been paid to date for the Company’s indemnification liability.

State Audits

AMRES is subject to certain state audits, which are typical in this industry. Often these audits uncover instances of non-compliance with various state licensing requirements. These instances of non-compliance may also translate into a particular state levying a fine or penalty against the Company. During the six months ended October 31, 2003, the Company resolved actions with the states of Arizona, and Nevada paying settlements totaling $30,000. Subsequent to October 31, 2003, AMRES settled and paid an additional $59,000 to the state of Kansas. AMRES is currently under going audits in the states of Maryland, Virginia and Washington. The Company believes it is likely that a total of an additional $40,000 in fines and penalties may ultimately be levied from these three states. The Company has accrued $99,000 in the accompanying consolidated balance sheet as of October 31, 2003.

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

OVERVIEW

We are a holding company which currently operates primarily through three (3) active subsidiaries, namely American Residential Funding, Inc., a Nevada corporation (AMRES), Expidoc.com, Inc., a California corporation (Expidoc), and Bravo Realty.com, a Nevada corporation (Bravorealty.com). Bravo Real Estate Services, Inc. (Bravo Real Estate Network) and Titus Real Estate LLC, a California limited liability company (Titus Real Estate), are currently non-operational.

Anza Capital, Inc. (ANZA) is a financial services company, whose primary subsidiary, American Residential Funding, Inc. (AMRES), provides home financing through loan brokerage and banking. Another subsidiary, Expidoc.com, arranges for notaries to perform loan document signing services for lenders, the largest being Ditech.com. Bravo Realty.com, a real estate sales company has had limited operations in the last two years and has been operating at a break-even pace for the past twelve months.

AMRES has provided the majority of consolidated revenue for the three and six months ended October 31, 2003, representing approximately 95% of consolidated revenues. Brokerage activities comprise substantially all of the revenues of AMRES. Over sixty percent (60%) of the loan business of AMRES has been home refinancing during 2002. As rates appear to have bottomed in late June 2003, AMRES has seen a significant drop in loan applications for refinancing compared to last year. Refinancing is currently about 40% of loan production. This, coupled with seasonal declines, should cause a revenue drop in November 2003 through March 2004, at which time the spring rebound in home sales is expected to occur. Loan production in our highest month of July 2003 totaled 1,394 loans. With loan production currently around 750 loans per month, and without the effect of offsetting measures, business may drop to an estimated 600 loans per month or lower.

The Mortgage Banking Association expects a decline in refinancing to $434 billion in 2004 versus $2.19 trillion in 2003. The industry and AMRES are currently impacted by the significant decline in refinancings in the fourth quarter of calendar 2003. AMRES has established various business initiatives to reduce its reliance on the refinancing market. These initiatives include:

•          Expanding its mortgage banking operations, with emphasis on sub-prime lending, as there is a higher level of profitability delivered from banking these loans compared to brokering these loans. This initiative includes establishing a wholesale operation, which would allow AMRES to fund loans brokered by other companies.
•          Building strategic alliances with other business models such as loan lead generators, builders, realtors and trade associations.
•          Promoting more direct-to-consumer lending, through marketing, with products that are less sensitive to fluctuations in interest rates, such as home equity loans, construction loans and sub-prime loans. Areas we will explore for expansion include Loancomp.com Loan.com, maxrelo.com, builder business, Lending Tree and joint ventures with other sources of loans such as debt counselors, realtor associations and affinity groups.
•          Continuing to solicit new branches to join our network, especially those branch operations that are "purchase-home sensitive."
•          Reducing operating costs through efficiencies generated by new software and operating systems.

We have experienced a slow-down in business during the three months ended October 31, 2003, compared to the previous quarter ended July 31, 2003. We have reduced our headcount for non-commissioned personnel since July 31, 2003 by an amount in excess of 50 individuals, in an effort to reduce our labor and overhead. This reduction relates primarily to contract workers and temporary employees. As we continue to experience a significant slow down in the refinance business, and if we are unsuccessful in the business initiatives described above to expand our sources of revenue, we are prepared to take immediate actions to reduce our cost structure. If our total loan volume continues to decline, we will need fewer personnel to carry out the functions needed to support the loan process. Specifically, we would further reduce headcount in such areas as compliance, accounting and marketing. We are prepared to reduce our operating expenses by as much as 25%, if conditions warrant.

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

During the six months ended October 31, 2003, AMRES mortgage banking operations sold 38 loans, incurring a loss of approximately $134,000. The loss incurred on these loans was a result of a sudden increase in interest rates prior to our committing the loans for sale, and the mix of prime and sub-prime loans funded during the period.  The Company had a higher mix of prime loans than anticipated.  Prime loans generally are less profitable than sub-prime loans and, as a result, losses were incurred.  The loss is reflected in the consolidated financial statements for the six months ended October 31, 2003. We do have in place guaranteed contracts in which we can "pre-sell" loans funded on our line. These guaranteed contracts are only valid provided we "lock a rate" and complete all funding procedures required prior to the rate lock expiration. As discussed below, we believe we have adequately addressed the issues that created the losses on these particular loans, limiting our exposure in future periods for similar losses to occur.

The AMRES mortgage banking platform, which will allow the transformation from predominately a mortgage broker to a banker, is currently closing approximately $5,000,000 loans monthly, versus over $160,000,000 in brokered loans monthly for AMRES as a whole. This increase in banking, if managed properly, could allow profitable operations at lower levels of volume. AMRES mortgage banking currently has a staff of 7, and is expanding as quickly as loan volume permits, and as quality control and additional experienced employees allow. It is anticipated that monthly loan production could increase to $30,000,000 in four to six months, when seasonal revenues are higher. Warehouse lines to fund loans have been increased to $13,000,000 with First Collateral Services, and new and experienced senior management is currently in place. AMRES mortgage banking has established relationships with several investors to purchase our funded loans, including IndyMac Bank, Countrywide Funding, and others. AMRES has purchased software (DataTrack) to manage the mortgage banking process, as well as software to provide our branches with automated underwriting (LoanScore).

AMRES has recently established a corporate managed "direct to consumer" loan production division. The corporate loan officers and processors are purchasing Internet leads from proven providers such as LendingTree.com. Although it is still in a development stage, this division is starting to produce a positive cash flow. We are targeting 10-15% of AMRES total loan production to come from this new division by Spring 2004.

We have slowed down the number of new branches due to an increase in quality standards, minimum volume requirements, and state preferences. Our branch count currently numbers approximately 160, down from approximately 200 at April 30, 2003. We continue to monitor all of our branches for "probation" and possible termination to continually ensure that we are focusing our resources on the most productive branches. AMRES has been fortunate to lure loan production officers from our competitors. As the mortgage industry contracts, AMRES will attempt to attract additional branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

We expect we may incur additional expenses from state compliance audits, loans brokered with recourse back to AMRES, and unpaid branch liabilities. While we believe we have set aside adequate reserves for these issues, there are no guarantees, due to the very high volume of past loans.

Expidoc.com, our loan document signing/notary service, has provided ANZA Capital with over $375,000 in cash flow for the six months ended October 31, 2003. However, Expidoc has seen a 75% drop in new orders from their largest customer, Ditech.com. We anticipate Expidoc will remain profitable as we continue our marketing efforts to secure additional clients.

CRITICAL ACCOUNTING POLICIES

Anza’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza, including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and losses on loans held for sale and indemnifications associated with loans brokered. In addition, we are subject to litigation in the normal course of business. We assess the probability and financial exposure when determining when a liability for losses should be recorded. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recoverability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than hold them for investment. AMRES sells loans to institutional loan buyers under an existing contract. AMRES sells the servicing rights to its loans at the time it sells those loans. At the time a loan is sold, AMRES has no continuing interest since servicing rights are transferred at the time of sale in accordance with paragraph 5 of SFAS 140. Recourse provisions generally relate to first payment defaults, or breach of representations and warranties, or fraud, with respect to the loans sold. The recourse provision, because of its very brief term (30 days), is not practical to value in accordance with paragraph 6 of SFAS 140, since the value is de minimum. In the event AMRES management becomes aware of a default, the financial asset and liability is reinstated and an assessment of the impact of losses is made. To date, AMRES has not repurchased a loan as a result of its origination practices.

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

Valuation of Long-Lived and Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 142, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. The net carrying amount of goodwill is $195,247 at October 31, 2003. Management believes the carrying value of goodwill will be recovered through future cash flows.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2003 and 2002, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2002

Revenues

Revenues increased by $1,402,739, or 9.3%, to $16,551,275 for the three months ended October 31, 2003, compared to $15,148,536 for the three months ended October 31, 2002. The growth in revenues is primarily attributable to the expansion and growth of AMRES, primarily through the brokering of loans, and the growth of Expidoc.com, when compared to the prior year. Sequentially, our revenues declined from $19,593,343 for the three months ended July 31, 2003, to $16,551,275 for the three months ended October 31, 2003. This decline is the result of a decline in loan production stemming from the spike in interest rates in late June and July 2003. As interest rates rise, the refinance market declines, contracting the market of interested borrowers beyond those borrowing for the purchase of their primary residence. Management believes that continued increases in interest rates could slow the rapid growth ANZA has experienced over the last two fiscal years.

Revenues for Expidoc increased by approximately $104,000 to $337,000 in the 2003 quarterly period versus the prior-year period. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. Sequentially, revenues for Expidoc declined from approximately $810,000 to $337,000, primarily as a result in a decline in business overall and a decline in business from its largest customer, Ditech.com. We are marketing to acquire new customers to become less dependent on a few primary customers.

Bravorealty.com became operational in January of 2001. For the three months ended October 31, 2003, revenues increased slightly to $170,343 compared with revenues of approximately $134,000 for the period ending October 31, 2002. We have recently invested management time and resources to determine the most appropriate manner to grow this business. This has included looking at a franchise type model. We have made some initial capital outlays to further examine whether this is a viable option to grow this business. Management has determined that no significant changes will take place for the balance of 2003 calendar year with the Bravorealty.com business model.

Costs of Revenues

Commissions are paid on loans funded. Commissions increased by $53,312 or less than 1%, for the three months ended October 31, 2003, to $10,830,375 from $10,777,063 for the three months ended October 31, 2002. As a percentage of revenue, the cost of revenue decreased by 4.9%, to 68.3% compared to 73.2% for the three months ended October 31, 2003 and the three months ended October 31, 2002, respectively. This decrease is attributable to a change in overall spending by the net branch operations based on the recent slow down in the refinance market. After the corporate fee is paid from every dollar earned by a net branch, the remaining amount is ultimately paid out in the form of commissions or general and administrative expenses (office rents, compensation for office personnel, etc). Many of our net branches expanded their operations in early fiscal year 2004 to keep up with the large refinance business. In recent months, loan originations have decreased by as much as 65% in some areas. As such, for many of the branch operations, the revenue base has declined at a faster pace than they have been able to shed overhead costs. As such, a larger percentage of their total earned dollars have been directed to administrative type expenses, as opposed to being paid out in the form of commissions.

Notary and other costs associated with Expidoc.com and Bravorealty.com increased by $96,305, or 42.1%. This increase is directly related to the increase in revenues generated from these entities, especially Expidoc.com.

Consolidated gross profit increased by $1,253,122, or 30.2% for the three months ended October 31, 2003 to $5,396,080 from $4,142,958 for the three months ended October 31, 2002.

General and Administrative Expenses

General and administrative expenses totaled $2,341,903 for the three months ended October 31, 2003, compared to $1,804,981 for the three months ended October 31, 2002. This increase of $536,922 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion . As a percentage of revenue, general and administrative expenses increased by approximately 2.1%. If changes and interest rates and other factors continue to put downward pressure on our sources of revenue, we will need to find ways to reduce our general and administrative expenses to offset some of the loss in profitability due to decreased revenue.

Salaries and Wages

Salaries and wages totaled $2,991,861 in three months ended October 31, 2003, compared to $1,731,052 for the three months ended October 31, 2002. The increase of $1,260,809 is directly related to the expansion of AMRES operations. During the quarter ended October 31, 2003, our employee base averaged approximately 211 non-commissioned individuals. Further, the addition of many high producing branches has added significant payroll costs. In an order support the rapid increase in loan volume, we nearly doubled the number of support staff at our corporate headquarters in the areas of compliance, accounting and human resources. Should we continue to experience downward pressure on our sources of revenue, we will need to implement cost reduction measures in the area of salaries and wages. We have already implemented some of these types of cost containment measures by not re-hiring for certain positions which have become open due to terminations or resignations.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the three months ended October 31, 2003 amounted to $96,214 compared to $48,079 in the prior period. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

Interest expense was $303,271 as of October 31, 2003, compared to $45,106 as of October 31, 2002. This increase is associated with higher average balances on our warehouse line of credit. This line is utilized to fund loans in our mortgage banking operations. During the first quarter of 2002, the mortgage banking operations were just getting started. As of October 31, 2003, we have authorization for $13,000,000 to be drawn against our warehouse line of credit

Interest Income

Interest income amounted to $168,877 for the three months ended October 31, 2003 compared to $51,583 for the three months ended October 31, 2002. The increase in interest income during the current period is directly related to our increased cash balances available to earn interest. As of October 31, 2003, our cash balance was $3,870,502. Although we ended the prior years quarter with significant cash on hand (approximately $3.9 million), the available balances prior to October 31, 2002 were significantly less so that the average available cash balance to earn interest was much higher in the current three month period .

Income Taxes

Our income taxes have not been material during the periods presented because of utilization of Anza’s net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2003 and 2004. In 2003, we deducted losses associated with the LoanNet transactions, as we sold our rights to the shares originally issued for the exchange transaction in February 2000. The loss deduction amounted to approximately $2.1 million. No deferred tax asset was previously recorded for this loss deduction. The Company has no significant current or deferred income tax expense during the periods presented.

Net Loss

We incurred a net loss for the three months ended October 31, 2003 in the amount of $168,292, or $(0.03) per share compared with a net income of $415,283, or $0.19 per share for the three months ended October 31, 2002. The loss experienced during the quarter ended October 31, 2003 is directly related to our inability to reduce operating expenses, while revenues were declining from the previous levels experienced in quarter ended July 31, 2003. We anticipate reducing our costs to limit or avoid losses in the near future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2002

Revenues

Revenues increased by $9,579,831 or 36.1%, to $36,136,299 for the six months ended October 31, 2003, compared to $26,556,468 for the six months ended October 31, 2002. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans, and the growth of Expidoc.com. During May 2003 and the early part of June 2003, interest rates were at near record lows. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth ANZA has experienced over the last two fiscal years. In recent months, the mortgage industry has seen a significant reduction in loan originations.

More significantly, the increase in loan production in the branch program at AMRES was the major contributor to the growth in revenue. AMRES was comprised of approximately 160 branches as of October 31, 2003, compared to nearly 225 branches as of October 31, 2002. We made a concerted effort to close certain net branches that were not producing an adequate volume in monthly loan production. This has allowed us to concentrate our resources on the best performing branches. For the six months ended October 31, 2003, the total revenue associated with the AMRES Branches was approximately $29.2 million, compared to total revenue associated with the AMRES Branches of $22.1 million for the six months ended October 31, 2002. The mortgage banking division of AMRES is expected to continue its expansion over the next year to offset expected declines in our brokerage business.

Revenues for Expidoc also increased significantly, approximately $1,147,000 for the period ended October 31, 2003 compared to approximately $390,000 for the period ended October 31, 2002. The increase is primarily a result of Expidoc.com refocusing its market strategy to secure higher volume customers as compared to servicing many low-volume customers. This change in focus is evidenced by the securing of business with such customers as Ditech.com. Management believes this to be the best strategy to focus on, as it allows Expidoc to both benefit from economies of scale and provide the highest level of service to its customer base. Management realizes that the loss of any one significant customer could have a material negative impact on the growth and profitability of Expidoc. As such, we have begun a marketing campaign to acquire new customers and have increased our customer base to 15 as of October 31, 2003. However, in recent months, Expidoc has seen a significant drop in business with Ditech.com, which is consistent with the fluctuation currently being experienced by the mortgage industry as a whole (loan originations down by nearly 65% from recent months).

Bravorealty.com became operational in January of 2001. For the six months ended October 31, 2003, revenues declined slightly to approximately $321,000 compared with revenues of approximately $341,000 for the period ending October 31, 2002. This decline can be partially attributed to our shift in focus to update and improve the current business model. We have reviewed the current model and have determined that a new model, perhaps a franchise type model could provide us the best opportunity to grow our real estate business quicker and with a higher degree of profitability. As such, during the six month period, we invested capital and management resources to explore this venture. We do not intend to invest additional capital, or invest a great deal of additional management resources to explore a new business model for the balance of the current calendar year.

Costs of Revenues

Commissions are paid on loans funded. Commissions increased by $5,249,482 or 27.7%, for the six months ended October 31, 2003, to $24,187,280 from $18,937,798 for the six months ended October 31, 2002. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue decreased by 3.4%, to 70.1% compared to 73.5% for the six months ended October 31, 2003 and the six months ended October 31, 2002, respectively. This increase is attributable to a higher percentage of total loan volume being closed by the branch operations. We earn a flat percentage on all loans closed within the branch program (.375% of the total loan value, with a minimum fee of $550). By comparison, our split with the corporate branches fluctuates based on the level of monthly commissions, with AMRES earning a higher percentage of the total commission as the monthly revenue increases. Thus, in any period in which there is a larger percentage of revenue growth associated with the net branches, our total commissions expense would tend to be higher as a percentage of revenue.

Notary and other costs associated with Expidoc.com and Bravorealty.com increased by $390,290, or 79.9%. This increase is directly related to the increase in revenues generated from these entities, especially Expidoc.com.

Consolidated gross profit increased by $3,940,059, or 55.3% for the six months ended October 31, 2003 to $11,070,763 from $7,130,704 for the six months ended October 31, 2002.

General and Administrative Expenses

General and administrative expenses totaled $4,991,576 for the six months ended October 31, 2003, compared to $3,419,397 for the six months ended October 31, 2002. This increase of $1,572,179 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion .

For the six months ended October 31, 2003, we have recorded a provision for State audits in the amount of $99,000. In addition, we paid fines and penalties amounting to $30,000 during the six month period. These amounts relate to fines and penalties paid or expected as a result of those audits due to non-material compliance issues with state licensing requirements. We have grown rapidly over the last year or so and have attempted to put in place the appropriate infrastructure and resources to meet the demands of our growth. We believe that our infrastructure has caught up to the rapid growth and that many of the issues which may result in compliance fees and or penalties being levied in the current period have been addressed to minimize such fines and penalties in future periods. Fines and penalties for the six months ended October 31, 2002 were not significant.

Salaries and Wages

Salaries and wages totaled $5,641,998 in the six months ended October 31, 2003, compared to $2,966,157 for the six months ended October 31, 2002. The increase of $2,675,841 is directly related to the expansion of AMRES operations. As of October 31, 2003, our employee base was just under 190 non-commissioned individuals. Further, the addition of many high producing branches has added significant payroll costs. In order to support the rapid increase in loan volume experienced earlier in the year, we nearly doubled the number of support staff at our corporate headquarters in the areas of compliance, accounting and human resources. Should we continue to experience downward pressure on our sources of revenue, we will need to implement cost reduction measures in the area of salaries and wages. We have already implemented some of these types of cost containment measures by not re-hiring for certain positions which have become open due to terminations or resignations.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the six months ended October 31, 2003 amounted to $213,059 compared to $66,405 in the prior period. The increase in total dollars spent on selling and marketing for the six months ending October 31, 2003 is consistent with the increase in revenue experienced during the current six month period.

Interest Expense

Interest expense was $376,071 as of October 31, 2003, compared to $64,608 as of October 31, 2002. This increase is associated with higher average balances on our warehouse line of credit. This line is utilized to fund loans in our mortgage banking operations. In the prior year, the mortgage banking operations were just getting started. As of October 31, 2003, we have authorization for $13,000,000 to be drawn against our warehouse line of credit

Interest Income

Interest income amounted to $298,145 for the six months ended October 31, 2003 compared to $54,887 for the six months ended October 31, 2002. The increase in interest income during the current period is directly related to our increased cash balances available to earn interest. As of October 31, 2003, our cash balance was $3,870,502. Although we ended the prior year period with significant cash on hand (approximately $3.9 million), the available balances prior to October 31, 2002 were significantly less so that the average available cash balance to earn interest was much higher in the current six month period .

Income Taxes

Our income taxes have not been material during the periods presented because of utilization of Anza’s net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2003 and 2004. In 2003, we deducted losses associated with the LoanNet transactions, as we sold our rights to the shares originally issued for the exchange transaction in February 2000. The loss deduction amounted to approximately $2.1 million. No deferred tax asset was previously recorded for this loss deduction. The Company has no significant current or deferred income tax expense during the periods presented.

Net Income

We achieved a net income for the six months ended October 31, 2003 in the amount of $146,204, or $0.03 per share compared with a net income of $519,024, or $0.24 per share for the six months ended October 31, 2002. The decreased profitability experienced in 2003 is related to the increase in operating expenses, as well as certain losses experienced from mortgage banking operations. Management expects to stem losses by curtailing costs and focus on sub-prime lending for loans funded directly by AMRES.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $6,182,084 and $3,528,676 for the six months ending October 31, 2003 and 2002, respectively. For the six months ended October 31, 2003, we recorded a net profit of $146,204 compared to a net profit of $519,024 for the six months ended October 31, 2002. During the current period, the decrease in our loans held for sale was the primary contributor to the net cash provided by operating activities in the amount of $4,943,214. In the prior period, the major contributor to cash provided by operating activities was an increase in commissions payable in the amount of 2,585,931.

Net cash used in investing activities was $137,689 and $25,587 for the six months ended October 31, 2003 and 2002, respectively. For the six months ended October 31, 2003, net cash used in investing activities relates solely to the purchase of equipment. For the prior period, net cash used in investing activities related primarily to purchases of equipment in the amount of $24,502.

Net cash used in financing activities was $4,929,552 and $310,630 for the six months ended October 31, 2003 and October 31, 2002, respectively. The most significant contributor to the cash used in financing activities during the current period relates primarily to repayments on our warehouse line of credit in the amount of $4,869,552. For the six months ended October 31, 2002, repayments on the bridge loan was the primary contributor to cash used in financing activities in the amount of $200,000. The warehouse line of credit is secured by first and second trust deed mortgages.

Liquidity

Our cash on hand at October 31, 2003 amounted to $3,870,502; however, our working capital was $2,284,398. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which includes our warehouse line of credit. We have no long-term debt which we need to service in the near term. Although we incurred losses during the six months ended October 31, 2003 in the amount of approximately $134,000, we believe we can curtail such losses in the future by focusing on more profitable lending, and by monitoring our costs. There are no assurances that such losses can be avoided in the near future. We believe that our existing working capital is sufficient to enable us to operate as a going concern over the next twelve months.

We maintain a warehouse line of credit in the amount of $13,000,000. Maintaining an adequate warehouse line of credit is critical to our growth plans for our mortgage banking operations. Any significant reduction in the borrowing limits or significant changes in terms could have a negative impact on our ability to expand the mortgage banking operations at the pace and with the degree of profitability we desire. Further, we have traditionally experienced no defaults on loans funded through our mortgage banking operations. As we continue to grow this segment of our business, our default rate on these loans may increase. Any significant change in our default rate would have a negative impact on our consolidated financial condition, results of operations and cash flows.

Interest Rates

We are vulnerable to increases in interest rates. Our business over the past two years has increased due to mortgage refinancings which resulted from declining interest rates. The recent increase in interest rates in June and July 2003, has caused a significant decline in refinancing activity. The sub-prime lending market is less vulnerable to increases in interest rates, because interest rates charges to these borrowers is significantly higher and less volatile to changes in interest rates. A continued increase in interest rates could have an adverse impact on the the financial condition, results of operations and cash flows.

Seasonality

We experience slow loan production January through March because of the low number of applications we receive in December and January relative to the other months during the year. We may incur losses during the months of February and March because of seasonality.

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

Oaktree Funding

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

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The Company filed a demurrer to the Complaint in an effort to have the court dismiss AMRES, or in the alternative to dismiss certain causes of action against AMRES, which was granted in part, however, the Company was asked to file an Answer. The Company recently filed an Answer and Cross-Complaint against Oaktree and most of the other defendants. Limited discovery has occurred and no prediction can be made as to the outcome of this case. The Company has recorded a provision of $140,000 as management’s anticipated maximum exposure in this matter.

Former Employees

In October 2003, a lawsuit was filed against the Company, its wholly-owned subsidiary American Residential Funding, and its Chairman and CEO Vince Rinehart by a former employee Leigh Dimarco in the Superior Court of the State of California, County of Orange, case number 03CC12686. The Complaint alleges breach of contract and fraud arising our of the plaintiff’s employment with the Company, and requests damages in excess of $2,000,000, plus attorneys’ fees, interest, penalties, and punitive damages.

In November 2003, a lawsuit was filed against the Company, its wholly-owned subsidiary American Residential Funding, and its Chairman and CEO Vince Rinehart by a former employee Jeff Hemm in the Superior Court of the State of California, County of Orange, case number 03CC13305. The Complaint alleges breach of contract and fraud arising our of the plaintiff’s employment with the Company, and requests damages in excess of $5,000,000, plus attorneys’ fees, interest, penalties, and punitive damages.

The Company is vigorously defending both of these lawsuits although the Company believes that the actions lack merit. The Company has not yet filed an Answer to the Complaints, but has filed demurrers to the complaints in an effort to have the court dismiss all defendants. The cases are at a stage where no discovery has been taken and no prediction can be made as to the outcome of these cases.

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

ITEM 5   Other Information

There have been no events which are to be reported under this Item.

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

Dated: December 12, 2003		/s/ Vincent Rinehart

	By:	Vincent Rinehart
	Its:	President, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director

