Form 10-Q
period 2004-01-31
ANZA CAPITAL INC
filed 2004-03-22
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_       No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No _X_

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___    No ___

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 18, 2004, there were 8,967,460 shares of common stock issued and 4,829,960 shares of common stock outstanding.

ANZA CAPITAL, INC.

TABLE OF CONTENTS

PART I

ITEM 1	Financial Statements	3

ITEM 2	Management’s Discussion and Analysis	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4	Controls and Procedures	27

PART II

ITEM 1	Legal Proceedings	29

ITEM 2	Changes in Securities and Use of Proceeds	29

ITEM 3	Defaults Upon Senior Securities	30

ITEM 4	Submission of Matters to a Vote of Security Holders	30

ITEM 5	Other Information	30

ITEM 6	Exhibits and Reports on Form 8-K	28

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Financial Statements

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2004	April 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,829,939	$2,755,659
Commissions and accounts receivable	1,629,806	2,512,741
Loans held for sale, net	1,926,480	7,601,623
Secured note receivable, current portion	30,000	-
Prepaids and other current assets	72,597	76,748

Total current assets	7,488,822	12,946,771

Property and equipment, net	341,468	253,723
Goodwill	-	195,247
Secured note receivable	150,000	-
Other assets	63,910	22,879

	$8,044,200	$13,418,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$425,428	$677,951
Commissions payable	3,234,361	2,687,511
Warehouse line of credit	1,901,667	7,514,209
Accrued liabilities	622,410	532,337
Other current liabilities	386,825	75,601

Total current liabilities	6,570,691	11,487,609

Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized:
Class D convertible preferred stock, no par value; liquidation value of $126.81 per share; 15,000 shares authorized; 8,201.5 shares outstanding as of January 31, 2004 and April 30, 2003	1,040,222	1,040,222
Class E convertible preferred stock, no par value; liquidation value of $1.00 per share; 250,000 shares authorized; 149,593 and 217,278 shares issued and outstanding as of January 31, 2004 and April 30, 2003, respectively	149,593	217,278
Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800 shares issued and outstanding as of January 31, 2004 and April 30, 2003	313,490	313,490
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,967,460 and 4,967,460 shares issued at January 31, 2004 and April 30, 3003, respectively, and 4,829,960 shares outstanding as of January 31, 2004 and April 30, 2003	4,830	4,830
Additional paid-in capital	13,639,114	13,639,114
Accumulated deficit	(13,673,740)	(13,283,923)

Total stockholders’ equity	1,473,509	1,931,011

	$8,044,200	$13,418,620

See accompanying notes

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003

Revenues:
Broker commissions	$12,431,253	$14,785,313	$46,858,850	$40,546,084
Sales of loans, net	97,897	140,921	208,516	205,950
Notary and other	171,194	387,173	1,638,754	1,117,841

	12,700,344	15,313,407	48,706,120	41,869,875

Cost of revenues:
Broker commissions	8,094,274	9,825,448	32,359,506	28,829,652
Notary and other	136,499	251,462	1,015,000	739,428

	8,230,773	10,076,910	33,374,506	29,569,080

Gross profit	4,469,571	5,236,497	15,331,614	12,300,795

Operating expenses:
General and administrative	2,203,282	2,652,752	7,061,770	5,302,651
Salaries and wages	2,525,064	1,955,153	8,168,243	5,346,746
Selling and marketing	91,448	207,485	304,507	551,546
Impairment of goodwill	195,247	-	195,247	150,000

	5,015,041	4,815,390	15,729,767	11,350,943

Operating income (loss)	(545,470)	421,107	(398,153)	949,852

Interest expense	(37,004)	(38,477)	(336,261)	(103,085)
Interest income	61,556	41,371	359,700	96,258

Net income (loss)	$(520,918)	$424,001	$(374,714)	$943,025

Earnings (loss) per common share:

Basic:
Weighted average number of common shares	4,829,960	2,752,442	4,829,960	2,336,113
Net income (loss) per common share	$(0.11)	$0.15	$(0.08)	$0.40

Diluted:
Weighted average number of common shares	4,829,960	8,027,033	4,829,960	7,610,705
Net income (loss) per common share	$(0.11)	$0.05	$(0.08)	$0.12

See accompanying notes

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended January 31, 2004	Nine Months Ended January 31, 2003

Cash flows from operating activities:
Net income (loss)	$(374,714)	$943,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,055	31,494
Stock-based compensation	-	173,234
Impairment of goodwill	195,247	150,000
Gain on settlement of obligations	-	(51,543)
Amortization of discounts on loans	-	30,726
Amortization of deferred stock compensation	-	57,958
Provision for losses on brokered loans	-	350,000
Changes in operating assets and liabilities:
Decrease in commissions and accounts receivable	882,935	48,528
Decrease in loans held for sale, net	5,675,143	1,001,225
Decrease (increase) in prepaid and other current assets	4,151	(276,297)
(Decrease) increase in accounts payable	(252,523)	743,198
Increase in commissions payable	546,850	972,865
Increase in accrued liabilities	90,073	13,587
Increase (decrease) in other current liabilities	311,224	(30,272)

Net cash provided by operating activities	7,116,441	4,157,728

Cash flows from investing activities:
Acquisitions of property and equipment	(125,800)	(49,004)
Net issuance of secured note receivable	(180,000)	-
Other assets	(41,031)	(5,819)

Net cash used in investing activities	(346,831)	(54,823)

Cash flows from financing activities:
Payments on bridge loan	-	(200,000)
Net repayments on warehouse line of credit	(5,612,542)	(982,184)
Repurchase of Class E Preferred Stock	(67,685)	(20,423)
Dividends on Class E Preferred Stock	(15,103)	(21,995)
Payments on capital lease obligation	-	(18,420)

Net cash used in financing activities	(5,695,330)	(1,243,022)

Net increase in cash and cash equivalents	1,074,280	2,859,883
Cash and cash equivalents at beginning of period	2,755,659	707,851

Cash and cash equivalents at end of period	$3,829,939	$3,567,734

Non-cash financing activities:
Conversion of Class C Preferred Stock to common stock	$-	$122,950

Supplemental cash flow information:
Cash paid for interest	$324,448	$27,937

Income taxes were not significant during the periods presented
See accompanying notes

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited interim consolidated financial statements

The interim financial data in these consolidated financial statements are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of January 31, 2004, and the results of their operations and their cash flows for the three and nine months ended January 31, 2004 and 2003. The results of operations are not necessarily indicative of the operations which may result for the year ending April 30, 2004. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished. The Company’s annual report on Form 10-KSB for the year ended April 30, 2003 should be read in connection with this quarterly report.

Note 2. Liquidity, Risks and Uncertainties

Our cash and cash equivalents on hand at January 31, 2004 amounted to $3,829,939 and our working capital was $918,131. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which includes our warehouse line of credit. We have no long-term debt which we need to service in the near term. We incurred losses during the nine months ended January 31, 2004 in the amount of approximately $374,714, which included charges for impairment of goodwill in the amount of $195,247, losses on loans held for sale in the amount of $134,000, and additional contingent liability accruals in the amount of $295,000. We continue to be burdened by litigation (see Note 11). Although we incur costs to defend such litigation, some of which is reimbursed or paid by insurance, we believe that these matters will ultimately be resolved in a manner which will not have a material adverse impact of our financial condition, results of operations and cash flows.

We are vulnerable to increases in interest rates. Our business during the year ended April 30, 2003, increased due to mortgage refinancings which resulted from declining interest rates. The recent increase in interest rates in June and July 2003 has caused a significant decline in refinancing activity. The sub-prime lending market is less vulnerable to increases in interest rates, because interest rate charges to these borrowers is significantly higher and less volatile to changes in interest rates. A continued increase in interest rates could have an adverse impact on the financial condition, results of operations and cash flows of the Company.

During the nine months ended January 31, 2004, we temporarily ceased the operations of Expidoc because of the loss of our major customer. Expidoc has contributed to the cash flows of the Company’s operations in the past. We will assess when and how Expidoc may return to operations. There are no assurances that Expidoc will ever contribute to operating cash flows in the future.

We experienced a slow down in loan production in January through March of the current year because of the low number of applications we received in the most recent December and January, relative to the other months during the year. We may incur losses during the months of February and March 2004 because of seasonality. We believe that our existing working capital is sufficient to enable us to operate for the next twelve months.

Note 3. Impact of recently issued accounting statements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to the Company for quarters presented since minimal activity occurred in fiscal 2004 or 2003 and no grants were made to employees during the period.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS No.150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No.150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company implementation of SFAS No. 150 did not have a material impact on the Company’s financial statements. As all of the Company’s preferred stock is redeemable for cash at the Company’s option.

Note 4. Reclassifications

Certain prior period amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.

	Three Months Ended January 31, 2003

	As Originally Filed	As Reclassified	Difference

Broker commissions	$14,926,234	$14,785,313	$(140,921)
Sales of loans, net	-	140,921	140,921
General and administrative expenses	3,267,501	2,652,752	(614,749)
Salaries and wages expenses	1,547,889	1,955,153	407,264
Selling and marketing expenses	-	207,485	207,485

	Nine Months Ended January 31, 2003

	As Originally Filed	As Reclassified	Difference

Broker commissions	$40,752,034	$40,546,084	$(205,950)
Sales of loans, net	-	205,950	205,950
General and administrative expenses	6,465,093	5,302,651	(1,162,442)
Salaries and wages expenses	4,735,850	5,346,746	610,896
Selling and marketing expenses	-	551,546	551,546

Note 5. Segment disclosure

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on revenues and net income. For the three and nine months ended January 31, 2004 and 2003, management has provided the following information with respect to its operating segments (in thousands).

	For the three months ended January 31, 2004 and 2003

	Revenues		Net Income (loss)		Assets
	2004	2003	2004	2003	2004	2003

Loan brokering	$12,431	$14,786	$15	$721	$5,726	$5,724
Mortgage banking	98	140	(131)	128	1,927	68
Notary Services	78	256	(207)	57	35	197
Real Estate Brokerage	93	131	(12)	(4)	4	8

	$12,700	$15,313	(335)	902	7,692	4,962

Corporate			(186)	(478)	352	783

Total			$(521)	$424	$8,044	$5,745

Unallocated corporate expenses include salaries for corporate personnel, professional fees for legal and accounting services, and goodwill impairment related to Titus ($20,000 in 2004, $0 in 2003).

	For the nine months ended January 31, 2004 and 2003

	Revenues		Net Income (loss)
	2004	2003	2004	2003

Loan brokering	$46,859	$40,546	$326	$1,424
Mortgage banking	209	206	(213)	155
Notary Services	1,223	646	127	126
Real Estate Brokerage	415	472	(1)	(6)

	$48,706	$41,870	239	1,699

Corporate			(614)	(756)

Total			$(375)	$943

Unallocated corporate expenses include salaries for corporate personnel, professional fees for legal and accounting services, and goodwill impairment related to Titus ($20,000 in 2004, $150,000 in 2003). In prior year, unallocated corporate expenses also included $231,192 in stock based compensation and $30,726 in amortization of loan discounts. There were no such amounts in the current period.

Note 6. Loans Held for Sale

Loans held for sale consist of conventional uninsured mortgages originated by the Company, with various interest rates. Details of the loans are as follows:

	January 31, 2004			April 30, 2003

		(Unaudited)

Loans Range	Number of Loans	Total Loan Amount	Average Interest Rate	Number of Loans	Total Loan Amount	Average Interest Rate

$10,000 to $100,000	7	$332,100	9.59%	9	$533,712	9.33%
$100,001 to $200,000	4	544,660	7.63%	11	1,677,968	5.89%
$200,001 to $300,000	1	250,000	6.00%	5	1,181,350	5.63%
$300,001 to $400,000	1	315,000	6.87%	4	1,356,800	5.63%
Over $400,000	1	484,720	6.38%	6	2,851,793	5.81%

Total	14	$1,926,480		35	$7,601,623

Note 7. Goodwill

Goodwill during the periods presented was not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As of January 31, 2004, management suspended all operations relating to Expidoc due to a sudden shift in customer base and the loss of Expidoc’s major customer. Thus, an impairment charge in the amount of $175,247 was recorded during the quarter to write off all unamortized goodwill related to Expidoc. In addition, the Company recorded an impairment charge in the amount of $20,000 to reduce the carrying value of Titus to zero as of January 31, 2004. As of January 31, 2004, goodwill was reduced to zero.

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

Note 9. Accrued Liabilities

Accrued liabilities consist of the following as of:

	January 31, 2004	April 30, 2003
	(unaudited)

Accrued loss contingencies	$403,500	$300,000
Accrued salaries and benefits	117,997	143,645
Accrued losses for state audits	36,200	-
Accrued professional fees	52,900	71,210
Accrued interest	11,813	17,482

	$622,410	$532,337

Note 10. Per Share Information

Dilutive securities including the Series D Convertible Preferred Stock, the Series E Convertible Preferred Stock, and the Series F Convertible Preferred Stock were not included in the computations of loss per share for the three and nine months ended January 31, 2004 since their effects are antidilutive. Dilutive securities included in the calculation of dilutive earnings per share for the three and nine months ended January 31, 2003, include the Series C Preferred, the Series A Preferred, Laguna warrants and employee options convertible into approximately 5,274,592 shares of common stock.

Note 11. Contingencies

Oaktree Litigation

In March 2003, AMRES was served with a lawsuit brought by Oaktree Funding Corporation (“Oaktree”) against nineteen defendants, including AMRES, the appraiser, escrow company, notary public, and borrowers involved in six different loan transactions brokered by AMRES and funded by Oaktree. The Complaint alleges, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requests damages in excess of $1,500,000, plus attorneys fees, interest, penalties, and punitive damages.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The Company filed a demurrer to the Complaint in an effort to have the court dismiss AMRES, or in the alternative to dismiss certain causes of action against AMRES, which was granted in part, however, the Company was asked to file an Answer. The Company recently filed an Answer and Cross-Complaint against Oaktree and most of the other defendants. Limited discovery has occurred and no prediction can be made as to the outcome of this case. However, it is the belief of the Company and of legal counsel that the maximum exposure attributable to this lawsuit is $140,000. The Company has accrued a liability for this amount in the consolidated financial statements as of January 31, 2004 and April 30, 2003.

First Franklin Litigation

On December 10, 2003, First Franklin Financial Corporation filed claim against AMRES in the Superior Court of the State of California for the County of Orange, alleging a breach of written mortgage purchase agreement. The claim amount is approximately $108,000. AMRES has yet to file an Answer to the Complaint, and has filed Motions asking the court to dismiss on procedural grounds. The Company plans to defend the claim vigorously. Management believes the maximum exposure related to this claim is $50,000, and has accrued the amount in the accompanying financial statements.

Other Actions

In prior quarters AMRES accrued $105,000 related to two separate actions in which plaintiffs alleged certain improprieties against certain branch managers. The Company has since settled these actions for a total amount of $13,500. As such, for the nine months ended January 31, 2004, the Company reduced accrued expenses by $91,500 related to these actions, with a corresponding reduction to general and administrative expenses.

On November 6, 2003, a lawsuit was filed against AMRES and a loan officer alleging Fraudulent Inducement of Contract, Recission, Conversion and Negligence. This claim is for a total amount of $121,000. The loan officer vehemently denies any liability and/or responsibility to the Plaintiff and has hired an attorney to respond to the Complaint on her behalf. AMRES will vigorously defend this lawsuit as AMRES believes that this case lacks merit.

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

On January 23, 2004, a former employee filed claim against AMRES in the Superior Court of California, for the County of Orange. The Complaint alleges breach of oral contract and complaint for damages arising out of the plaintiff’s employment with the Company, and requests damages in excess of $50,000 plus attorney’s fees, interest, penalties and punitive damages. AMRES believes this case lacks merit and is defending vigorously.

The Company is vigorously defending these lawsuits although the Company believes that the actions lack merit. The Company has filed an answer to the complaints. The cases are in the beginning stages of discovery but a prediction cannot be made as to the outcome of these cases. As such, the Company has not recorded a provision for losses in the accompanying consolidated financial statements related to these three actions.

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

During the quarter ended January 31, 2004, the Company received demands from HUD relating to six loans under the indemnification agreement for a total of approximately $170,000. The Company carries errors and omissions insurance coverage, which may offset any potential losses which may be incurred by the Company with respect to these loans. Subsequent to January 31, 2004, the Company received notification from their errors and omissions insurance carrier that their claim for coverage was denied. As a result of this denial, the Company estimated that their total liability under the indemnification agreement is approximately $200,000. The estimate is based upon the $170,000 in demands from HUD on six loans, and an estimated liability of $30,000 relating to three additional loans under the indemnification agreements which are currently in default and no demand has been made. All other HUD loans have been resolved without loss. The Company plans to negotiate payment terms and determine whether and to what extent there will be coverage under a fidelity bond covering acts of employees. No losses have been paid to date for the Company’s indemnification liability. The Company maintained an accrual in the accompanying consolidated balance sheets of $200,000 at January 31, 2004 and $55,000 as of April 30, 2003 related to this matter. The increase in the accrued liability resulted in a charge to general and administrative expense of $145,000 during the three and nine months ended January 31, 2004.

State Audits

AMRES is subject to certain state audits, which are typical in this industry. Often these audits uncover instances of non-compliance with various state licensing requirements. These instances of non-compliance may also translate into a particular state levying a fine or penalty against the Company. During the nine months ended January 31, 2004, the Company resolved actions with the states of Arizona, Kansas, Nevada and Virginia paying settlements totaling $93,800. AMRES is currently undergoing audits in the states of Maryland and Washington. The Company believes it is likely that a total of an additional $30,000 to $40,000 in fines and penalties may ultimately be levied from these three states. The Company has a remaining accrual of $36,200 in the accompanying consolidated balance sheet as of January 31, 2004, which management believes is sufficient to cover any liability related to these audits.

Note 12. Stockholders’ Equity

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

SERIES E CONVERTIBLE PREFERRED STOCK

During the nine months ended January 31, 2004, ANZA repurchased 67,685 shares of Series E Convertible Preferred Stock for $67,685. Also during the period, the Company declared and paid $15,103 of dividends relating to the Series E Convertible Preferred Stock. The Series E preferred is not mandatorily redeemable preferred, however, over the past several quarters, the Company has repurchased over 60,000 shares of the Series E preferred.

PREFERRED STOCK OF SUBSIDIARY

AMRES authorized 1,250,000 shares of Series A Preferred Stock on July 18, 2003. The Series A Preferred Stock has no par value and accrues dividends at a rate of 10% per annum. There are no voting, liquidation, redemption or conversion rights associated with the Series A Preferred Stock. On December 23, 2003, AMRES amended the terms of the Series A Preferred Stock so that it has a face value of $4.00 per share, pays a 3% quarterly cumulative cash dividend, and has a liquidation preference.

On July 18, 2003, we entered into a Securities Exchange Agreement by and between Anza Capital, Inc., American Residential Funding, Inc. (“AMRES”), and Sutter Holding Company, Inc. (“Sutter”).

On December 18, 2003, the parties to the Agreement entered into a Mutual Rescission of Securities Exchange Agreement whereby they agreed to rescind the transactions contemplated by the Agreement in their entirety, and all parties returned all consideration. Anza returned to Sutter the 66,496 shares of Sutter common stock, Sutter returned to AMRES the 1,000,000 shares of Series A Preferred Stock, and Sutter returned to Anza the Warrants.

COMMON STOCK

In December 2003, we issued an aggregate of 4,000,000 shares of common stock to our wholly owned subsidiary, American Residential Funding, Inc., in exchange for 500,000 shares of Preferred Stock of AMRES. This increases the total shares issued to date to AMRES to 4,137,500. All financial impact related to the issuance of shares is eliminated in the consolidated financial statements.

Note 13. Secured Note Receivable

On November 7, 2003, the Company loaned $230,000 to an individual for a property purchase. The loan is secured by a first trust deed on the property. The borrower is required to make interest only payments, at 7.5% per annum, and the entire loan is due on December 1, 2008. Prior to January 31, 2004, a related investor, a direct relative of the Chief Executive Officer of the Company, purchased a portion of the loan for $50,000, leaving the amount owed to the Company at $180,000 at January 31, 2004. In February 2004, the Chief Executive Officer of the Company purchased a portion of the loan for $30,000, leaving the amount owed to the Company at $150,000. There was no gain or loss recorded on the sales of the loan.

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

OVERVIEW

We are a holding company which currently operates primarily through two (2) active subsidiaries.

•  American Residential Funding, Inc., a Nevada Corporation (AMRES) provides home financing through loan brokerage and banking.

•    Bravo Realty.com, a Nevada Corporation (Bravo), is a real estate sales company focused solely in California. Bravo has had limited operations over the last two years.

Inactive Subsidiaries

•  Expidoc.Com, a California Corporation (Expidoc) arranges for notaries to provide document signing services for lenders across the country.

Effective January 31, 2004, we suspended operations at Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc’s largest customer (Ditech.com) ceased using Expidoc as a third party provider of notary services. This event may have a significant impact on our profitability in future periods as Expidoc contributed in-excess of $127,000 net profit during the first three fiscal quarters of the current year. We are still assessing our options to proceed with Expidoc, however, we determined that the remaining goodwill related to our acquisition of Expidoc was impaired, and thus recorded an impairment charge in the amount of $175,247 during the current quarter. If we are unable to operate Expidoc in future periods at similar revenue levels, we will become even more dependant on AMRES to generate revenue and profits.

•       Titus Real Estate LLC, a California limited liability company (Titus Real Estate) and Bravo Real Estate Services, Inc. (Bravo Real Estate Network) are currently non-operational.

As shown below, AMRES has consistently provided the majority of our consolidated revenue. The industry in which AMRES operates can be highly volatile and is largely dependent on interest rates.

Percentage of Total Revenues by Service

	% YTD Revenue January 31, 2004	% YTD Revenue January 31, 2003

Loan Brokering	96.7%	97.3%
Notary Services	2.5%	1.5%
Real Estate Services	0.8%	1.2%

Total	100%	100%

 The Mortgage Banking Association expects a decline in refinancing to $434 billion in 2004 versus $2.19 trillion in 2003. Brokerage activities are greatly influenced by changes in interest rates and comprise substantially all of the revenues of AMRES. As rates appear to have bottomed in late June 2003, AMRES has seen a significant drop in loan applications for refinancing compared to prior periods. Refinancing currently accounts for about 40% of our total loan production. This, coupled with seasonal declines, is the primary reason for our revenue declines in recent quarters compared to prior periods.

 Traditionally, we have experienced increases in our business during the spring and summer when home sales are at their highest levels. Loan production in our highest month of July 2003 totaled 1,394 loans. With loan production currently around 640 loans per month, and without the effect of offsetting measures, business may drop to an estimated 600 loans per month or lower.

 If we are unable to generate additional sources of revenue, our quarterly results will continue to fluctuate and it may be difficult for us to sustain profitable operations. AMRES is establishing various business initiatives to reduce its reliance on the refinancing market. These initiatives include:

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

•       Continuing to solicit new branches to join our network, especially those branch operations that are “purchase-home sensitive.”

•       Reducing operating costs through efficiencies generated by new software and operating systems.

These initiatives are not without risk. During the nine months ended January 31, 2004, AMRES mortgage banking operations sold 38 loans, incurring a loss of approximately $134,000. The loss incurred on these loans was a result of a sudden increase in interest rates prior to our committing the loans for sale, and the mix of prime and sub-prime loans funded during the period. The Company had a higher mix of prime loans than anticipated. Prime loans generally are less profitable than sub-prime loans and, as a result, losses were incurred. We do have in place guaranteed contracts in which we can “pre-sell” loans funded on our line. These guaranteed contracts are only valid provided we “lock a rate” and complete all funding procedures required prior to the rate lock expiration.

We have experienced a slow-down in business during the three months ended January 31, 2004, compared to the previous quarters. We have reduced our headcount for non-commissioned personnel since July 31, 2003 by an amount in excess of 50 individuals, in an effort to reduce our labor and overhead. This reduction relates primarily to contract workers and temporary employees. As we continue to experience a significant slow down in the refinance business, and if we are unsuccessful in the business initiatives described above to expand our sources of revenue, we are prepared to take immediate actions to reduce our cost structure. If our total loan volume continues to decline, we will need fewer personnel to carry out the functions needed to support the loan process. Specifically, we would further reduce headcount in such areas as compliance, accounting and marketing. We are prepared to reduce our operating expenses by as much as 25%, if conditions warrant.

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

The AMRES mortgage banking platform, which will allow the transformation from predominately a mortgage broker to a banker, is currently closing approximately $1,800,000 loans monthly, versus over $150,000,000 in brokered loans monthly for AMRES as a whole. This increase in banking, if managed properly, could allow profitable operations at lower levels of volume. AMRES mortgage banking currently has a staff of 6, and is expanding as quickly as loan volume permits, and as quality control and additional experienced employees allow. It is anticipated that monthly loan production could increase to $30,000,000 in four to six months, when seasonal revenues are higher. Warehouse lines to fund loans have been increased to $13,000,000 with First Collateral Services, and new and experienced senior management is currently in place. AMRES mortgage banking has established relationships with several investors to purchase our funded loans, including IndyMac Bank, Countrywide Funding, and others. AMRES has purchased software (DataTrack) to manage the mortgage banking process, as well as software to provide our branches with automated underwriting (LoanScore).

AMRES has recently established a corporate managed “direct to consumer” loan production division. The corporate loan officers and processors are purchasing Internet leads from proven providers such as LendingTree.com. Although it is still in a development stage, this division is starting to produce a positive cash flow. We are targeting 10-15% of AMRES total loan production to come from this new division by Summer 2004.

We have slowed down the number of new branch additions due to an increase in quality standards, minimum volume requirements, and State preferences. Our branch count is currently approximately 130, down from approximately 200 at April 30, 2003. We continue to monitor all of our branches for “probation” and possible termination to continually ensure that we are focusing our resources on the most productive branches. AMRES has been fortunate to lure loan production officers from our competitors. As the mortgage industry contracts, AMRES will attempt to attract additional branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

We expect we may incur additional expenses from State compliance audits, loans brokered with recourse back to AMRES, and unpaid branch liabilities. While we believe we have set aside adequate reserves for these issues, there are no guarantees, due to the very high volume of past loans.

CRITICAL ACCOUNTING POLICIES

Anza’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza, including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and losses on loans held for sale and indemnifications associated with loans brokered. In addition, we are subject to litigation in the normal course of business. We assess the probability and financial exposure when determining when a liability for losses should be recorded. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recoverability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than hold them for investment. AMRES sells loans to institutional loan buyers under an existing contract. AMRES sells the servicing rights to its loans at the time it sells those loans. At the time a loan is sold, AMRES has no continuing interest since servicing rights are transferred at the time of sale in accordance with paragraph 5 of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Recourse provisions generally relate to first payment defaults, or breach of representations and warranties, or fraud, with respect to the loans sold. The recourse provision, because of its very brief term (30 days), is not practical to value in accordance with paragraph 6 of SFAS 140, since the value is minimal. In the event AMRES management becomes aware of a default, the financial asset and liability are reinstated and an assessment of the impact of losses is made.

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

Valuation of Long-Lived and Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2003

INTRODUCTION

Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues. We have incurred significant non-cash expenses related to the permanent impairment of goodwill during the quarter ended January 31, 2004 ($195,247). In addition, we continue to incur costs and expenses relating to contingencies for on-going legal claims.

	Period Ended January 31, 2004	Period Ended January 31, 2003	Dollar Change	% Change

Revenues	$12,700,344	$15,313,407	$(2,613,063)	(17.1%)
Gross Profit %	35.2%	34.2%	N/A	1.0%
G&A Expenses	2,203,282	2,652,752	(449,470)	(16.9%)
Compensation Expense	2,525,064	1,955,153	569,911	29.2%
Net Income (Loss)	(520,918)	424,001	(944,919)	(222.9%)

Revenues

Revenues decreased by $2,613,063, or 17.1% for the three months ended January 31, 2004, compared to the three months ended January 31, 2003. The decrease in revenues is directly related to changing interest rates and a decline in the refinance business. Sequentially, our revenues declined from $16,551,275 for the three months ended October 31, 2003, to $12,700,344 for the three months ended January 31, 2004. This marks the second consecutive quarter of declining revenue. As interest rates rise, the refinance market declines, contracting the market of interested borrowers beyond those borrowing for the purchase of their primary residence. Management believes that continued increases in interest rates could slow the growth ANZA had been experiencing in prior fiscal years.

In addition, with the suspension of operations at Expidoc, revenues and profitability may continue to decline in future periods.

Bravorealty.com continues to generate only modest revenue and is operating at near break even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potential additional capital outlay, Bravorealty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

Commissions are paid on loans funded. Commissions decreased by $1,731,174 or 17.6%, for the three months ended January 31, 2004, to $8,094,274 from $9,825,448 for the three months ended January 31, 2003. Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $114,963, or 45.7%. These decreases are directly related to the decrease in revenue between the periods.

Consolidated gross profit decreased by $766,926, or 14.6% for the three months ended January 31, 2004 to $4,469,571 from $5,236,497 for the three months ended January 31, 2003. As a percentage of revenue, the gross profit increased by approximately 1.0%. The decrease is attributable to a change in overall spending by the net branch operations based on the recent slow down in the refinance market. After the corporate fee is paid from every dollar earned by a net branch, the remaining amount is ultimately paid out in the form of commissions or general and administrative expenses (office rents, compensation for office personnel, etc). Many of our net branches expanded their operations in early fiscal year 2004 to keep up with the large refinance business. In recent months, loan originations have decreased by as much as 65% in some areas. As such, for many of the branch operations, the revenue base has declined at a faster pace than they have been able to shed overhead costs. As such, a larger percentage of their total earned dollars have been directed to administrative type expenses, as opposed to being paid out in the form of commissions.

General and Administrative Expenses

General and administrative expenses totaled $2,203,282 for the three months ended January 31, 2004, compared to $2,652,752 for the three months ended January 31, 2003. This decrease of $449,470 can be directly attributed to AMRES having fewer net branches in the current period (approximately 130) versus the comparable period in prior year (approximately 200). As such, we had fewer branches spending money on such things as rent, telephone and outside services.

Salaries and Wages

Salaries and wages totaled $2,525,064 in three months ended January 31, 2004, compared to $1,955,153 for the three months ended January 31, 2003. The increase of $569,911 is directly related to the expansion of AMRES’ operations. During the quarter ended January 31, 2004, our employee base averaged approximately 211 non-commissioned individuals versus approximately 110 non-commissioned individuals in the comparable quarter in 2003. Further, the addition of many high-producing branches has added significant payroll costs. In an order support the rapid increase in loan volume, we nearly doubled the number of support staff at our corporate headquarters in the areas of compliance, accounting and human resources. Should we continue to experience downward pressure on our sources of revenue, we will need to implement cost reduction measures in the area of salaries and wages. We have already implemented some of these types of cost containment measures by not re-hiring for certain positions which have become open due to terminations or resignations.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring “leads” which translate into funded loans. Selling and marketing expenses for the three months ended January 31, 2004 amounted to $91,448 compared to $207,485 in the prior period. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Goodwill Impairment

During the current three month period, we recorded an impairment charge in the amount of $195,247 ($175,247 relating to Expidoc and $20,000 relating to Titus). Effective January 31, 2004, all operations at Expidoc have been suspended. As the ultimate direction of Expidoc is unclear at this time, Management believed it necessary to record an impairment charge for all remaining goodwill related to Expidoc. Similarly, we have recorded an impairment charge for all remaining goodwill of Titus as we believe sufficient time has passed without any activity in terms of parties interested in purchasing Titus in its current state.

Interest Expense

Interest expense was $37,004 as of January 31, 2004, compared to $38,477 as of January 31, 2003. Interest expense is primarily related to interest paid on our warehouse line of credit. As of January 31, 2004, we have authorization for $13,000,000 to be drawn against our warehouse line of credit.

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

Net Loss

We incurred a net loss for the three months ended January 31, 2004 in the amount of $520,918, or $(0.11) per share compared with a net income of $424,001, or $0.15 per share for the three months ended January 31, 2003. The loss experienced during the quarter ended January 31, 2004 is directly related to reduced revenues at the operating subsidiaries, increased provision for contingent liabilities related to ongoing lawsuits in the amount of $195,000 and to unusually high corporate expenses related to impairment of goodwill in the amount of $195,247.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2003

INTRODUCTION

Revenue increased for the current nine month period compared to the prior nine month period. However, our revenue declined for the second consecutive quarter. Expidoc is not operating in the fourth quarter of the current year, and it has not been determined whether or not we will be able to operate Expidoc at a profit in future periods. Expidoc generated profits in excess of $127,000 during the current nine month period. We also incurred expenses in the amount of $195,247 for the permanent impairment of goodwill related to Expidoc and Titus, and costs exceeding $195,000 for fines and penalties on state audits and additional contingent liability accruals.

	Period Ended January 31, 2004	Period Ended January 31, 2003	Dollar Change	% Change

Revenues	$48,706,120	$41,869,875	$6,836,245	16.3%
Gross Profit %	31.5%	29.4%	N/A	2.1%
G&A Expenses	7,061,770	5,302,651	1,759,119	33.2%
Compensation Expense	8,168,243	5,346,746	2,821,497	52.8%
Net Income (Loss)	(374,714)	943,025	(1,317,739)	(139.7%)

Revenues

Revenues increased by $6,836,245 or 16.3%, to $48,706,120 for the nine months ended January 31, 2004, compared to $41,869,875 for the nine months ended January 31, 2003. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans, and the growth of Expidoc.com. During May 2003 and the early part of June 2003, interest rates were at near record lows. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth ANZA has experienced over the last two fiscal years. In recent months, the mortgage industry has seen a significant reduction in loan originations.

More significantly, the increase in loan production in the branch program at AMRES was the major contributor to the growth in revenue. AMRES was comprised of approximately 150 branches as of January 31, 2004, currently approximately 130, compared to nearly 200 branches as of April 30, 2003. We made a concerted effort to close certain net branches that were not producing an adequate volume in monthly loan production. This has allowed us to concentrate our resources on the best performing branches. For the nine months ended January 31, 2004, the total revenue associated with the AMRES Branches was approximately $37.5 million, compared to total revenue associated with the AMRES Branches of $31.2 million for the nine months ended January 31, 2003. The mortgage banking division of AMRES is expected to continue its expansion over the next year to offset expected declines in our brokerage business.

Revenues for Expidoc also increased significantly during the current nine months. Revenues for the nine months ended January 31, 2004 were approximately $1,224,000 compared to approximately $646,000 for the period ended January 31, 2003. Effective January 31, 2004, we suspended all operations of Expidoc due to the loss of their major customer. This customer stopped utilizing Expidoc as a third party provider of notary services.

Bravorealty.com continues to generate only modest revenues and is operating at near break-even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potentially additional capital outlay, Bravorealty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

Commissions are paid on loans funded. Commissions increased by $3,529,854 or 12.2%, for the nine months ended January 31, 2004, to $32,359,506 from $28,829,652 for the nine months ended January 31, 2003. Notary and other costs increased $275,572, or 37.3% to $1,105,000. These increases are directly related to the increased revenue generated during the current period.

Gross profit percentage increased by 2.1% to 31.5% from 29.4% for the prior period. This increase is attributable to a higher percentage of total loan volume being closed by the corporate branch operations (as opposed to the net branch operations). We earn a flat percentage on all loans closed within the branch program (.375% of the total loan value, with a minimum fee of $550). By comparison, our split with the corporate branches fluctuates based on the level of monthly commissions, with AMRES earning a higher percentage of the total commission as the monthly revenue increases. Thus, in any period in which there is a larger percentage of revenue growth associated with the corporate branches, our total commissions expense would tend to be lower as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses totaled $7,061,770 for the nine months ended January 31, 2004, compared to $5,302,651 for the nine months ended January 31, 2003. This increase of $1,759,119 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

For the nine months ended January 31, 2004, we have recorded a provision for State audits in the amount of $36,200. In addition, we paid fines and penalties amounting to $93,800 during the nine months ended January 31, 2004. These amounts relate to fines and penalties paid or expected as a result of those audits due to non-material compliance issues with state licensing requirements. We have grown rapidly over the last year or so and have attempted to put in place the appropriate infrastructure and resources to meet the demands of our growth. We believe that our infrastructure has caught up to the rapid growth and that many of the issues which may result in compliance fees and or penalties being levied in the current period have been addressed to minimize such fines and penalties in future periods. Fines and penalties for the nine months ended January 31, 2003 were not significant.

Salaries and Wages

Salaries and wages totaled $8,168,243 in the nine months ended January 31, 2004, compared to $5,346,746 for the nine months ended January 31, 2003. The increase of $2,821,497 is directly related to the expansion of AMRES operations. As of January 31, 2004, our employee base was just under 190 non-commissioned individuals. Further, the addition of many high producing branches has added significant payroll costs. In order to support the rapid increase in loan volume experienced earlier in the year, we nearly doubled the number of support staff at our corporate headquarters in the areas of compliance, accounting and human resources. Should we continue to experience downward pressure on our sources of revenue, we will need to implement cost reduction measures in the area of salaries and wages. We have already implemented some of these types of cost containment measures by not re-hiring for certain positions which have become open due to terminations or resignations.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring “leads” which translate into funded loans. Selling and marketing expenses for the nine months ended January 31, 2004 amounted to $304,507 compared to $551,546 in the prior period. The decrease in total dollars spent on selling and marketing for the nine months ending January 31, 2004 is consistent with the decrease in total net branches as the net branches typically incur costs to acquire leads on potential borrowers. Additionally, the decrease can be directly attributed to the decrease in third party telemarketing costs that have substantial decrease since the national do not call list was been implemented.

Goodwill Impairment

During the nine month ended January 31, 2004, we recorded an impairment charge in the amount of $195,247 ($175,247 relating to Expidoc and $20,000 relating to Titus). Effective January 31, 2004, all operations at Expidoc have been suspended. As the ultimate direction of Expidoc is unclear at this time, management believes it necessary to record an impairment charge for all remaining goodwill related to Expidoc. Similarly, we have recorded an impairment charge for all remaining goodwill of Titus as we believe sufficient time has passed without any activity in terms of parties interested in purchasing Titus in it’s current state.

Interest Expense

Interest expense was $336,261 for the nine months ended January 31, 2004, compared to $103,085 for the nine months ended January 31, 2003. This increase is associated with higher average balances on our warehouse line of credit. This line is utilized to fund loans in our mortgage banking operations. In the prior year, the mortgage banking operations were just getting started. As of January 31, 2004, we have authorization for $13,000,000 to be drawn against our warehouse line of credit.

Interest Income

Interest income increased by $263,442 to $359,700 for the nine months ended January 31, 2004 from $96,258 for the prior period. The majority of our interest income relates to our mortgage banking operations and interest earned on loans prior to our selling the loans to a third party. The increase is due to the fact that in prior year, the mortgage banking operations were just ramping up and thus there was less activity.

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

Net Loss

We incurred a net loss for the nine months ended January 31, 2004 in the amount of ($374,714), or ($0.08) per share compared with a net income of $943,025, or $0.40 per share for the nine months ended January 31, 2003. The decreased profitability experienced in the current period is related to the increase in operating expenses, as well as certain losses experienced from mortgage banking operations, goodwill impairment charges totaling $195,247 and legal accruals totaling $295,000. Management hopes to stop losses by curtailing costs and focus on sub-prime lending for loans funded directly by AMRES.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

Our cash position remains strong with over $3.8 million on hand as of January 31, 2004. Our current assets exceed our current liabilities by more than $900,000. However, if our revenues continue to decline and we are unable to offset the declines by shedding overhead costs, our cash balances will decrease noticeably. In addition, any significant changes to our estimates of exposure from contingent liabilities could have a severe adverse effect on our liquidity and capital resources

Cash Flows

Net cash provided by operating activities was $7,116,441 and $4,157,728 for the nine months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004, we recorded a net loss of $374,714 compared to a net profit of $943,025 for the nine months ended January 31, 2003. In both periods, the decrease in our loans held for sale was the primary contributor to the net cash provided by operating activities in the amount of $5,675,143 and $1,001,225 as of January 31, 2004 and 2003, respectively. In addition, for the current nine months, a decrease in accounts receivable in the amount of $882,935 and an increase in accounts payable and other liabilities in the amount of $58,701 were contributors to the cash provided by operating activities. In the prior period, the other major contributor to cash provided by operating activities was an increase in commissions payable in the amount of $972,865.

Net cash used in investing activities was $346,831 and $54,823 for the nine months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004, net cash used in investing activities relates both to the purchase of equipment in the amount of $125,800 and increase in secured note receivable of $180,000. For the prior period, net cash used in investing activities related primarily to purchases of equipment in the amount of $49,004.

Net cash used in financing activities was $5,695,330 and $1,243,022 for the nine months ended January 31, 2004 and January 31, 2003, respectively. The most significant contributor to the cash used in financing activities during both periods relates primarily to repayments on our warehouse line of credit in the amount of $5,612,542 and $982,184 for the nine months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2003, repayments on the bridge loan also contributed to cash used in financing activities in the amount of $200,000. The warehouse line of credit is secured by first and second trust deed mortgages.

Liquidity

Our cash on hand at January 31, 2004 amounted to $3,829,939 and our working capital was $918,131. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which includes our warehouse line of credit. We have no long-term debt which we need to service in the near term. We incurred losses during the nine months ended January 31, 2004 in the amount of $374,714, which included charges for impairment of goodwill in the amount of $195,247, losses on loans held for sale in the amount of $134,000, and additional contingent liability accruals in the amount of $295,000. We believe we can curtail such losses in the future by focusing on more profitable lending, and by monitoring our costs. There are no assurances that such losses can be avoided in the near future. We believe that our existing working capital is sufficient to enable us to operate as a going concern over the next twelve months.

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

Interest Rates

We are vulnerable to increases in interest rates. Our business over the past two years has increased due to mortgage refinancings which resulted from declining interest rates. The recent increase in interest rates in June and July 2003, has caused a significant decline in refinancing activity. Interest rates appeared to have stabilized for the near term, noting a decline in long-term rates in March 2004. The sub-prime lending market is less vulnerable to increases in interest rates, because interest rates charges to these borrowers is significantly higher and less volatile to changes in interest rates. Significant increases in interest rates could have an adverse impact on our the financial condition, results of operations and cash flows.

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

ITEM 4   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this Quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1    Legal Proceedings

Oaktree Funding

There are no changes to our description of this matter set forth in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

Former Employees

There are no changes to our description of these two (2) matters set forth in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

Re-Opening of Matter with The Department of Housing and Urban Development

On December 9, 2002, we received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of AMRES. We executed and provided an Indemnification Agreement to HUD as requested. On February 13, 2003, HUD notified us that (i) without the loans originated by this particular loan officer, AMRES’ default and claim rate would be at an acceptable level to HUD, and (ii) as a result of our termination of that loan officer, and the indemnification agreement, the matter was closed.

During the quarter ended January 31, 2004, we received a demand from HUD under the indemnification agreement on two (2) claims for a total of approximately $170,000. We are negotiating payment terms and determining whether and to what extent there will be coverage under a fidelity bond covering acts of employees. Our errors and omissions insurance carrier denied coverage for this matter.

Other Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. The aggregate amount of all claims from the various other legal proceedings pending against us is approximately $380,000. In the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2    Changes in Securities and Use of Proceeds

In December 2003, we issued an aggregate of 4,000,000 shares of common stock, restricted in accordance with Rule 144, to our wholly owned subsidiary, American Residential Funding, Inc., in exchange for 500,000 shares of preferred stock of AMRES. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and AMRES is considered an accredited investor. The AMRES preferred stock has a face value of $4.00 per share, pays a 3% quarterly cumulative cash dividend, and has a liquidation preference. The purpose of the transaction was primarily to increase the financial position of AMRES.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5    Other Information

There have been no events which are to be reported under this Item.

ITEM 6    Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 14, 2003.

3.2 (1)	Second Restated Bylaws of Anza Capital, Inc.

4.1 (1)	Certificate of Designation for Series D Convertible Preferred Stock

4.2 (1)	Certificate of Designation for Series E Convertible Preferred Stock

4.3 (1)	Certificate of Designation for Series F Convertible Preferred Stock

10.1 (2)	Mutual Rescission of Securities Exchange Agreement dated December 18, 2003

10.2	Amended and Restated Certificate of Designation for Series A Preferred Stock of American Residential Funding, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003 and filed with the Commission on April 22, 2003.

(2)   Incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission December 23, 2003.

(b)   Reports on Form 8-K

 On December 23, 2003, we filed an Item 2 Current Report on Form 8-K dated December 23, 2003 regarding the rescission of the Sutter Holding Company, Inc. Securities Exchange Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2004
______/s/ Vincent Rinehart________________
	By:	Vincent Rinehart
	Its:	President, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director

