Form 10-K
period 2004-04-30
ANZA CAPITAL INC
filed 2004-08-16
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

    [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

OR

    [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-24512

Anza Capital, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-1273503 (I.R.S. Employer Identification No.)
3200 Bristol Street, Suite 700 Costa Mesa, CA (Address of principal executive offices)	92626 (Zip Code)

Registrant’s telephone number, including area code (714) 866-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No     .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes            No   X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,466,021 based on $0.452, the average of the closing bid and ask price for the common stock on October 31, 2003.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No .

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 15, 2004, there were 9,756,346 shares of common stock issued and 5,618,846 shares of common stock outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

ANZA CAPITAL, INC.

TABLE OF CONTENTS

PART I

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

ITEM 1 — BUSINESS

Business Overview

We are a holding company which currently operates through six (6) subsidiaries, namely American Residential Funding, Inc., a Nevada corporation (AMRES), ExpiDoc.com, Inc., a California corporation (Expidoc), Titus Real Estate LLC, a California limited liability company (Titus Real Estate), Bravo Realty.com, a Nevada corporation (Bravorealty.com), Bravo Real Estate, Inc. (Bravo Real Estate Network), and AMRES Direct, Inc.

General

Anza Capital, Inc. (ANZA) is a financial services company whose primary subsidiary, American Residential Funding, Inc. (AMRES), provides home financing through loan brokerage and banking. Another subsidiary, Expidoc.com, previously arranged for notaries to perform loan document signing services for lenders, but operations of Expidoc were closed down in January, 2004. Bravo Real Estate Services, Inc. was in the process of launching a real estate brokerage franchise business, but operations have ceased. Bravo Realty.com has had limited operations in the last two years and Titus Real Estate LLC is currently non-operational.

AMRES

Loan Making

AMRES is primarily a loan broker, arranging during the fiscal year ended April 30, 2004 an average of greater than $150,000,000 per month in home loans. AMRES, through its agents in some 125 branches (an average of 1-8 agents in each branch) is licensed in 34 states to originate loans. AMRES has a $10,000,000 warehouse line of credit with which to directly fund loans. Currently, less than 5% of total loan volume is funded this way, although this percentage is expected to increase in future periods. AMRES, through its loan agents, locates prospective borrowers from real estate brokers, home developers, and marketing to the general public. After taking a loan application, AMRES processes the loan package, including obtaining credit and appraisal reports. AMRES then presents the loan to one of approximately 420 approved lenders, who then approve the loan, draw loan documents, and fund the loan. AMRES receives a commission for each brokered loan, less what is paid to each agent.

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

The mortgage loans are generally “one-to-four-family” mortgage loans, which are permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one-to-four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan may be secured by an owner-occupied primary residence or second/vacation home, or by a non-owner occupied residence. The mortgaged property may be a mobile home.

In general, no mortgage loan is expected to have an original principal balance less than $30,000. While most loans will be less than $700,000, loans of any size may be brokered to unaffiliated third-party mortgage lenders.

Credit, Appraisal and Underwriting Standards

Each mortgage loan must (i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by the lender for which the loan is brokered or sold. A lender's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. The various lenders underwriting standards generally follow guidelines acceptable to FNMA (“Fannie Mae”) and FHLMC (“Freddie Mac”). The lender’s underwriting policies may be varied in appropriate cases, especially in sub-prime loans.

Mortgage Software and Technology

AMRES currently uses loan origination software developed by an independent third party. The software allows the routing of pertinent information to the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages, and the automated systems of independent lenders such as IndyMac.

AMRES has developed a fully automated online system to help us better serve our branches. The software allows our branches to upload loans and submit them directly to DU, DO and LP without the use of any third party loan origination software.

Discussion of Other Operations

ExpiDoc — Nationwide Notary Services

ExpiDoc was an Internet-based nationwide notary service that specialized in providing mortgage brokers and bankers with a solution to assist with the final step of the loan process: notarizing signatures of the loan documents. ExpiDoc provided its clients with real-time access to the status of their documents, 24 hours a day, 7 days a week. ExpiDoc's proprietary software executed both the front office notary coordination and the back office administration. During its business period, ExpiDoc employed 5 people, all located in Costa Mesa. In January 2004, due to a sharp decline in demand for its services driven primarily by the decreased business from DiTech.com, we discontinued operations at ExpiDoc.

Bravorealty.com and Bravo Real Estate, Inc.

Bravorealty.com, which is not affiliated with the now non-operational Bravo Real Estate, Inc. is a real estate brokerage that was incorporated in May 2000 and began operations in January 2001. AMRES owns 69% of Bravorealty.com, with the balance owned by Vincent Rinehart (15%), David Villarreal (15%), and Kevin Gadawski (1%). Bravorealty.com’s business model targets real estate agents as its customers and offers 100% commission retention for the agent, while charging a minimal fixed fee per closed transaction. For the year ended April 30, 2003, Bravorealty.com generated approximately $589,000 in gross revenue and netted a loss of approximately $5,000. For the year ended April 30, 2004, gross revenues were $597,902 with a net loss of $22,647.

In 2003, we reviewed the business model of Bravorealty.com and Brave Real Estate, Inc. and determined that a franchise type model for Bravo Real Estate, Inc. would provide us the best opportunity to grow our real estate business quicker and with a higher degree of profitability. As such, during 2003 and 2004 we attempted to launch Bravo Real Estate Network, a franchise-type real estate brokerage division of Bravo Real Estate, Inc. It was anticipated that the majority of the Bravorealty.com agents would be transitioned to Bravo Real Estate Network.

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

Titus Real Estate

Titus Real Estate is the management company of Titus REIT. Titus REIT sold its last property and has distributed the final proceeds to the REIT shareholders, and thus Titus Real Estate is now non-operations.

AMRES Direct, Inc.

AMRES Direct, Inc., formerly Red Carpet Holdings, Inc., was recently activated to focus on direct-to-consumer marketing. The company is obtaining licenses and lenders at this time, and has no revenue or business.

Sales and Marketing

We have marketed and sold our mortgage brokerage services primarily through a direct sales force of loan agents totaling between 20 and 40 persons throughout the year based in Costa Mesa, California, as well as over 525 loan agents at branch locations. We maintain 3 Company-leased offices in Southern California and more than 125 branch offices in 34 states.

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

Employees

As of July 15, 2004, we employed a total of approximately 822 persons. Of the total, 55 officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, all of whom were engaged in Finance and Administration. In addition, we employ approximately 767 individuals through our Branch operations, 216 of which were engaged in loan administration and 551 of which were engaged in loan production. None of our employees is represented by a labor union with respect to his or her employment.

Historical Changes in Business Strategy and Changes in Control

Anza Capital, Inc. (“Anza” or the “Company”) was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, and finally, effective on January 2, 2002, Anza Capital, Inc.

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

Formation of Anza Properties, Inc.

Also on June 27, 2001, in transactions related to the agreements with Laguna Pacific, we formed a wholly-owned subsidiary, Anza Properties, Inc., a Nevada corporation (“Anza Properties”) capitalized with $75,000 from the proceeds of the bridge loan, which:

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

In an unrelated transaction, Williams de Broe (“Wdb”) loaned the sum of $700,000 to EMB, which remained unpaid at the time of the Global Settlement. In connection with a revision of the agreement between EMB and Williams de Broe, our then-chairman (Mr. Shipley) executed a document on our behalf in favor of Williams de Broe, which Williams de Broe believed acted as our guarantee of EMB’s obligation. We disputed this assertion.

In order to settle the outstanding disputes among all the parties, on June 26, 2001, we entered into a settlement agreement with EMB Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the “Global Settlement”). As part of the Global Settlement:

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

   (b)   a Stock Exchange Agreement dated February 28, 2003 by and between Anza Capital, Inc. and EURAM Cap Strat. “A” Fund Limited. Under the terms of the Agreement, EURAM exchanged 4,051 shares of Series C Convertible Preferred Stock for (i) 413,670 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, (ii) 2,025.5 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 185,226 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, exercisable for a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively.

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

   (g)   a Debt Exchange Agreement dated February 28, 2003, by and between Anza Capital, Inc. and Vincent Rinehart. Under the terms of the agreement, Rinehart (i) cancelled options to acquire 2,500,000 shares of common stock and (ii) converted an aggregate of $433,489 in principal and interest under a promissory into (y) 300,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock, and (z) 18,800 shares of newly created Series F Convertible Preferred Stock.

ITEM 2 — PROPERTIES

Our principal place of business is in Costa Mesa, California, where we lease an approximately 18,100 square foot facility for approximately $367,000 per annum (subject to usual and customary adjustments), under a written lease which terminates in June 2008. This location houses our corporate finance, administration, and sales and marketing functions. AMRES leases 1,253 square feet of space at this same facility on a month-to-month basis for $2,631.

AMRES leases additional facilities: Long Beach, California (month-to-month, $3,564 per month); and Riverside, California (term expiring in 2006, $2,599 per month).

All HUD licensed branches, which represent over 13 of the more-than 125 total branches, are required by HUD to have branch expenses paid by AMRES. This is accomplished by using revenues in each AMRES branch bank account. The management agreement between the branch manager and AMRES requires prior approval of any obligations of AMRES exceeding $500. Office rent and similar liabilities are to be month-to-month obligations. In the course of ongoing internal audits, AMRES has found breaches of either AMRES or HUD requirements in the operation of specific branches, and has moved aggressively to take corrective action.

We believe that our current facilities will be adequate to meet our needs, and that we will be able to obtain additional or alternative space when and as needed on acceptable terms.

We may also hold real estate for sale from time to time as a result of our foreclosure on mortgage loans that may become in default. As of April 30, 2004, no such real estate is owned.

ITEM 3 — LEGAL PROCEEDINGS

Oaktree Funding

In March 2003, our wholly-owned subsidiary, American Residential Funding, was served with a lawsuit brought by Oaktree Funding Corporation, in the Superior Court of the State of California, County of San Bernardino, case number RCV 070427. Nineteen (19) defendants were named in the action, including AMRES, the appraiser, escrow company, notary public, and borrowers involved in six (6) different loan transactions brokered by AMRES and funded by Oaktree. The Complaint alleged, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requested damages in excess of $1,500,000, plus attorneys’ fees, interest, penalties, and punitive damages. On June 14, 2004, we settled this matter and agreed to pay $31,500 and to indemnify Oaktree for up to an additional $15,000 on three (3) of the six (6) properties. We have maintained our cross-complaint and will attempt to recover our losses from the remaining cross-defendants.

Former Employees

In October 2003, a lawsuit was filed against the Company, its wholly-owned subsidiary American Residential Funding, and its Chairman and CEO Vince Rinehart by a former employee Leigh Dimarco in the Superior Court of the State of California, County of Orange, case number 03CC12686. The Complaint alleges breach of contract and fraud arising our of the plaintiff’s employment with the Company, and requests damages in excess of $2,000,000, plus attorneys’ fees, interest, penalties, and punitive damages. We are vigorously defending this lawsuit because we believe it lacks merit. We have answered, discovery is underway, and a trial date has been set for October 18, 2004 in this matter.
In November 2003, a lawsuit was filed against the Company, its wholly-owned subsidiary American Residential Funding, and its Chairman and CEO Vince Rinehart by a former employee Jeff Hemm in the Superior Court of the State of California, County of Orange, case number 03CC13305. The Complaint alleges breach of contract and fraud arising our of the plaintiff’s employment with the Company, and requests damages in excess of $5,000,000, plus attorneys’ fees, interest, penalties, and punitive damages. We are vigorously defending this lawsuit because we believe it lacks merit. We have answered, discovery is underway, and a trial date has been set for November 1, 2004 in this matter.

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

During the quarter ended January 31, 2004, we received a demand from HUD under the indemnification agreement on two (2) claims, covering six (6) properties, for a total of approximately $170,000. Our errors and omissions insurance carrier denied coverage for this matter. On May 20, 2004, we agreed to make ten (10) monthly payments of $17,025 each to HUD in satisfaction of our obligations under the indemnification agreement.

Other Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. The aggregate amount of all claims from the various other legal proceedings pending against us is approximately $417,000. In the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol “AZAC.” Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended April 30,	Period	Bid Prices

		High	Low

2003	First Quarter	$ 0.90	$ 0.42
	Second Quarter	$ 0.60	$ 0.30
	Third Quarter	$ 1.20	$ 0.30
	Fourth Quarter	$ 0.25	$ 0.015

2004	First Quarter	$ 1.03	$ 0.25
	Second Quarter	$ 0.76	$ 0.25
	Third Quarter	$ 0.48	$ 0.25
	Fourth Quarter	$ 0.30	$ 0.21

2005	First Quarter (through June 30, 2004)	$ 0.21	$ 0.15

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

Holders

As of July 15, 2004, there were 9,756,346 shares of our common stock issued, and 5,618,846 shares of our common stock outstanding and held by 76 holders of record. As of July 15, 2004, there were 8,201.5 shares of Series D Convertible Preferred Stock outstanding and held by three shareholders of record, and 18,800 shares of Series F Convertible Preferred Stock outstanding and held by one shareholder of record.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends on our common stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Holders of our Series D Convertible Preferred Stock are entitled to receive a 7% annual dividend, payable each calendar quarter. We have the option of paying this dividend in cash, or in common stock at the average of the closing bid price for the last ten trading days of the applicable quarter. On April 30, 2004, we declared a total of 224,386 shares of our common stock as payment of dividends through that date.  The shares were issued subsequent to April 30, 2004.

Holders of our Series F Convertible Preferred Stock are entitled to receive a dividend each fiscal quarter equal to 1.75 shares of our common stock for each share of Series F Convertible Preferred Stock. We have the option of paying this dividend in cash based on the closing bid price of our common stock for the last ten trading days of the applicable quarter. On April 30, 2004, we declared a total of 164,500 shares of our common stock as payment of dividends through that date.  The shares were issued subsequent to April 30, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

2000 Stock Compensation Program

In December 1999, our Board of Directors approved the 2000 Stock Compensation Program (the “2000 Plan”), as amended. A total of 440,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock are reserved for issuance under the 2000 Plan, all of which have been issued. Unless terminated sooner, the 2000 Plan will terminate automatically in December of 2004.

2003 Omnibus Securities Plan

On February 28, 2003, our Board of Directors approved the Anza Capital, Inc. 2003 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 750,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. On May 4, 2004, pursuant to this provision, our Board of Directors increased the number of shares available under the plan by 936,746 shares. During the fiscal year ended April 30, 2004, we issued 400,000 shares under the plan, and subsequent to the year-end 260,000 of the shares were returned. As of the date of this Annual Report, there are 796,746 shares available for issuance under the plan.

As of April 30, 2004, the plan information for both the 2000 Stock Compensation Program and the 2003 Omnibus Securities Plan is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	536,746
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	-0-	N/A	536,746

Recent Sales of Unregistered Securities

On April 30, 2004, we approved the issuance of 224,386 shares of our common stock, restricted in accordance with Rule 144, to the three holders of our Series D Convertible Preferred Stock as payment of dividends due through April 30, 2004. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and shareholders were believed to be accredited and/or sophisticated.

On April 30, 2004, we approved the issuance of 164,500 shares of our common stock, restricted in accordance with Rule 144, to Vincent Rinehart, an officer and director, as payment of dividends through April 30, 2004 on our Series F Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

ITEM 6 – SELECTED FINANCIAL DATA

Anza Capital, Inc.	For the year ended April 30, (in 000’s)

	2004	2003	2002	2001	2000 (1)

Statement of Operations Data:

Total revenues	$63,059	57,843	26,273	10,991	4,689
Total cost of revenue	48,485	43,208	17,701	7,527	3,411

Gross profit	14,574	14,635	8,572	3,463	1,277

Total operating expenses	15,681	13,718	8,890	9,858	3,059

Operating income (loss)	(1,106)	916	(318)	(6,394)	(1,781)

Income (loss) from continuing operations	(1,183)	736	(454)	(6,573)	(1,796)

Net income (loss)	(1,122)	902	(442)	(6,573)	(1,796)

Net income (loss) per common share from continuing operations	(0.24)	0.27	(0.25)	(0.31)	(0.22)

Net income (loss) per basic common share	(0.23)	0.32	(0.24)	(0.31)	(0.22)

Balance Sheet Data:

Current assets	$7,903	12,871	3,236	1,080	694
Total assets	8,269	13,343	3,775	1,607	4,871

Current liabilities	7,796	11,412	2,921	1,455	3,500
Total liabilities	7,796	11,412	3,330	2,791	3,640
Total stockholders’ equity (deficit)	473	1,931	445	(1,184)	1,230

Total dividends per common share	-	-	-	-	-

(1)   Statement of Operations Data is for the ten months ended April 30, 2000.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors.” The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this annual report.

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

OVERVIEW

We are a holding company that currently operates primarily through two (2) active subsidiaries.

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

Discontinued Operations

Expidoc.Com, a California Corporation (Expidoc) arranged for notaries to provide document-signing services for lenders across the country. Effective January 31, 2004, we suspended operations at Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc’s largest customer ceased using Expidoc as a third party provider of notary services. Expidoc generated  $60,913, $166,000 and $11,943 in net profits during the fiscal years ended April 30, 2004, 2003 and 2002, respectively. We have no plans to recommence business at Expidoc and as such, have classified it as a discontinued operation in the accompanying consolidated financial statements. In addition, during the current fiscal year, we recorded an impairment charge for all unamortized goodwill relating to Expidoc in the amount of $175,247.

Continuing Operations

As shown below, AMRES has consistently generated over 90% of our consolidated revenues. The industry in which AMRES operates is very competitive, and is dependent on a favorable interest-rate environment. Increases in interest rates can have a slowing effect on the number of new and refinance loans.

Percentage of Total Revenues by Service

	% YTD Revenue April 30, 2004	% YTD Revenue April 30, 2003	% YTD Revenue April 30, 2002

Broker Commissions	98.5%	98.4%	98.6%
Real Estate Services	1.0%	.6%	.2%
Sale of Loans	.5%	.1.0%	1.2%
Total	100%	100%	100%

The Mortgage Banking Association expects a decline in refinancing to $434 billion in 2004 versus $2.19 trillion in 2003. Brokerage activities are greatly influenced by changes in interest rates and comprise substantially all of the revenues of AMRES. As rates appear to have bottomed in late June 2003, AMRES has seen a significant drop in loan applications for refinancing compared to prior periods. Refinancing currently accounts for about 64% of our total loan production. This, coupled with seasonal declines, is the primary reason for our revenue declines in recent quarters when compared to prior periods.

During the year ended April 30, 2004, we suffered net losses of $1,122,663 versus net income of $902,392during the year ended April 30, 2003. Loan production in our highest month of July 2003 totaled 1,394 loans. With loan production currently around 750 loans per month (as of April 2004), and without the effect of offsetting measures, business may drop to an estimated 600 loans per month or lower.

We have slowed down the number of new branch additions due to an increase in quality standards, minimum volume requirements, and State preferences. At April 30, 2004, our branch count is approximately 121, down from approximately 200 at April 30, 2003. We continue to monitor all of our branches for “probation” and possible termination to continually ensure that we are focusing our resources on the most productive branches. AMRES has been fortunate to lure loan production officers from our competitors. As the mortgage industry contracts, AMRES will attempt to attract additional branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

As we continue to experience a significant slow down in the refinance business, and if we are unsuccessful in the business initiatives described above to expand our sources of revenue, we are prepared to take immediate actions to reduce our cost structure. If our total loan volume continues to decline, we will need fewer personnel to carry out the functions needed to support the loan process. Specifically, we would further reduce headcount in such areas as compliance, accounting and marketing. We are prepared to reduce our operating expenses by as much as 25%, if conditions warrant. If we are unable to generate additional sources of revenue, our results will continue to fluctuate and it may be difficult for us to curtail losses from operations. AMRES is establishing various business initiatives to reduce its reliance on the refinancing market. These initiatives include:

•    Expanding its mortgage banking operations, with emphasis on sub-prime lending, as there is a higher level of profitability delivered from banking these loans compared to brokering these loans. This initiative includes establishing a wholesale operation, which would allow AMRES to fund loans brokered by other companies.

•    Building strategic alliances with other business models such as loan lead generators, builders, labor unions, realtors and trade associations.

•    Promoting more direct-to-consumer lending, through marketing, with products that are less sensitive to fluctuations in interest rates, such as home equity loans, construction loans and sub-prime loans. Areas we will explore for expansion include Loancomp.com, maxrelo.com, builder business, Lending Tree and joint ventures with other sources of loans such as debt counselors, realtor associations and affinity groups.

•    Continuing to solicit new branches to join our network, especially those branch operations that are “purchase-home sensitive.”

•    Reducing operating costs through efficiencies generated by new software and operating systems.

These initiatives are not without risk. During the first quarter of the current year, AMRES mortgage banking operations sold 38 loans, incurring a loss of approximately $134,000. The loss incurred on these loans was a result of a sudden increase in interest rates prior to our committing the loans for sale, and the mix of prime and sub-prime loans funded during the period. The Company had a higher mix of prime loans than anticipated. Prime loans generally are less profitable than sub-prime loans and, as a result, losses were incurred. During the twelve months ended April 30, 2004, AMRES mortgage banking operations sold 249 loans, netting a gain of approximately $319,000. We do have in place guaranteed contracts in which we can “pre-sell” loans funded on our line. These guaranteed contracts are only valid provided we “lock a rate” and complete all funding procedures required prior to the rate lock expiration.

We have experienced a slow-down in business during the last several quarters, compared to the previous quarters. We have reduced our headcount for non-commissioned personnel since April 30, 2003 by an amount in excess of 50 individuals, in an effort to reduce our labor and overhead. This reduction relates primarily to contract workers and temporary employees.

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

The AMRES mortgage banking platform, which will allow the transformation from predominately a mortgage broker to a banker, is currently closing approximately $8,000,000 loans monthly, versus over approximately $150,000,000 in brokered loans monthly for AMRES as a whole. This increase in banking, if managed properly, could allow profitable operations at lower levels of volume. AMRES mortgage banking currently has a staff of eight (8), and is expanding as quickly as loan volume permits, and as quality control and additional experienced employees allow. It is anticipated that monthly loan production could increase to $30,000,000 in six months, when seasonal revenues are higher. Warehouse lines to fund loans are currently at $10,000,000 with First Collateral Services, and new and experienced senior management is currently in place. AMRES mortgage banking has established relationships with several investors to purchase our funded loans, including IndyMac Bank, Countrywide Funding, and others. AMRES purchased software (DataTrack) to manage the mortgage banking process, as well as software to provide our branches with automated underwriting (LoanScore). At present, the Company is not in compliance with restrictive covenants and the minimum net worth requirements of the credit facility, and is deemed in technical default. No demand for repayment of the loan has been presented to the Company. Accordingly, the line of credit is classified as a current liability.

AMRES recently established a corporate managed “direct to consumer” loan production division (AMRES DIRECT). The corporate loan officers and processors are purchasing Internet leads from proven providers such as LendingTree.com. This division will attempt to generate loans directly from consumers through various marketing initiatives and association with strategic affinity groups, such as financial planners. This division is still in the early stages of its development and it is too early to predict our likelihood of success in increasing our loan production through this division.

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

Valuation of Long-Lived and Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. During the year ended April 30, 2004, we recorded impairments of Expidoc’s goodwill in the amount of $175,247 because the business was discontinued and management does not believe there is a significant residual or terminal value to the entity.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the years ended April 30, 2004 and 2003, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED APRIL 30, 2004 COMPARED TO THE TWELVE MONTHS ENDED APRIL 30, 2003

Introduction

Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues. We have incurred significant non-cash expenses related to the permanent impairment of goodwill during the years ended April 30, 2004 of $195,247and April 30, 2003 of $150,000. In addition, we continue to incur costs and expenses relating to contingencies for on-going legal claims.

	Year Ended April 30, 2004	Year Ended April 30, 2003	Dollar Change	% Change

Revenues	$63,059,520	$57,843,518	$5,216,002	9.0%
Gross Profit %	23.1%	25.3%	N/A	(2.6)%
G&A Expenses	12,863,232	10,486,962	2,376,270	22.7%
Selling and Marketing	2,201,119	2,859,830	(658,711)	(23.0)%
Discontinued Operations	60,913	166,000	(105,087)	(63.3)%
Net Income (Loss)	(1,122,663)	902,392	(2,025,055)	(224.4)%

Revenues

Revenues increased by $5,216,002, or 9% for the year ended April 30, 2004, compared to the year ended April 30, 2003. The increase in revenues is directly related to changing interest rates during the comparable twelve month periods. Sequentially, our revenues increased by more than $3.0 million from the quarter ended January 31, 2004 to the quarter ended April 30, 2004. This halted a trend of two consecutive quarters of declining revenues. The threats of rising interest rates was likely the largest contributor as many consumers want to either purchase a new home, or refinance their current home prior to the projected upturn in interest rates. As interest rates rise, the refinance market declines, shifting a greater percentage of the potential borrowers to those whom are purchasing a residence. Management believes that continued increases in interest rates could slow the growth ANZA had been experiencing in prior fiscal years.

Bravorealty.com continues to generate only modest revenue, $600,000 for the year ended April 30, 2004, and is operating at near break-even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potential additional capital outlay, Bravo Realty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

Costs of revenues are comprised of salaries to employees along with commissions. Commissions are paid on loans funded. Other costs include other various loan related expenses, such as referral fees, processing fees, underwriter fees, and other miscellaneous fees related to brokered revenues. Costs of Revenues increased by $5,294,759 or 12.4%, for the year ended April 30, 2004, to $47,933,581 from $42,698,822 for the year ended April 30, 2003. Other costs associated with Bravorealty.com increased by $41,857, or 8.2% due to a slightly higher volume of real estate transactions closed during the current year.

Consolidated gross profit decreased by $60,614, or 0.4% for the year ended April 30, 2004 to $14,574,488 from $14,635,102 for the year ended April 30, 2003. As a percentage of revenue, the gross profit decreased by approximately 2.6%. The decrease is attributable to a change in overall spending by the net branch operations based on the recent slow down in the refinance market. After the corporate fee is paid from every dollar earned by a net branch, the remaining amount is ultimately paid out in the form of commissions or general and administrative expenses (office rents, compensation for office personnel, etc). Many of our net branches expanded their operations in early fiscal year 2004 to keep up with the large refinance business. In recent months, less expansion has taken place and more of the earned dollars have been ultimately paid out as commission.

General and Administrative Expenses

General and administrative expenses totaled $12,863,232 for the year ended April 30, 2004, compared to $10,486,962 for the year ended April 30, 2003. This increase of $2,376,270 can be directly attributed to AMRES and the expansion required during the early part of the current year to handle the increased volume of refinancing business.

In recent months, we have continued to reduce headcount in support functions. Should we continue to experience downward pressure on our sources of revenue, we will need to implement additional cost reduction measures in the area of general and administrative personnel. We have already implemented some of these types of cost containment measures by not re-hiring for certain positions that have become open due to terminations or resignations.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring “leads” which translate into funded loans. Selling and marketing expenses for the year ended April 30, 2004 amounted to $2,201,119 compared to $2,859,830 in the prior period. The decrease from the prior year is due to the fact that during the first quarter of the current year, interest rates were at all time lows creating an ample supply of would be borrowers. Thus, proportional to our revenues, we did not have to direct as much funds to selling and marketing expenses to attract clients. We may see increased spending in this area in future periods as the marketplace for a qualified borrower becomes more competitive.

Consulting Expenses

To date, we have funded a portion of our operating costs through the use of common stock paid to outside consultants. For the twelve months ended April 30, 2004, we issued 40,000 shares of stock, incurring costs of approximately $11,200 to consultants related to sales and marketing activities at AMRES. During the twelve months ended April 30, 2003, costs paid in the form of stock to outside consultants totaled approximately $85,400, representing 152,500 shares. The majority of these shares were issued in conjunction with legal services provided by outside legal consultants with regard to the merger transaction we were pursuing with Homelife. In addition, during the year ended April 30, 2003, we issued 199,000 shares at a cost of $84,330 to employees and directors as incentives.

Goodwill Impairment

During the twelve months ended April 30, 2004, we recorded an impairment charge in the amount of $195,247 ($175,247 relating to Expidoc and $20,000 relating to Titus). During the twelve months ended April 30, 2003, we recorded an impairment charge related to Titus in the amount of $150,000 Effective January 31, 2004, all operations at Expidoc have been discontinued, and thus, an impairment charge for all remaining goodwill has been recorded. Similarly, we have recorded an impairment charge for all remaining goodwill of Titus as we believe sufficient time has passed without any activity in terms of parties interested in purchasing Titus in its current state. As of April 30, 2004, all goodwill related to either Titus or Expidoc is considered by management to be impaired and thus has been written down to zero in the consolidated financial statements.

Non-Recurring Settlement Expense / Gain

On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of the Company’s common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.60 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The original value of warrants was $132,543 and the value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the twelve months ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543. There were no non-recurring settlement expenses or gains for the twelve months ended April 30, 2004.

Interest Expense

Interest expense was $37,155 for the year ended April 30, 2004, compared to $146,572 for the year ended April 30, 2003. In the current year, interest expense is primarily related to interest paid on our warehouse line of credit. As of April 30, 2004, we have authorization for $10,000,000 to be drawn against our warehouse line of credit. In prior years, interest expense also included amounts incurred on notes payable and equity transactions outstanding at that time .  The Company satisfied the notes payable as part of the recapitalization transaction discussed in the Notes to the consolidated financial statements.

Income Taxes

Our income taxes have not been material during the periods presented because of utilization of ANZA’s net operating loss carry-forwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2003 and 2004. In 2003, we deducted losses associated with the LoanNet transactions, as we sold our rights to the shares originally issued for the exchange transaction in February 2000. The loss deduction amounted to approximately $2.1 million. No deferred tax asset was previously recorded for this loss deduction. The Company has no significant current or deferred income tax expense during the periods presented.

Net Loss

We incurred a net loss for the year ended April 30, 2004 in the amount of $1,122,663, or $(0.23) per share compared with a net income of $902,392, or $0.32 per share for the year ended April 30, 2003. The loss experienced during the year ended April 30, 2004 is due to the provision for contingent liabilities related to ongoing lawsuits in the amount of $421,800, increases in general and administrative as discussed above, and impairments of goodwill in the amount of $195,247.

As we continue to experience a significant slow down in the refinance business, and if we are unsuccessful in the business initiatives described above to expand our sources of revenue, we are prepared to take immediate actions to reduce our cost structure. If our total loan volume continues to decline, we will need fewer personnel to carry out the functions needed to support the loan process. Specifically, we would further reduce headcount in such areas as compliance, accounting and marketing. We are prepared to reduce our operating expenses by as much as 25%, if conditions warrant. If we are unable to generate additional sources of revenue, our results will continue to fluctuate and it may be difficult for us to curtail losses from operations. AMRES, in particular, is establishing various business initiatives to reduce its reliance on the refinancing market (as discussed under continuing operations).

Income from Discontinued Operations

Income from discontinued operations amounted to $60,913 for the twelve months ended April 30, 2004, compared to $166,000 for the twelve months ended April 30, 2003. The prior period includes a full twelve months of operating results compared to only nine months of operating results in the current year (operations at Expidoc were suspended during January of 2004). The Company does not expect to incur any costs in future periods relating to the discontinued operations.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED APRIL 30, 2003 COMPARED TO THE TWELVE MONTHS ENDED APRIL 30, 2002

Revenues

Revenues increased by $31,569,641, or 120.2%, to $57,843,518 for the year ended April 30, 2003, compared to $26,273,877 for the year ended April 30, 2002. The growth in revenues is primarily attributable to the expansion and growth of AMRES primarily through the brokering of loans. AMRES accounted for over 97% of consolidated revenues for both periods. AMRES, as did most of the mortgage industry, benefited greatly from the decline in interest rates over the last twelve months. Typically, as interest rates fall, the refinance market grows, expanding the market of interested borrowers beyond those borrowing for the purchase of their primary residence. AMRES benefited from this market upturn, as they had the capacity in terms of people and infrastructure to accommodate the additional business. Management believes that a significant increase in interest rates could slow the rapid growth ANZA has experienced over the last two fiscal years.

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

Bravo Realty became operational in January of 2001. For the twelve months ended April 30, 2003, revenues amounted to $588,562 compared with revenues of $318,825 for the period ending April 30, 2002. Although Bravorealty.com has experienced moderate revenue growth, we have reviewed the current model and have determined that a franchise type model will provide us the best opportunity to grow our real estate business quicker and with a higher degree of profitability. As such, during the upcoming fiscal year, we will be launching Bravo Real Estate Network, a franchise-type real estate brokerage. Startup costs related to the franchise operations are not expected to be significant, and will be paid from the cash generated from our operations. Bravorealty.com will become a non-operating entity.

Revenues from Titus were not material for either period presented. Titus is currently not operating.

Costs and Expenses

Commissions are paid to loan agents on funded loans. Commissions increased by $25,233,701 or 144.5%, for the year ended April 30, 2003, to $42,698,822 from $17,465,121 for the year ended April 30, 2002. This increase is primarily related to the increased revenues discussed above. As a percentage of revenue, the cost of revenue increased by 7.6%, to 75.0% compared to 67.4% for the year ended April 30, 2003 and the year ended April 30, 2002, respectively. This increase is attributable to a higher percentage of total loan volume being closed by the branch operations. We earn a flat percentage on all loans closed within the branch program (.375% of the total loan value, with a minimum fee of $550). By comparison, our split with the corporate branches fluctuates based on the level of monthly commissions, with AMRES earning a higher percentage of the total commission as the monthly revenue increases. Thus, in any period in which there is a larger percentage of revenue growth associated with the net branches, our total commissions expense would tend to be higher as a percentage of revenue. Consulting expenses, associated with Bravorealty.com increased by $269,737, or 84.6%. This increase is directly related to the increase in real estate transactions closed during the year. Consolidated gross profit increased by $6,062,919 or 70.7% for the twelve months ended April 30, 2003 to $14,635,102 from $8,572,183 for the twelve months ended April 30, 2002. This is directly related to the increased revenues discussed above.

General and Administrative Expenses

General and administrative expenses totaled $10,486,962 for the year ended April 30, 2003, compared to $5,969,490 for the year ended April 30, 2002. This increase of $4,517,472 can be attributed primarily to the business growth of the operating subsidiaries, namely AMRES, as additional personnel, office space and other administrative costs are required to handle the expansion.

Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring “leads” which translate into funded loans. Selling and marketing expenses for the twelve months ended April 30, 2003 amounted to $2,859,830 compared to $2,764,686 in the prior period. The primary reason for the slight increase (with such a significant increase in revenues) is that during the most recent twelve months, interest rates were at such record low points that the “pool” of borrowers interested in refinancing was abundant, thus helping us limit the amount of funds we had to direct toward acquiring prospective clients compared to our total revenues.

Consulting Expenses

To date, we have funded a portion of our operating costs through the use of common stock paid to outside consultants. During the twelve months ended April 30, 2003, costs paid in the form of stock to outside consultants totaled approximately $85,400, representing 152,500 shares. The majority of these shares were issued in conjunction with legal services provided by outside legal consultants with regard to the merger transaction we were pursuing with Homelife. In addition, we issued 199,000 shares at a cost of $84,330 to employees and directors as incentives. During the twelve months ended April 30, 2002, costs paid in the form of stock to outside consultants totaled approximately $645,550, representing 275,000 shares of common stock. The breakout in terms of types of consulting services performed during the year ended April 30, 2002 is summarized in the Notes to the Consolidated Financial Statements. These costs are included in general and administrative costs on the consolidated statement of operations.

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

As part of the Global settlement in June of 2001, we recorded settlement expense of $61,494 relating to the excess value of shares issued as part of the global settlement compared to the net reduction in debt and interest relief received in the settlement. Further, in August of 2001, we settled a dispute with a former consultant over an investment banking agreement, issuing the former consultant 75,000 shares of our restricted common stock, and canceling 10,000 shares previously issued. The net shares (65,000) were valued at $221,000 or $3.40 per share and charged to expense during the year ended April 30, 2002.

During the twelve months ended April 30, 2002, we had capital lease obligations in default totaling $91,985 that were settled for $35,800. The remaining balance was recognized as a gain of $56,185. We used cash from operations to satisfy these settlements.

On January 17, 2002, American Residential Funding, a subsidiary (“AMRES”) purchased a note payable by ANZA to a related party in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000 of which $25,000 was tendered. In the consolidation the note payable is eliminated and we recognized a gain of $69,695 from forgiveness of debt. We used cash from operations to satisfy these settlements.

Interest Expense

Interest expense was $146,572 as of April 30, 2003, compared to $179,428 as of April 30, 2002. This decrease is associated with a reduction in the total balance of notes payable during the year, offset somewhat by the amortization of the value ascribed to options issued to Laguna Pacific Partners, LLP as part of the Bridge Financing initiated by ANZA in June of 2002 and by higher average balances on our warehouse line of credit. See the Notes to the Consolidated Financial Statements for discussion of the “Warehouse Line Of Credit”.

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

Net Income

We achieved a net income for the twelve months ended April 30, 2003 in the amount of $902,392, or $0.32 per basic common share compared with a net loss of $(442,713), or $(0.24) per basic common share for the twelve months ended April 30, 2002. The improved profitability experienced in fiscal 2003 is directly related to the increase in revenues and the reduction in non-cash expenses that have been significant in prior years. For the year ending April 30, 2002, non-cash expense relating to the amortization of the value ascribed to the Laguna warrants, settlement expense recorded as part of the Global settlement and stock paid to consultants amounted to approximately $1,040,244. Net income per basic share for fiscal 2003 amounted to $0.32, each, based on the weighted average shares number of shares outstanding of 2,777,656 during the year, using accounting principles generally accepted in the United States. We issued a significant number of common shares in February 2003 as a result of our recapitalization of our stockholders’ equity, causing an artificially low number of weighted average shares outstanding. Had we used the actual; number of shares outstanding at April 30, 2003 of 4,829,960 shares, our net income per share would be reduced from $0.32 per share to $0.19 per share.

Discontinued Operations

Net income from discontinued operations amounted to $166,000 for the twelve months ended April 30, 2003, compared to $11,943 for the twelve months ended April 30, 2002. During the fiscal year 2003, the Company had more customers for its notary business compared to the prior year, which resulted in the increased profitability.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Twelve Months Ended April 30, 2004 Compared to the Twelve Months Ended April 30, 2003

Our cash balance equates to just over $2.2 million on hand as of April 30, 2004. Net cash provided by operating activities was $3,744,043 for the twelve months ended April 30, 2004, compared to $3,962,850 of cash used by operating activities for the twelve months ended April 30, 2003. For the twelve months ended April 30, 2004, we recorded a net loss of $1,122,663 compared to a net profit of $902,392 for the twelve months ended April 30, 2003. In both periods, changes in our loans held for sale was the primary contributor to the net cash provided by or used in operating activities ($3,950,712 provided by decreases in our loans held for sale in the current year compared to $6,531,923 used by increases in our loans held for sale in the prior year). In addition, for the current twelve months, a decrease in commissions and accounts receivable in the amount of $484,509 and an increase in accrued liabilities in the amount of $339,244 were contributors to the cash provided by operating activities. In the prior period, the other major contributor to cash used by operating activities was an increase in our accounts receivable in the amount of $1,184,282.

Net cash used in investing activities was $349,880 and $210,547 for the twelve months ended April 30, 2004 and 2003, respectively. For the twelve months ended April 30, 2004, net cash used in investing activities relates both to the purchase of equipment in the amount of $126,023 and increase in other assets of $73,867. For the prior period, net cash used in investing activities related primarily to purchases of equipment in the amount of $187,668. The increase in equipment in both years was directly related to the increases in AMRES operations. We upgraded our computers and related equipment and purchased software that is used in the mortgage banking operations.

Net cash used in financing activities was $3,945,287 for the twelve months ended April 30, 2004, compared to net cash provided by financing activities in the amount of $6,221,205 for the twelve months ended April 30, 2003. The most significant contributor to the cash used or provided in financing activities during both periods relates primarily to advances and repayments on our warehouse line of credit in the amount of $3,907,344 in net repayments during the current year compared to net advances of $6,469,333 for the twelve months ended April 30, 2003. The warehouse line of credit is secured by first and second trust deed mortgages.

Cash Flows Twelve Months Ended April 30, 2003 Compared to the Twelve Months Ended April 30, 2002

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

Liquidity

We incurred losses during the twelve months ended April 30, 2004 in the amount of $1,122,663. Our working capital (current assets in excess of current liabilities) declined from the previous fiscal year, $107,286 at April 30, 2004, which declined from $1,459,162 at April 30, 2003, because of such losses. Our current obligations consist primarily of liabilities generated in the ordinary course of business, accrued estimated liabilities on litigation of $633,500, and our warehouse line of credit. The ultimate amount of loss on outstanding litigation is unknown, however, we have only provided losses on matters which are probable and the amount can be reasonably estimated by management. We have no long-term debt, which we need to service in the near term. We believe we can curtail such losses in the future by focusing on more profitable lending, and by monitoring our costs, however there are no assurances that such losses can be avoided in the near future.

We maintain a warehouse line of credit in the amount of $10,000,000, which is currently in technical default. Maintaining an adequate warehouse line of credit is critical to our growth plans for our mortgage banking operations. As of April 30, 2004, we were in default on our net worth, equity base, and current ratio requirements under the financial loan covenants related to our line of credit. Any significant reduction in the borrowing limits or significant changes in terms could have a negative impact on our ability to expand the mortgage banking operations at the pace and with the degree of profitability we desire. Further, we have traditionally experienced minimal defaults on loans funded through our mortgage banking operations. As we continue to grow this segment of our business, our default rate on these loans may increase. Any significant change in our default rate would have a negative impact on our consolidated financial condition, results of operations and cash flows.

Interest Rates

We are vulnerable to increases in interest rates. Our business over the past two years has increased due to mortgage refinancing which resulted from declining interest rates. Recent increases in interest rates have caused a significant decline in refinancing activity. Interest rates appeared to have stabilized for the near term, noting a decline in long-term rates in March 2004. The sub-prime lending market is less vulnerable to increases in interest rates, because interest rates charges to these borrowers is significantly higher and less volatile to changes in interest rates. Significant increases in interest rates could have an adverse impact on our financial condition, results of operations and cash flows.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Anza Capital, Inc.

Report of McKennon Wilson & Morgan LLP	F-1

Consolidated Balance Sheet as of April 30, 2004 and 2003	F-2

Consolidated Statements of Operations for the years ended
April 30, 2004, 2003, and 2002	F-3

Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended
April 30, 2004, 2003, and 2002	F-4

Consolidated Statements of Cash Flows for the years ended
April 30, 2004, 2003, and 2002	F-7

Notes to the Consolidated Financial Statements	F-9 to F-32

Schedules

Report of McKennon WIlson & Morgan LLP on financial statement schedules	S-1

Schedule of Valuation and qualifying accounts	S-2

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A — CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Position(s)

Vincent Rinehart	54	Director, President, Chief Executive Officer, Secretary, and Principal Accounting Officer

L. Wade Svicarovich	59	Director

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

Mr. Scott Presta resigned as an officer and director of the company effective April 1, 2004, and Mr. Ken Arevalo resigned as a director of the company effective July 23, 2004.

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

During the two most recent fiscal years, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Vincent Rinehart	1	1	-0-
Mitchell P. Kopin (Cranshire Capital, L.P.)	3	3	-0-

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Board Meetings and Committees

During the fiscal year ended April 30, 2004, the Board of Directors met on numerous occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

On April 11, 2003, an Audit Committee of the Board of Directors was formed. During the fiscal year ended April 30, 2004, the Audit Committee met on one occasion. In accordance with a written charter adopted by the Company’s Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls. In connection with the audit of our financial statements for the fiscal year ended April 30, 2004, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the independent auditors the matters required to be discussed by SAS 61, (iii) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, (iv) discussed with the independent accountant the independent accountant’s independence, and (v) made appropriate recommendations to the Company’s Board of Directors concerning inclusion of the audited financial statements in the Company’s annual report on Form 10-K.

The directors who were members of the Audit Committee are Kenneth Arevalo and L. Wade Svicarovich, both of whom are considered independent directors in accordance with Exchange Act Rule 10A(m)(3). Mr. Arevalo is considered by our Board of Directors to be an audit committee financial expert. Mr. Avevalo resigned as a director and member of the Audit Committee effective July 23, 2004.

On April 11, 2003, a Compensation Committee of the Board of Directors was formed, consisting of Vincent Rinehart and Scott A. Presta. During the fiscal year ended April 30, 2004, the Compensation Committee took action by unanimous written consent on one occasion. Following Mr. Presta’s resignation from the Board of Directors effective April 1, 2004, the Compensation Committee was disbanded.

ITEM 11 — EXECUTIVE COMPENSATION

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

2000 Stock Compensation Program

In December 1999, our Board of Directors approved the 2000 Stock Compensation Program (the “2000 Plan”), as amended. A total of 440,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock are reserved for issuance under the 2000 Plan, all of which have been issued. Unless terminated sooner, the 2000 Plan will terminate automatically in December of 2004.

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

2003 Omnibus Securities Plan

On February 28, 2003, our Board of Directors approved the Anza Capital, Inc. 2003 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 750,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. On May 4, 2004, pursuant to this provision, our Board of Directors increased the number of shares available under the plan by 936,746 shares. During the fiscal year ended April 30, 2004, we issued 40,000 shares under the plan, and subsequent to the year-end an additional 100,000 shares were issued. As of the date of this Annual Report, there are 796,746 shares available for issuance under the plan.

Board Compensation

In November 2002, Scott Presta received 42,500 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock for past services as a director and for agreeing to stand for re-election as a director, and Kenneth Arevalo and L. Wade Svicarovich each received 25,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock for agreeing to stand for election as a director. In connection with his resignation from the Board of Directors on July 23, 2004, Mr. Arevalo returned the 25,000 shares. There are currently no agreements with any of the directors, or director nominees for additional compensation, and the Company does not anticipate paying any additional compensation. Directors of the Company are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2004, 2003 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation (adjusted to reflect the 1-for-20 reverse stock split effective April 21, 2003), if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Vincent Rinehart	2004	329,452	-0-	14,400	-0-	-0-	-0-	-0-
Pres., CEO,	2003	312,583	5,000	14,400	-0-	-0-	-0-	-0-
Chairman	2002	290,000	5,000	24,000	-0-	125,000	-0-	-0-

Scott A. Presta (1)	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	-0-	22,950	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kenneth Arevalo (2)	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	-0-	13,500	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

L. Wade Svicarovich	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	-0-	13,500	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   Mr. Scott Presta resigned as an officer and director of the company effective April 1, 2004.
(2)   Mr. Ken Arevalo resigned as a director of the company effective July 23, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Vincent Rinehart	125,000	100%	N/A	N/A
Scott A. Presta	-0-	N/A	N/A	N/A
Kenneth Arevalo	-0-	N/A	N/A	N/A
L. Wade Svicarovich	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Vincent Rinehart	N/A	N/A	N/A	N/A
Scott A. Presta	N/A	N/A	N/A	N/A
Kenneth Arevalo	N/A	N/A	N/A	N/A
L. Wade Svicarovich	N/A	N/A	N/A	N/A

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 15, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Vincent Rinehart	2,703,775 (3)	36.1%
Common Stock	L. Wade Svicaravich	25,000	< 1%
Common Stock	Keyway Investments, Ltd. 19 Mount Havlock Douglas, Isle of Man United Kingdom 1M1 2QG	1,518,456 (5)(6)	24.8%
Common Stock	Cranshire Capital, L.P. c/o Downsview Capital, Inc. 666 Dundee Road, Suite 1901 Northbrook, Illinois 60062	909,063 (4)	15.1%
Common Stock	All officers and directors as a group (3 persons)	2,753,775 (3)	36.7%

(1)   Unless otherwise noted, the address of each beneficial owner is c/o Anza Capital, Inc., 3200 Bristol Street, Suite 700, Costa Mesa, California 92626.

(2)   Unless otherwise indicated, based on 5,618,846 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)   Includes 1,880,000 shares of common stock which may be acquired by Rinehart upon the conversion of 18,800 shares of Series F Convertible Preferred Stock. The shares of Series F Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion.

(4)   Includes 390,004 shares of common stock which may be acquired by Cranshire upon the conversion of 3,075.5 shares of Series D Convertible Preferred Stock. The shares of Series D Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion.

(5)   Includes 510,854 shares of common stock which may be acquired by Keyway upon the conversion of 4,028.5 shares of Series D Convertible Preferred Stock. The shares of Series D Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion.

(6)   Keyway Investments Ltd. has advised us that they beneficially own all of our securities owned of record by EURAM Cap Strat “A” Fund Limited.

PREFERRED STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Series D Preferred (1)	Keyway Investments, Ltd. (8) 19 Mount Havlock Douglas, Isle of Man United Kingdom 1M1 2QG	4,028.5	49.1% (2)
Series D Preferred (1)	Cranshire Capital, L.P. c/o Downsview Capital, Inc. 666 Dundee Road, Suite 1901 Northbrook, Illinois 60062	3,075.5	37.5% (2)
Series D Preferred (1)	The dotCom Fund, LLC 666 Dundee Road, Suite 1901 Northbrook, Illinois 60062	1,097.5	13.4% (2)
Series E Preferred (3)	Barbara Dunster 5319 Appian Way Long Beach, California 90242	-0-	0%
Series E Preferred (3)	Staron Family Trust 12139 Julius Avenue Downey, California 90242	-0-	0%
Series F Preferred (4)	Vincent Rinehart c/o Anza Capital, Inc. 3200 Bristol Street, Suite 700 Costa Mesa, California 92626	18,800	100% (5)
	All officers and directors as a group (4 persons)	18,800 (6)	100% (6)

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

(2)   Based on 8,201.5 shares of Series D Convertible Preferred Stock outstanding.

(3)   On April 1, 2004, we exercised our right to call all of the outstanding Series E Convertible Preferred Stock.

(4)   Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of 1.75 shares of Company common stock, which may be paid in cash at the Company’s discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

(5)   Based on 18,800 shares of Series F Convertible Preferred Stock outstanding.

(6)   Represents Series F Convertible Preferred Stock only.

(7)   Keyway Investments Ltd. has advised us that they beneficially own all of our securities owned of record by EURAM Cap Strat “A” Fund Limited.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In November 2002, Scott Presta received 42,500 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock for past services as a director and for agreeing to stand for re-election as a director, and Kenneth Arevalo and L. Wade Svicarovich each received 25,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock for agreeing to stand for election as a director. In connection with his resignation from the Board of Directors on July 23, 2004, Mr. Arevalo returned the 25,000 shares.

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

On April 30, 2004, we issued to Vincent Rinehart a total of 164,500 shares of our common stock as payment of dividends accrued through that date on the Series F Convertible Preferred Stock.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended April 30, 2004 and 2003, McKennon Wilson & Morgan LLP billed the Company $73,100 and $63,000, respectively, in fees for professional services for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or 10-QSB, as applicable.

Audit – Related Fees

During the fiscal years ended April 30, 2004 and 2003, McKennon Wilson & Morgan LLP billed the Company $10,167 and $12,866, respectively, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

During the fiscal years ended April 30, 2004 and 2003, McKennon Wilson & Morgan LLP billed the Company $9,700 and $6,500, respectively, for professional services for tax preparation.

All Other Fees

During the fiscal years ended April 30, 2004 and 2003, McKennon Wilson & Morgan LLP did not bill the Company for any other fees.

Of the fees described above for the fiscal year ended April 30, 2004, 100% were approved by the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committees responsibilities. Of the fees described above for the fiscal year ended April 30, 2003, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits

Item No.	Description

3.1 (2)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 14, 2003.

3.2 (2)	Second Restated Bylaws of Anza Capital, Inc.

4.1 (2)	Certificate of Designation for Series D Convertible Preferred Stock

4.2 (2)	Certificate of Designation for Series E Convertible Preferred Stock

4.3 (2)	Certificate of Designation for Series F Convertible Preferred Stock

4.4 (5)	Amended and Restated Certificate of Designation for Series A Preferred Stock of American Residential Funding, Inc.

10.1 (1)	Settlement Agreement dated June 26, 2001 by and between EMB Corporation, e-Net Financial.com Corporation, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe.

10.2 (1)	Limited Irrevocable Proxy dated June 27, 2001.

10.3 (1)	Promissory Note dated June 27, 2001 executed by e-Net in favor of AMRES Holding LLC.

10.4 (1)	Promissory Note dated June 27, 2001 executed by EMB Corporation in favor of Williams de Broe.

10.5 (1)	Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation (later terminated).

10.6 (1)	Promissory Note dated June 27, 2001 executed by e-Net in favor of EMB Corporation.

10.7 (1)	Redeemable Convertible 10% Promissory Note dated June 28, 2001 executed by e-Net in favor of EMB Corporation.

10.8 (1)	Registration Rights Agreement dated June 27, 2001 executed by e-Net in favor of Williams de Broe.

10.9 (1)	Investment Agreement dated June 27, 2001 by and between e-Net and Laguna Pacific Partners, LLP.

10.10 (1)	Secured Promissory Note dated June 27, 2001 executed by e-Net in favor of Laguna Pacific Partners, LLP.

10.11 (1)	Warrant Agreement dated June 27, 2001 by and between e-Net and Laguna Pacific Partners, LLP.

10.12 (1)	Form of Warrant.

10.13 (1)	Operating Agreement dated June 27, 2001 by and between e-Net and Anza Properties, Inc.

10.14 (1)	ENET Bond Term Sheet by and between e-Net and Laguna Pacific Partners, LLP.

10.15 (1)	Employment Agreement dated June 27, 2001 by and between Anza Properties, Inc. and Thomas Ehrlich.

10.16 (1)	Stock Option Agreement dated June 27, 2001 by and between e-Net and Thomas Ehrlich.

10.17 (1)	Consulting Agreement dated June 27, 2001 by and between Anza Properties, Inc. and Lawrence W. Horwitz.

10.18 (1)	Stock Option Agreement dated June 27, 2001 by and between e-Net and Lawrence W. Horwitz.

10.19 (1)	Employment Agreement dated effective July 1, 2001 by and between e-Net and Vincent Rinehart.

10.20 (3)	Mutual Release Agreement dated March 12, 2003 between the Company, Homelife, Inc., and related parties.

10.21 (2)	Anza Capital, Inc. 2003 Omnibus Securities Plan

10.22 (2)	Form of Incentive Stock Option Agreement relating to options granted under the Plan

10.23 (2)	Form of Non Statutory Stock Option Agreement relating to options granted under the Plan

10.24 (2)	Form of Common Stock Purchase Agreement relating to restricted stock granted under the Plan

10.25 (2)	Stock Exchange Agreement dated February 28, 2003 with Keyway Investments, Ltd.

10.26 (2)	Warrant Agreement No. 1 with Keyway Investments, Ltd.

10.27 (2)	Warrant Agreement No. 2 with Keyway Investments, Ltd.

10.28 (2)	Warrant Agreement No. 3 with Keyway Investments, Ltd.

10.29 (2)	Stock Exchange Agreement dated February 28, 2003 with Cranshire Capital, L.P.

10.30 (2)	Warrant Agreement No. 1 with Cranshire Capital, L.P.

10.31 (2)	Warrant Agreement No. 2 with Cranshire Capital, L.P.

10.32 (2)	Warrant Agreement No. 3 with Cranshire Capital, L.P.

10.33 (2)	Stock Exchange Agreement dated February 28, 2003 with EURAM Cap Strat. “A” Fund Limited

10.34 (2)	Warrant Agreement No. 1 with EURAM Cap Strat. “A” Fund Limited

10.35 (2)	Warrant Agreement No. 2 with EURAM Cap Strat. “A” Fund Limited

10.36 (2)	Warrant Agreement No. 3 with EURAM Cap Strat. “A” Fund Limited

10.37 (2)	Stock Exchange Agreement dated February 28, 2003 with the dotCom Fund, LLC

10.38 (2)	Warrant Agreement No. 1 with the dotCom Fund, LLC

10.39 (2)	Warrant Agreement No. 2 with the dotCom Fund, LLC

10.40 (2)	Warrant Agreement No. 3 with the dotCom Fund, LLC

10.41 (2)	Stock Exchange Agreement dated February 28, 2003 with Barbara Dunster

10.42 (2)	Stock Exchange Agreement dated February 28, 2003 with the Staron Family Trust

10.43 (2)	Debt Exchange Agreement dated February 28, 2003 with Vincent Rinehart

10.44 (4)	Mutual Rescission of Securities Exchange Agreement dated December 18, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)   Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003

(3)   Incorporated by reference to our Current Report on Form 8-K dated April 2, 2003, filed with the Commission on April 4, 2003.

(4)   Incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission December 23, 2003.

(5)   Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004, as filed with the Commission on March 22, 2004.

(b)   Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 12, 2004	Anza Capital, Inc.

/s/ Vincent Rinehart

By: Vincent Rinehart
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	August 12, 2004	/s/ Vincent Rinehart

By: Vincent Rinehart
Its: President, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, and Director

Dated:	August 12, 2004	/s/ L. Wade Svicarovich

By: L. Wade Svicarovich
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Anza Capital, Inc.

We have audited the accompanying consolidated balance sheets of Anza Capital, Inc. and subsidiaries (collectively, “ANZA”) as of April 30, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended April 30, 2004. These consolidated financial statements are the responsibility of ANZA’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anza Capital, Inc. and subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of the consolidated financial statements, the Company has incurred losses from operations in fiscal 2004, and at April 30, 2004 the Company has an accumulated deficit and limited working capital. In the event losses continue, the Company may require additional working capital for which it currently has no commitments. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3 of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon, Wilson & Morgan LLP

Irvine, California
August 11, 2004

F - 1

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2004	April 30, 2003

ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$2,204,525	$2,755,659
Commissions and accounts receivable	2,028,232	2,512,741
Loans held for sale, net (Note 4)	3,650,911	7,526,022
Prepaids and other current assets	19,898	76,748

Total current assets	7,903,566	12,871,170

Property and equipment, net (Note 5)	244,152	253,723
Goodwill, (Note 6)	-	195,247
Other assets	121,744	22,879

	$8,269,462	$13,343,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215,151	$489,434
Accrued liabilities (Note 8)	980,465	532,337
Warehouse line of credit (Note 7)	3,606,866	7,514,209
Commissions payable	2,919,264	2,687,511
Other current liabilities	74,535	188,517

Total current liabilities	7,796,281	11,412,008

Commitments and Contingencies (Note 11)
Stockholders’ equity (Note 12):
Preferred stock, 2,500,000 shares authorized:
Series D convertible preferred stock, no par value; liquidation value of $126.81 per share; 15,000 shares authorized; 8,201.5 shares outstanding as of April 30, 2004 and 2003	1,040,222	1,040,222
Series E convertible preferred stock, no par value; liquidation value of $1.00 per share; 250,000 shares authorized; zero and 217,278 shares issued and outstanding as of April 30, 2004 and 2003, respectively	-	217,278
Series F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800 shares issued and outstanding as of April 30, 2004 and 2003	313,490	313,490
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,007,460 and 4,967,460 shares issued at April 30, 2004 and 3003, respectively, and 4,869,896 and 4,829,896 shares outstanding as of April 30, 2004 and 2003, respectively	4,870	4,830
Additional paid-in capital	13,650,274	13,639,114
Accumulated deficit	(14,535,675)	(13,283,923)

Total stockholders’ equity	473,181	1,931,011

	$8,269,462	$13,343,019

See accompanying notes to these consolidated financial statements

F - 2

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended
	April 30, 2004	April 30, 2003	April 30, 2002

Revenues:
Brokerage	$62,142,504	$56,918,172	$25,893,805
Sales of loans, net	319,114	336,784	61,247
Real estate services and other	597,902	588,562	318,825

	63,059,520	57,843,518	26,273,877

Cost of revenues:
Brokerage	47,933,581	42,698,822	17,465,121
Real estate services and other	551,451	509,594	236,573

	48,485,032	43,208,416	17,701,694

Gross profit	14,574,488	14,635,102	8,572,183

Operating expenses:
General and administrative	12,863,232	10,486,962	5,969,490
Selling and marketing	2,201,119	2,859,830	2,764,686
Provision for litigation	421,800	300,000	-
Non-recurring settlement expenses, net	-	(78,543)	156,614
Impairment of goodwill	195,247	150,000	-

	15,681,398	13,718,249	8,890,790

Operating income (loss)	(1,106,910)	916,853	(318,607)

Interest expense	(37,155)	(146,572)	(178,917)
Other income (expense), net	(39,511)	(33,889)	42,868

Income (loss) from continuing operations	$(1,183,576)	$736,392	$(454,656)

Income from discontinued operations	$60,913	$166,000	$11,943

Net income (loss)	$(1,122,663)	$902,392	$(442,713)

Earnings (loss) per common share:
Basic:
	4,866,681	2,777,656	1,813,675
Net income (loss) per common share from continuing operations	$(0.24)	$0.27	$(0.24)
Net income (loss) per common share from discontinued operations	$0.01	$0.05	$0.01

Net income (loss) per basic common share	$(0.23)	$0.32	$(0.24)

Diluted:
Weighted average number of common shares	4,866,681	6,132,434	1,813,675
Net income (loss) per common share from continuing operations	$(0.24)	$0.12	$(0.25)
Net income per common share from discontinued operations	$0.01	$0.03	$0.01

Net income (loss) per diluted common share	$(0.23)	$0.15	$(0.24)

See accompanying notes to these consolidated financial statements

F - 3

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2002, 2003, AND 2004

	A Preferred		C Preferred		D Preferred

	Shares	Amount	Shares	Amount	Shares	Amount

Balances, April 30, 2001	-	$ -	20,000	$ 2,000,000	-	$ -

Shares issued for contract buyout

Shares issued as payment on loan payable

Shares issued to consultants

Shares issued as part of Global Settlement

Value of beneficial conversion feature on AMRES holding note

Issuance of Series A convertible preferred	500,000	250,000

Repurchase of Series A convertible preferred and distribution of dividends	(13,180)	(6,590)

Amortization of deferred stock compensation

Conversion of Series C convertible preferred			(2,541)	(254,100)

Shares issued in settlement with consultant

Value of options granted to an employee

Value of warrants granted in connection with debt

Net Loss

Balances, April 30, 2002	486,820	243,410	17,459	1,745,900	-	-

Shares issued to employees and directors

Shares issued to consultants

Amortization of deferred compensation

Conversion of Series C convertible preferred			(1,056)	(105,600)

Repurchase of Series A convertible preferred	(52,266)	(26,132)

Restructuring of Series A convertible preferred into Series E convertible preferred	(434,554)	(217,278)

Restructuring of Series C convertible preferred into Series D convertible preferred			(16,403)	(1,640,300)	8,201.5	1,040,222

Value of warrants ascribed to Series D convertible preferred

Restructuring of AMRES holding note

Issuance of Laguna settlement shares

Cancellation of Laguna warrants

Net income

Balances, April 30, 2003	-	-	-	-	8,201.5	1,040,222

Repurchase of Series E convertible preferred
Shares issued to consultant
Dividends – Series E convertible preferred
Dividends – Series F convertible preferred
Liquidation of Series E convertible preferred through exchange of interest on secured notes receivable
Net income

Balances as of April 30, 2004	-	$-	-	$ -	8,201.5	$ 1,040,222

See accompanying notes to these consolidated financial statements

F - 4

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004 (CON’T)

	E Preferred		F Preferred		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balances, April 30, 2001	-	$ -	-	$ -	1,181,744	$ 1,182

Shares issued for contract buyout					20,000	20

Shares issued as payment on loan payable					16,250	16

Shares issued to consultants					275,000	275

Shares issued as part of Global Settlement					225,000	225

Value of beneficial conversion feature on AMRES holding note

Issuance of Series A convertible preferred

Repurchase of Series A Convertible preferred and distribution of dividends

Amortization of deferred stock compensation

Conversion of Series C convertible preferred					283,976	284

Shares issued in settlement with consultant					65,000	65

Value of options granted to an employee

Value of warrants granted in connection with debt

Net Loss

Balances, April 30, 2002	-	-	-	-	2,066,970	2,067

Shares issued to employees and directors					199,000	199

Shares issued to consultants					152,500	153

Amortization of deferred compensation

Conversion of Series C convertible preferred					286,426	286

Repurchase of Series A convertible preferred

Restructuring of Series A convertible preferred into Series E convertible preferred	217,278	217,278

Restructuring of Series C Convertible Preferred into Series D Convertible Preferred					1,675,000	1,675

Value of warrants ascribed to Series D convertible preferred

Restructuring of AMRES holding note			18,800	313,490	300,000	300

Issuance of Laguna settlement shares					150,000	150
Cancellation of Laguna warrants
Net income

Balances, April 30, 2003	217,278	217,278	18,800	313,490	4,829,896	4,830

Repurchase of Series E convertible preferred	(92,278)	(92,278)
Shares Issued to Consultant					40,000	40
Dividends – Series E convertible preferred
Dividends – Series F convertible preferred
Liquidation of Series E convertible preferred through exchange of interest on secured notes receivable	(125,000)	(125,000)
Net loss

Balances as of April 30, 2004	-	$ -	18,800	$ 313,490	4,869,896	$ 4,870

See accompanying notes to these consolidated financial statements.

F - 5

ANZA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004 (CON’T)

	Additional	Deferred	Accumulated
	Paid-in Capital	Compensation	Deficit	Total

Balances, April 30, 2001	$ 10,141,637	$ (26,133)	$ (13,301,068)	$ (1,184,382)

Shares issued for contract buyout	57,580			57,600

Shares issued as payment on loan payable	57,022			57,038

Shares issued to consultants	645,275	(20,833)		624,717

Shares issued as part of Global Settlement	688,275			688,500

Value of beneficial conversion feature on AMRES holding note	60,681			60,681

Issuance of Series A convertible preferred			(36,126)	213,874

Repurchase of Series A convertible preferred and distribution of dividends			(6,410)	(13,000)

Amortization of deferred stock compensation		26,133		26,133

Conversion of Series C convertible preferred	277,644		(23,828)	-

Shares issued in settlement with consultant	220,935			221,000

Value of options granted to an employee	40,500	(37,125)		3,375

Value of warrants granted in connection with debt	132,345			132,345

Net loss			(442,713)	(442,713)

Balances, April 30, 2002	12,321,894	(57,958)	(13,810,145)	445,168

Shares issued to employees and directors	84,131			84,330

Shares issued to consultants	85,247			85,400

Amortization of deferred compensation		57,958		57,958

Conversion of Series C convertible preferred	122,664		(17,050)	300

Repurchase of Series A convertible preferred			(21,995)	(48,127)

Restructuring of Series A preferred into Series E convertible preferred				-

Restructuring of Series C preferred into Series D convertible preferred	902,825		(337,125)	(32,703)

Value of warrants ascribed to Series D convertible preferred	39,346			39,346

Restructuring of AMRES holding note	161,700			475,490

Issuance of Laguna settlement shares	53,850			54,000
Cancellation of Laguna warrants	(132,543)			(132,543)
Net income			902,392	902,392

Balances, April 30, 2003	13,639,114	-	(13,283,923)	1,931,011

Repurchase of Series E convertible preferred				(92,278)
Shares Issued to Consultant	11,160			11,200
Dividends – Series E convertible preferred			(20,201)	(20,201)
Dividends – Series F convertible preferred			(108,888)	(108,888)
Liquidation of Series E convertible preferred through exchange of interest on secured notes receivable				(125,000)
Net loss			(1,122,663)	(1,122,663)

Balances as of April 30, 2004	$ 13,650,274	$ -	$ (14,535,675)	$ 473,181

See accompanying notes to these consolidated financial statements.

F - 6

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended April 30, 2004	Twelve Months Ended April 30, 2003	Twelve Months Ended April 30, 2002

Cash flows from operating activities:
Net income (loss)	$(1,122,663)	$902,392	$(442,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	90,185	48,054	33,408
Loss on disposal of assets	45,409	-	-
Stock-based compensation	11,200	169,730	842,306
Impairment of goodwill	195,247	150,000	-
Gain on settlement of obligations	-	(78,543)	-
Amortization of discounts on loans	-	30,726	165,203
Amortization of deferred stock compensation	-	57,958	26,133
Provision for losses on brokered loans	-	300,000	-
Changes in operating assets and liabilities:
Decrease (increase) in commissions and accounts receivable	484,509	(1,184,282)	(864,335)
Decrease (increase) in loans held for sale, Net	3,950,712	(6,531,923)	(712,350)
Decrease (increase) in prepaid and other current assets	56,850	(26,560)	40,932
(Increase) decrease in advances to employees	-	80,417	(21,683)
(Decrease) increase in accounts payable	(462,800)	453,190	(288,982)
Increase in commissions payable	231,753	1,478,072	949,127
Increase in accrued liabilities	339,242	80,000	-
Increase in accrued interest expense	-	58,552	69,671
Increase in other current liabilities	(75,601)	49,367	18,300

Net cash provided by (used in) operating activities	3,744,043	(3,962,850)	(184,983)

Cash flows from investing activities:
Acquisitions of property and equipment	(126,023)	(187,668)	(40,331)
Issuance of secured note receivable	(200,000)	-	-
Proceeds from sale of portion of secured note receivable	50,000	-	-
Other assets	(73,867)	(22,879)	11,307

Net cash used in investing activities	(349,890)	(210,547)	(29,024)

F - 7

ANZA CAPITAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CON’T)

Cash flows from financing activities:
Proceeds (payments) on bridge loan, net	-	(200,000)	117,252
(Repayments) advances on warehouse line of credit, net	(3,907,344)	6,469,333	704,034
Payments on notes payable and capital leases	74,534	-	(193,188)
Proceeds from issuance of Series A convertible Preferred stock	-	-	213,874
Repurchase of Series A convertible preferred stock	-	-	(6,590)
Dividends on Series A convertible preferred stock	-	-	(6,410)
Repurchase of Series E convertible preferred stock	(92,278)	(26,133)	-
Dividends on Series E convertible preferred stock	(20,199)	(21,995)	-

Net cash (used in) provided by financing activities	(3,945,287)	6,221,205	828,972

Net increase (decrease) in cash and cash equivalents	(551,134)	2,047,808	614,965
Cash and cash equivalents at beginning of period	2,755,659	707,851	92,886

Cash and cash equivalents at end of period	$2,204,525	$2,755,659	$707,851

Non-cash financing activities:
Exchange of Series E convertible preferred stock for interest in secured note receivable	$125,000	$-	$-

Settlement of debt with issuance of common stock	$-	$54,000	$63,440

Conversion of Series C convertible preferred stock to common stock	$-	$122,950	$254,100

Exchange of Series A convertible preferred stock to Series E convertible preferred stock	$-	$217,277	$-

Exchange of Series C convertible preferred to Series D convertible preferred, common stock and accrued dividends	$-	$736,596	$-

Warrants issued for bridge financing	$-	$-	$132,345

Supplemental cash flow information:
Cash paid for interest	$37,155	$27,937	$44,597

Income taxes were not significant during the periods presented

See accompanying notes to these consolidated financial statements

F - 8

ANZA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

ANZA CAPITAL, INC. (“ANZA” or the “Company”), a Nevada corporation, was originally incorporated on August 18, 1988, under the name of Solutions, Inc. Subsequently, its name was changed to Suarro Communications, Inc. on August 16, 1996, on February 12, 1999, May 12, 1999, January 18, 2000, and on February 2, 2000 the entity changed its name to e-Net Corporation, e-Net Financial Corporation, e-Net.Com Corporation and e-Net Financial.Com Corporation, respectively. On January 2, 2002, the entity changed its name to Anza Capital, Inc.

On April 12, 2000 ANZA acquired AMRES and Bravo Real Estate, Inc. from EMB Corporation (“EMB”). AMRES is a Nevada corporation organized on March 13, 1998 for the purpose of brokering conventional loans. ANZA is a holding company which currently operates through these two subsidiaries. AMRES has expanded into originating and selling HUD-insured mortgages through its warehouse line of credit; however, such operations represent approximately 5% of AMRES’ total revenues. The entities acquired in 2000 have represented approximately 5% of revenues and less than 10% of tangible assets of ANZA.

Effective in April 2003, (a) our preferred stockholders exchanged their Series A and Series C preferred stock for newly created Series E and Series D preferred stock, respectively, (b) our President exchanged cancelled options and converted debt into common stock and newly created Series F preferred stock, and (c) our common stock underwent a one-for-twenty reverse stock split, resulting in a decrease in our outstanding common stock from 99,350,000 shares to 4,829,896 shares. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.

	As of April 30, 2003
	As Originally Filed	As Reclassified	Difference

Loans held for sale, net	$7,601,623	$7,526,022	$(75,601)
Accounts payable	677,951	489,434	(188,517)
Other current liabilities	$75,601	$188,517	$112,916

	Twelve Months Ended April 30, 2003
	As Originally Filed	As Reclassified	Difference

Salaries and wages	$7,070,421	$-	$(7,070,421)
General and administrative expenses	7,777,806	10,486,962	2,709,156
Broker commissions	38,734,044	42,698,822	3,964,778
Selling and marketing	$2,463,343	$2,859,830	$396,487

F - 9

	Twelve Months Ended April 30, 2002
	As Originally Filed	As Reclassified	Difference

Salaries and wages	$2,119,487	$-	$(2,119,487)
General and administrative expenses	5,060,687	5,969,490	908,803
Broker Commissions	$16,254,437	$17,465,121	$1,210,684

The amounts were reclassified to appropriately allocate salaries and wages to the functional expense category associated with the tasks being performed. Amounts “As Originally Filed” do not include amounts related to the operations of Expidoc since Expidoc discontinued operations during the year; see Note 19 for more information on discontinued operations.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming ANZA will continue as a going concern, which contemplates that assets and liabilities will be settled at amounts in the normal course of business. ANZA incurred a loss from operations during the year ended April 30, 2004 of $1,122,663, at April 30, 2004 has an accumulated deficit of $14,535,674 and working capital of $107,285. In addition, AMRES is a defendant in a significant amount of litigation for which the outcome is uncertain. In some cases, management believes losses are covered by insurance. ANZA’s industry in recent years has experienced increased competition. In addition, interest rates have increased during the past 12 months, having a slowing effect on the industry. Management’s immediate plans are to reduce spending through management level pay decreases and the management of expenses. Management is also hopeful that the AMRES mortgage banking division will expand; however, for the mortgage banking division to continue operating, AMRES needs to comply with its line of credit covenants, which it is currently in default. If ANZA continues to experience losses, management will require additional working capital through debt or equity sources. At present, ANZA has no commitments for long-term financing. There are no assurances that management will be successful in its plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management relate to provisions for loss on loans brokered, which enter into default immediately after closing, loans held for sale, litigation loss provisions, and allowances for deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ANZA and its wholly owned subsidiaries, collectively, the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

F - 10

Revenue Recognition

Commissions generated from brokering loans are recognized at the date of close. Notary services related revenue were recognized when the services were performed. Loan origination fees are deferred and recorded upon the sale of loans to third parties without recourse, and whereby ANZA has no continuing involvement.

Loans Held for Sale

Loans held for sale represent mortgage loans originated and held by ANZA, pending sale, to interim and permanent investors. ANZA sells loans it originates, typically within 30 days of origination, rather than hold them for investment. ANZA sells loans to institutional loan buyers under existing contracts. ANZA sells the servicing rights to its loans at the time it sells those loans. Typically, ANZA sells the loans with limited recourse. This means that, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event ANZA is required to repurchase a loan, management will assess the impact of losses, which result from a repurchased loan. To date, no loans have been repurchased which were originated, funded and sold by ANZA; however, the Company has participated in settlements for damages as a result of default loans.

Gains and losses on loans sold are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds and the basis of the loan sold. Basis in the loans held for sale include the cost of the loan, less loan and processing fees charged to the borrower, plus certain direct costs. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Management evaluates impairment of loans held for sale based on their estimated fair value. If impairment exists, ANZA records a charge to earnings. During the year ended April 30, 2004, ANZA realized approximately $202,000 in losses related to the sale of loans and is reflected in net revenues on the accompanying statement of operations.

The Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) in September of 2000. SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125 (“SFAS 125”), revising the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, SFAS 140 retains most of SFAS 125's provisions without reconsideration. All sales of loans and servicing rights are legally transferred at the time of sale; therefore, transfer of these assets and liabilities at the time of sale is appropriate. Management reviews reports of 30 day defaults or events of fraud, which could require the Company to reacquire the loans. At the balance sheet date, such amounts for 30 day defaults are not significant.

The FASB issued Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, that a company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its financial statements. Guarantees by the officer cannot easily be fairly valued because of the related-party nature of the guarantees and significant equity interest in affiliates held by the guarantor.

F - 11

Cash and Cash Equivalents

ANZA considers all liquid investments with an original maturity of 90 days or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. As of April 30, 2004 and 2003, the Company maintained stand by letters of credit, collateralized by the balances of two cash accounts. As of April 30, 2004 and 2003, the Company had $391,864 and $365,529, respectively of restricted cash located in cash on the accompanying balance sheets. The purpose of the letters of credit is to comply with certain states’ bond requirements.

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

Goodwill

Goodwill during the periods presented was not amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". As of January 31, 2004, management suspended all operations relating to Expidoc due to a sudden shift in customer base and the loss of Expidoc’s major customer. Thus, an impairment charge in the amount of $175,247 was recorded during the quarter ended January 31, 2004 to write off all unamortized goodwill related to Expidoc. In addition, the Company recorded an impairment charge in the amount of $20,000 to reduce the carrying value of Titus to zero as of January 31, 2004. For the year ended April 30, 2003, the Company recorded an impairment charge of $150,000 relating to goodwill associated with Titus. As of April 30, 2004, goodwill amounts are zero.

Advertising Costs

Advertising costs are expensed when the advertising or promotion is published or presented to consumers. Advertising expenses for the years ended April 30, 2004, 2003, and 2002 was $1,062,093, $505,959 and $186,751, respectively.

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

F - 12

Gains or Losses from the Extinguishment of Debt

ANZA follows the provisions of SFAS 145. SFAS 145 impacts ANZA only with respect to the rescission of SFAS 4, relating to how gains and losses from the extinguishment of debt are classified. ANZA reports all gains and losses on settlements of debt as components of operating income and losses. During the year ended April 30, 2003, ANZA had a gain on settlement of debt in the amount of $78,543; see Note 9 for additional information.

Income Taxes

ANZA accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that ANZA will not realize tax assets through future operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by ANZA in estimating fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate their fair value. Accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments.

Loans Held for Sale

For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. All loans held for sale were sold shortly after year end without any gains or losses recognized, hence the carrying values of these loans approximate the fair value.

F - 13

Short-Term Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. ANZA continues to account for stock-based compensation under APB No. 25. Stock-based compensation for non-employees is accounted for using the fair value approach consistent with SFAS No. 123. See below for discussion of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” which addresses financial accounting and reporting for recording expenses for the fair value of stock options.

Earnings Per Common Share

ANZA presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities including the Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock were not included in the computations of loss per share for the twelve months ended April 30, 2004 and 2002 since their effects are anti-dilutive. As of April 30, 2003, dilutive shares related to the Series D preferred amounted to 1,040,222, while dilutive shares relating to the Series F and Series E preferred amounted to 1,880,000 and 434,556, respectively.

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

F - 14

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

Significant Customer Concentration

For the years ended April 30, 2004 and 2003, three investors accounted for one hundred percent of the purchasers of loans held for sale and accounted for one hundred percent of the revenues from the mortgage banking business. One investor, in particular, purchased approximately 64% of the funded loans in the year ended April 30, 2004.

Recently Issued Accounting Statements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to ANZA for years presented since minimal activity occurred in fiscal 2004 or 2003 and no grants were made to employees during the years ended April 30, 2004 and 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, (“SFAS No.150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No.150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company's implementation of SFAS No. 150 did not have a material impact on the Company’s financial statements.

NOTE 4 - LOANS HELD FOR SALE

Loans held for sale as of April 30, 2004 and 2003, consist of 22 and 35 conventional uninsured mortgages originated by the Company, with various interest rates, respectively. Loans outstanding at April 30, 2004 were sold to investors subsequent to April 30, 2004. Details of the loans  held for sale as of April 30, 2004 and 2003 are as follows:

F - 15

	April 30, 2004			April 30, 2003

Loans Range	Number of Loans	Total Loan Amount	Average Interest Rate	Number of Loans	Total Loan Amount	Average Interest Rate

$10,000 to $100,000	14	$720,375	8.69%	9	$533,712	9.33%
$100,001 to $200,000	2	312,000	7.00%	11	1,677,968	5.89%
$200,001 to $300,000	4	1,129,350	6.19%	5	1,181,350	5.63%
$300,001 to $400,000	1	360,500	5.50%	4	1,356,800	5.63%
Over $400,000	1	1,158,250	13.87%	6	2,851,793	5.81%

	22	3,680,475		35	7,601,623

Deferred fees, net of costs		(29,564)			(75,601)

		$3,650,911			$7,526,022

These loans were funded and collateralized by using the warehouse credit line (Note 7).

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of April 30, 2004 and 2003:

	2004	2003

Equipment
	$382,961	$315,303
Furniture and fixtures	51,713	45,957

	434,674	361,260
Less: accumulated depreciation	(190,522)	(107,537)

	244,152	253,723

During the years ended April 30, 2004, 2003 and 2002, depreciation expense totaled $90,185, $48,054 and $ 33,408, respectively.

NOTE 6 - GOODWILL

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill during the periods presented was not amortized. As of January 31, 2004, management suspended and subsequently discontinued all operations relating to Expidoc due to a sudden shift in customer base and the loss of Expidoc’s major customer. An impairment charge of $175,247 was recorded during the year ended April 30, 2004 to write off all unamortized goodwill related to Expidoc. In addition, the Company recorded an impairment charge in the amount of $20,000 to reduce the carrying value of Titus to zero as of January 31, 2004. The Company recorded a $150,000 impairment charge recorded related to Titus during the year ended April 30, 2003. As of April 30, 2004, goodwill amounts are zero.

NOTE 7 - WAREHOUSE LINE OF CREDIT

The Company maintains a $10,000,000 warehousing line of credit dated May 20, 2004, which expires on May 31, 2005. The agreement is guaranteed by ANZA and its Chief Executive Officer. In addition, the agreement increased the various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period from 45 to 60 days depending on the type of loan. The interest rate is adjustable, based upon a published prime rate, plus an additional 0.5% to 2% and is payable monthly. In addition, the Company is required to pay a commitment fee equal to one quarter of 1% (.25%) per annum on the average unused credit limit if the usage of the line falls below 50% of the credit limit on an average basis, calculated monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The average interest rate charged during the year ended April 30, 2004, under the previous arrangement was 6.50% per annum; the range of interest rates was 5.00% per annum at April 30, 2004 from 5.25% per annum at April 30, 2003. The line of credit is collateralized by the loans held for sale. At present, the Company is not in compliance with restrictive covenants and the minimum net worth requirements of the credit facility, and is deemed in technical default. No demand for repayment of the loan has been presented to the Company. Accordingly, the line of credit is classified as a current liability.

F - 16

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	April 30, 2004	April 30, 2003

Accrued loss contingencies	$633,500	$300,000
Accrued salaries and benefits	161,610	143,645
Accrued professional fees	61,557	71,210
Accrued dividends	108,888	-
Accrued interest	14,910	17,482

	$980,465	$532,337

NOTE 9 - NOTES PAYABLE

On June 27, 2001, ANZA obtained a short-term bridge loan from Laguna Pacific Capital Partners in the amount of $225,000, with a stated rate of interest at 7% per annum. Anza also executed a warrant agreement, which entitled Laguna Pacific to acquire up to $225,000 worth of Anza common stock for the total purchase price of $1.00, calculated at 70% of the closing stock price on the date immediately preceding the exercise date. The relative value of the warrant amounted to $132,543, and such amount was reflected as a discount to the note. Management of Anza sought relief, since the general partners of Laguna Pacific did not perform under certain terms of the agreement. On or about June 27, 2002, Anza entered into a settlement agreement and general mutual release with Laguna Pacific (the “Laguna Settlement”). As consideration under the Laguna Settlement, Anza repaid the $225,000 note, plus $9,000 in accrued interest, and the note was cancelled.

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of ANZA’s common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement which was calculated at $0.40 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the year ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543.

F - 17

NOTE 10 - NOTE PAYABLE TO RELATED PARTY

On February 28, 2003, as part of the recapitalization, the convertible note plus accrued interest due AMRES Holding, Inc., which is owned by Mr. Vincent Rinehart, ANZA’s CEO, was liquidated in exchange for 300,000 shares of ANZA’s common stock, plus 18,800 shares of Series F convertible preferred stock. The effective date of the exchange for preferred stock was April 21, 2003. See Note 12 for discussion of Series F convertible preferred stock rights and preferences.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Capital Leases

As of April 30, 2004 and 2003, ANZA had no significant capital leases outstanding.

Operating Leases

ANZA leases its corporate office located in Costa Mesa, California, under a non-cancelable operating lease arrangement, which expires in June of 2008. In addition, ANZA leases certain of its branch offices under non-cancelable operating leases that expire through 2009. Also, business operations are conducted from numerous facilities, which are leased under month-to-month arrangements. Rent expense for the years ended April 30, 2004, 2003 and 2002 was $1,596,261, $1,611,161 and $1,265,302, respectively, under the various leasing arrangements.

Minimum future annual rental payments under the lease agreements with a term in excess of one year at April 30, 2004, are as follows:

Years Ending April 30

2005	$366,836
2006	384,305
2007	393,042
2008	393,042
2009	131,013

$1,668,238

Indemnifications

On December 9, 2002, AMRES received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. On January 27, 2003, AMRES executed and provided an indemnification agreement to HUD, as requested. Of the original 23 properties AMRES accrued $170,000 for six (6) properties that went into default as the properties were sold for a loss and HUD demanded payment. In addition, the Company has estimated that an additional liability of $30,000 is required for one property as the property was foreclosed upon and the sale resulted in a loss of approximately $30,000. Of the remaining 16 properties, two (2) are in default and any potential liability cannot be determined at this time, three (3) are performing, 10 have been paid in full, and one property is covered under the Oaktree litigation. As of April 30, 2004, total amounts accrued related to the 23 properties is $200,000, an increase from the prior year of $145,000. On May 20, 2004, HUD accepted the Company’s offer to make 10 monthly payments of $17,025 towards the $170,000 demand, such payments began subsequent to April 30, 2004.

F - 18

State Audits

AMRES is subject to certain state audits, which are typical in the residential mortgage industry. Often these audits uncover instances of non-compliance with various state licensing requirements. These instances of non-compliance may also translate into a particular state levying a fine or penalty against the Company along with the Company refunding any overpaid fees to the borrower. During the year ended April 30, 2004, the Company resolved actions with the states of Arizona, Kansas, Nevada and Virginia paying settlements totaling $93,800. The Company is currently undergoing audits in the states of Maryland and Washington. The Company believes it is likely that a total of an additional $25,000 in fines and penalties may ultimately be levied from these two states. The Company has an accrual of $25,000 in the accompanying balance sheet as of April 30, 2004, which management believes is sufficient to cover any liability related to these audits. Subsequent to year-end, the Company paid an aggregate of $24,000 to the states of Maryland and Washington.

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

As of April 30, 2003, AMRES recorded a provision of $140,000 related to the belief of AMRES and of legal counsel that this was the maximum exposure attributable to this lawsuit. Subsequent to April 30, 2004, although AMRES believed the case lacked merit, AMRES agreed to mediation and on June 14, 2004, the matter settled in mediation for a maximum exposure to AMRES of $46,500. Of this amount, AMRES agreed to pay $31,500 up front and indemnify Oaktree for up to an additional $15,000 on three (3) additional properties. AMRES has maintained its cross action and will attempt to recover its losses from the remaining cross defendants. Based on the mediation, AMRES decreased their initial provision of $140,000 to $46,500 a decrease of $96,500, which has been reflected as a decrease to provision for litigation loss in the accompanying consolidated statement of operations for the year ended April 30, 2004. As of April 30, 2004, the $46,500 is included in accrued liabilities in the accompanying consolidated balance sheet.

First Franklin Litigation

On December 10, 2003, First Franklin Financial Corporation filed claim against AMRES in the Superior Court of the State of California for the County of Orange, alleging a breach of written mortgage purchase agreement. The original claim amount was for approximately $108,000. Subsequent to year end, AMRES settled the matter with First Franklin for $52,500. The settlement amount was paid on May 5, 2004, and is thus accrued in the accompanying consolidated financial statements.

Former Employees

In October 2003, a former employee filed a lawsuit against AMRES, Anza Capital Corp and its Chief Executive Officer. The Complaint alleges breach of contract and fraud arising out of the plaintiff’s employment with AMRES, and requests damages in excess of $2,000,000, plus attorneys’ fees, interest, penalties, and punitive damages. A trial date has been set for November 1, 2004. AMRES believes the case lacks merit and is defending the claim vigorously.

F - 19

In November 2003, a former employee filed a lawsuit against AMRES, Anza Capital Corp and its Chief Executive Officer. The Complaint alleges breach of contract and fraud arising out of the plaintiff’s employment with AMRES, and requests damages in excess of $5,000,000, plus attorneys’ fees, interest, penalties, and punitive damages. A trial date has been set for October 18, 2004. AMRES believes the case lacks merit and is defending it vigorously.

On January 23, 2004, a former employee filed claim against AMRES in the Superior Court of California, for the County of Orange. The Complaint alleges breach of oral contract and complaint for damages arising out of the plaintiff’s employment with AMRES, and requests damages in excess of $50,000 plus attorney’s fees, interest, penalties and punitive damages. AMRES believes this case lacks merit and is defending it vigorously.

AMRES is vigorously defending these lawsuits although AMRES believes that the actions lack merit. AMRES has filed an answer to the complaints. The cases are in the beginning stages of discovery but a prediction cannot be made as to the outcome of these cases. As such, AMRES has not recorded a provision for losses in the accompanying financial statements related to these three actions since they are not probable or estimable.

Other Actions

On November 6, 2003, a borrower filed claim against AMRES, an employee and outside party alleging fraudulent inducement of contract, rescission, conversion and negligence. This claim is for a total amount of $121,000. AMRES vehemently denies any liability and/or responsibility to the plaintiff. AMRES will vigorously defend this lawsuit, as AMRES believes that this case lacks merit. No amounts have been accrued in the accompanying consolidated financial statements as of April 30, 2004.

In May 2004, a borrower filed suit against AMRES, an employee and an outside party for allegations of fraud amongst other causes of action. The suit alleges that an individual deceived the borrowers who were seeking a loan but the funds were never received. The suit is claiming  total  compensatory and punitive damages in excess of $150,000, plus legal costs. AMRES is vigorously defending the matter as they feel it is without merit. No amounts have been accrued in the accompanying consoliated financial statements as of April 30, 2004.

In April 2004, AMRES was named in two lawsuits in Michigan regarding foreclosure actions on two loans originated by two former employees of the Company in Michigan. AMRES was also recently contacted by a bank, another Michigan lender, regarding potential problems with up to 22 loans originated by AMRES employees in Michigan. These two matters are currently in the discovery stage and it is too early to determine any potential loss if any, which may be incurred.

AMRES is subject to a limited number of other claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of AMRES existing and future litigation may adversely affect AMRES financial position, results of operations and cash flows.

Settlements

AMRES was named in two actions which plaintiffs have alleged certain improprieties against certain branch managers. During the year ended April 30, 2004, AMRES settled these suits for a total of $13,500. At April 30, 2003, AMRES recorded a provision of $105,000 related to these actions, the difference between the accrual and the settlement, was recorded as a decrease to provision for losses in the accompanying statement of operations.

F - 20

On May 14, 2004, AMRES settled a matter with a leasing company related to a lease that a terminated branch entered into and failed to complete. The settlement amount of $19,000 was not accrued as of April 30, 2004, as upon payment to the leasing company AMRES took possession of the leased asset.

On June 1, 2004, AMRES agreed to settle a claim by a lender who sought recovery on two loans involving alleged misrepresentation by the borrowers. The claims were for amounts of approximately $200,000. AMRES executed a settlement agreement for a total amount of $120,000, with an initial payment of $60,000 and subsequent monthly payments of $10,000 for six months. The $120,000 is accrued in the accompanying financial statements as of April 30, 2004. Subsequent to year-end AMRES paid the $60,000 and began making the monthly payments.

On May 28, 2004, AMRES settled a claim from a borrower for alleged overcharges by one of AMRES former branches located in Kansas. The total settlement was $46,200, with $32,500 being the responsibility of AMRES. The $32,500 is accrued in the accompanying financial statements as of April 30, 2004. Subsequent to year-end, the $32,500 was paid.

A lender requested that AMRES reimburse them for two loans in which went into default and were subsequently sold for a $150,000 loss. A branch of AMRES brokered the loans. On July 19, 2004, AMRES settled with the lender agreeing to make monthly payments on the amount of $10,000 starting August 1, 2004 until a total of $138,000 is paid. AMRES accrued the $138,000 in the accompanying financial statements as of April 30, 2004.

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

The Company is also a party to other cancelable employment agreements.

F - 21

Future annual minimum payments for employment compensation packages as of April 30, 2004, are as follows:

Year Ended
April 30,

2005	521,626
2006	282,818

$804,444

Consulting Agreements

On April 1, 2004, the Company entered into consulting agreements with two consultants for services related to the business of the Company. The agreements expire on April 1, 2007 and can be cancelled by either party upon 15-days written notification. Under the terms of the agreement both individuals are to receive a $55,000 bonus, which is to be paid in cash or shares of Anza’s common stock. The bonus is to be paid by $10,000 in the first month and decreasing by a $1,000 each subsequent month for 10 months. In addition, the consultants are to each receive a monthly salary of $5,000. In April 2004, Anza issued one of the consultants 40,000 shares of its common stock, which was valued at $11,200 based on the fair market value of the common stock on the date of issuance and expensed in the Company’s financial statements. Subsequent to year-end, the consultant received an additional 100,000 shares of Anza common stock for his services to the Company. With respect to the second agreement, on June 21, 2004, the Chief Executive Officer canceled his contract by notice. As of April 30, 2004, the Company does not owe any amounts under the contracts and no shares of common stock were earned.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

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

Series A / Series E Convertible Preferred Stock

During the years ended April 30 2002 and 2003, ANZA repurchased 13,180 and 52,266 shares of Series A Convertible Preferred for $6,590 and $26,132 respectively. Also during the twelve months ended April 30, 2003, ANZA declared and distributed $21,995 of dividends relating to the Series A Convertible Preferred Stock.

F - 22

On February 28, 2003, the Company entered into an agreement, whereby the holders agreed to exchange 434,554 shares of Series A Convertible Preferred Stock for total of 217,278 shares of newly created Series E Convertible Preferred Stock. The effective date of the exchange was April 21, 2003. The Series A Convertible Preferred Stock had a liquidation value of $0.50 per share, or $217,278, which equates to the liquidation value of the Series E Convertible Preferred Stock of $1.00 per share, or $217,278 total. As such, ANZA did not incur any financial impact related to the exchange.

During the twelve months ended April 30, 2004, the Company repurchased 92,278 shares of Series E Convertible Preferred stock for $92,278. In addition, the Company declared and distributed $20,201 of dividends relating to the Series E Preferred Stock. In addition, the company executed an exchange agreement with the holders of the Series E Convertible Preferred such that the Company exchanged an asset worth $125,000 as satisfaction of all outstanding amounts due to Series E Convertible Preferred holders. No gain or loss was recognized on the exchange. As of April 30, 2004, there are no shares of Series E Preferred Stock outstanding.

Each share of Series E Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock) equal to $1.00 per share, (ii) is entitled to a monthly, non-cumulative dividend equal to 12% per annum, payable in cash, and (iii) may be converted, only upon the mutual written consent of the holder and ANZA, into common stock at the average of the closing bid price for the last ten days prior to the conversion date. The Series E Convertible Preferred Stock does not have any voting rights. In April of 2004, we executed an exchange agreement with the Series E Convertible Preferred Stock holders such that all outstanding principal and dividends were liquidated in exchange for an asset owned by the Company. No gain or loss was recognized on the exchange.

Series C / Series D Convertible Preferred Stock

On May 14, 2002 and again on November 17, 2002, holders of Series C Convertible Preferred Stock converted 1,059 shares of Series C Convertible Preferred Stock into 286,426 shares of ANZA’s restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends which were due on the Series C Convertible Preferred shares. The beneficial conversion feature embedded in the Series C Convertible Preferred was originally charged to ANZA’s accumulated deficit. No expense was associated with the transaction. Series C Convertible Preferred stock dividends totaling $17,050 were charged to ANZA's accumulated deficit during the twelve months ended April 30, 2003.

On February 28, 2003, the Company entered into an agreement to exchanged 16,403 shares of Series C Convertible Preferred Stock for (i) 1,675,000 shares of common stock, (ii) 8,203 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 750,000 shares of common stock under the 2003 Stock Option Plan, exercisable ratably over a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The effective date of the exchange of the common stock was February 28, 2003, and the effective date of the exchange of Series C for Series D and warrants on April 21, 2003. On the date of the agreement, the value of the Series C Preferred Stock, plus accrued dividends, was determined to be $1,977,426. The total shares of common stock were valued at $871,001 based on the fair market value of the shares as of February 28, 2003, less a 10% discount for transferability restrictions. The Series D Convertible Preferred Stock has a liquidation value of $1,040,222 and the warrants were attributed a value of $39,346 using the Black Scholes option pricing model. The value of the Series D Convertible Preferred Stock and the warrants differ from the value of the previously outstanding Series C Convertible Preferred Stock by $6,643. The Company charged the difference to interest expense during the year ended April 30, 2003.

F - 23

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

On April 30, 2004, we declared the issuance of a total of 224,386 shares of our common stock valued at $62,828 as payment of accrued dividends through the declaration date. The amount is included in accrued liabilities on the accompanying consolidated balance sheet as of April 30, 2004, as the shares were issued subsequent to year end.
Series F Convertible Preferred Stock

See Note 10 for discussion of transaction issuing 18,800 shares of Series F convertible preferred stock. Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of 1.75 shares of Company common stock, which may be paid in cash at ANZA’s discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company’s common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

On April 30, 2004, we declared the issuance of a total of 164,500 shares of our common stock fairly valued at $46,060 as payment of accrued dividends through the declaration date. The amount is located in accrued liabilities on the accompanying balance sheet as of April 30, 2004, as the shares were issued subsequent to year end.

Common Stock

On February 28, 2003, the board of directors approved, subject to stockholder approval, an amendment to ANZA’s Articles of Incorporation to effectuate a one (1) for twenty (20) reverse stock split of ANZA’s issued and outstanding common stock. On March 5, 2003, the proposal was approved by written consent of a majority of ANZA’s stockholders; and became effective after ANZA’s annual shareholders meeting on April 11, 2003. The effects of the reverse stock split have been retroactively applied to all periods presented.

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

In June of 2001, ANZA issued 20,000 shares of its restricted common stock both as payment of a $14,482 liability due an outside consultant and as a “buy-out” of the remaining guaranteed contract for this consultant who was providing legal services to ANZA. In connection with this transaction, ANZA charged operations $43,118 for the difference between the carrying value of the liability and the value of the common stock.

F - 24

On July 2, 2001, ANZA issued 16,250 shares of its restricted common stock valued at $57,038 as a partial satisfaction of a loan payable due an unrelated party. The original amount of the loan, including interest payable was $150,000. ANZA continues to repay the note in monthly of payments together with interest at 0% per annum of $4,320 through May 2, 2002. As of April 30, 2002, $4,320 remained due on the loan and was paid off during the year ended April 30, 2003.

At various dates from May 1, 2001 through April 30, 2002, ANZA issued 275,000 shares of common stock, valued at $645,550 to various consultants of which $624,717 are included in general and administrative expenses in the accompanying consolidated statements of operations and the remaining balance of $20,833 recorded as deferred compensation. Consulting services performed during the year ended April 30, 2002, are summarized below:

	Year Ended April 30, 2002

	Costs Incurred	Shares Issued

Financial and Internal Accounting Services	$79,250	23,750
Mergers Acquisitions Consulting	267,600	101,250
Bravo Realty Start-up Costs	198,500	85,000
Information Technology Consulting	14,000	5,000
Legal Services	86,200	60,000

Total	$645,550	275,000

On November 4, 2002, ANZA issued 152,500 shares to consultants and legal counsel for services rendered prior to October 31, 2002, valued at $85,400. The value of the shares was recorded in the accompanying consolidated financial statements as consulting expense for the year ended April 30, 2003.

Further, on November 4, 2002, ANZA issued 199,000 shares to current employees and directors for services rendered prior to October 31, 2002. The shares were valued at $84,330 and were recorded as compensation expense for the year ended April 30, 2003.

Shares issued for services during the twelve months ended April 30, 2003, are summarized as follows:

	Year Ended April 30, 2003

	Costs Incurred	Shares Issued

Incentives - Employees and Directors	$84,330	199,000
Consulting - Legal	85,400	152,500

Total	$169,730	351,500

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

F - 25

In April of 2004, the Company issued 40,000 shares to a consultant for sales and marketing services rendered to AMRES. The shares were valued at $11,200.

Stock Options and Warrants

2003 Securities Plan

On February 28, 2003, the Board of directors of ANZA approved, declared it advisable and in ANZA’s best interests, and directed that there be submitted to the holders of a majority of ANZA’s voting stock for action by written consent the Anza Capital, Inc. 2003 Omnibus Securities Plan (the “2003 Securities Plan”). On March 5, 2003, the proposal was approved by written consent of a majority of ANZA’s stockholders; and became effective after ANZA’s annual shareholders meeting on April 11, 2003.

The 2003 Securities Plan authorizes the granting of the following types of stock-based awards (each, an “Award”):

  stock options (including incentive stock options and non-qualified stock options);
  restricted stock awards;
  unrestricted stock awards; and
  performance stock awards.

A total of 750,000 shares of common stock are reserved for issuance under the 2003 Securities Plan. Additional annual increases in shares available cannot exceed 10% of the outstanding common stock. In the event the Company issues stock options or warrants, each Award shall specify the date when options or warrants are to become exercisable. To the extent required by applicable law, stock options or warrants shall become exercisable no less rapidly than the rate of 20% per year for each of the first five years from the date of grant. Subject to the preceding sentence, the exercisability of any stock options or warrants shall be determined by the compensation committee in its sole discretion. Forfeitures pursuant to the terms under which such shares were issued, will again become available for the grant of further awards. No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock). Pursuant to the 2003 Securities Plan, the aggregate fair market value of the common stock for which one or more incentive stock options granted to any participant may for the first time become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000. Subsequent to April 30 2004, the board authorized a resolution to increase the amount of shares reserved for issuance under the 2003 Securities Plan to 936,746 shares.

F - 26

Stock-option activity during the years ended April 30, 2002, 2003 and 2004 is as follows:

Options issued to employees:
	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Outstanding, April 30, 2001	-	-	-	-
Granted	275,000	$0.10-3.40	$2.00	$1.40
Canceled	(100,000)	$3.40	$3.40	$2.40
Exercised	-	-	-	-

Outstanding, April 30, 2002	175,000	$0.10-1.60	$1.20	$1.00
Granted	-	-	-	-
Canceled	(175,000)	$0.10-1.60	$1.20	$1.00
Exercised

April 30, 2003 and 2004	-

As of April 30, 2004 and 2003, there were no outstanding employee options.

Had compensation cost for the Company’s employee stock options been accounted for using the fair value method of accounting described by SFAS No. 123 (see Note 3), the Company’s reported net loss of $442,713 and net loss per share of $0.24 for the year ended April 30, 2002, would have been increased to a pro forma loss of $579,783 and $0.40 per share, respectively. In fiscal 2002, options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 83%, a risk-free interest rate of 3.25%, and an expected option life of five years. There were no grants made in 2004 and 2003; therefore, no pro forma effects are applicable.

On February 28, 2003, warrants to purchase 750,000 shares of common stock were granted which vest and are exercisable, over a period of five years. These warrants are in connection with the conversion of Series C convertible preferred stock into Series D convertible preferred stock as discussed in Note 12. One-third each have an exercise price of $0.50, $0.75, and $0.90 per share, respectively and expire 10 years from the grant date.

F - 27

Warrants issused to non-employees
	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Outstanding, April 30, 2001	24,234	$60.00-134.60	83.20	57.00
Granted	50,000	$3.40	$2.00	$2.40
Canceled	(50,000)	$3.40	$3.40	$2.40
Exercised	-	-	-	-

Outstanding, April 30, 2002	24,234	$60.00-134.60	$83.20	$57.00

Granted	750,000	$0.50-0.90	0.72	0.05
Canceled	(24,243)	$60.00-134.60	$83.20	$57.00
Exercised	-	-	-	-

Outstanding
April 30, 2003 and 2004	750,000	$0.50-0.90	$0.72	$0.05

The warrants issued in February 2003 were attributed a value of $39,346 using the Black Scholes option pricing model. The closing stock price and the date of grant of the warrants was $0.60 per share. The option life assumed is five years, risk-free interest rate of 2.5%, and an expected volatility of 15%. Management determined the measurement date to be February 28, 2003, since consent of a majority of the shareholders was obtained on that date. Warrants to purchase 750,000 shares which are outstanding are exercisable ratably over a five-year period. As of April 30, 2004 and 2003, 150,000 and zero warrants were exercisable, respectively. As of April 30, 2004 and 2003, the remaining contractual life on the warrants is 8.83 and 9.83 years, respectively.

Preferred Stock of Subsidiary

AMRES authorized 1,250,000 shares of Series A Preferred Stock on July 18, 2003. The Series A preferred stock is no par value and accrues dividends at a rate of 10% per annum. There are no voting, liquidation, redemption or conversion rights associated with the Series A Preferred Stock. On December 23, 2003, AMRES amended the terms of the Series A Preferred Stock so that it has a face value of $4.00 per share, pays a 3% quarterly cumulative cash dividend, and has a liquidation preference.

On July 18, 2003, the Company entered into a Securities Exchange Agreement with AMRES and Sutter Holding Company, Inc. (“Sutter”).

On December 18, 2003, the parties to the Agreement entered into a Mutual Rescission of Securities Exchange Agreement whereby they agreed to rescind the transactions contemplated by the Agreement in their entirety, and all parties returned all consideration. The Company returned to Sutter the 66,496 shares of Sutter common stock, Sutter returned to AMRES the 1,000,000 shares of Series A preferred stock, and Sutter returned to ANZA the Warrants.

On December 23, 2003, the AMRES amended the terms of its unissued Series A preferred stock. Under the amendment the Series A preferred stock is non-redeemable with no par value and accrues dividends at a rate of 3%, per annum, payable quarterly. In addition, the dividends are cumulative and the holders of the Series A preferred stock have priority to all distributions. There are no voting, redemption or conversion rights associated with the Series A preferred stock.

F - 28

On December 23, 2003, AMRES issued 500,000 shares of Series A Preferred Stock for 4,000,000 shares of restricted common stock of ANZA. On July 28, 2004, the agreement was modified and the AMRES returned 2,400,000 shares of ANZA’s common stock to ANZA. The subsequent transaction was accounted for retroactively to the original agreement date on December 23, 2003. At April 30, 2004, AMRES held a total of 1,737,500 shares of ANZA common stock. AMRES accounts for these shares as an investment in a related entity. For purposes of consolidation, however, this transaction is eliminated.

NOTE 13 - NON-RECURRING EXPENSES

On or about June 27, 2002, Anza entered into a settlement agreement and general mutual release with Laguna Pacific (the “Laguna Settlement”). As consideration under the Laguna Settlement, Anza repaid the $225,000 note, plus $9,000 in accrued interest, and the note was cancelled.

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

During the twelve months ended April 30, 2002, ANZA had capital lease obligations in default totaling $91,585 that were settled for $35,800. The remaining balance was recognized as a gain on settlement of debt of $56,185.

On January 17, 2002, AMRES purchased a note payable by ANZA in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000. In consolidation the note payable is eliminated and ANZA recognized a gain from the settlement of debt of $69,695.

On May 27, 1999, ANZA entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 10,000 shares of the Common Stock and to cancel the options to purchase 10,000 shares. On August 7, 2001, ANZA agreed to settle a dispute over the terms of the amendment by canceling the 10,000 shares in exchange for 75,000 shares of ANZA’s restricted common stock. ANZA valued the additional 65,000 shares at $3.40 each and charged operations a total of $221,000 as a non-recurring settlement loss.

ANZA entered into a global settlement agreement with several parties, which resulted in a total non-recurring loss of $61,494. See Note 17 for more on this agreement.

NOTE 14 - INCOME TAXES

At April 30, 2004, ANZA had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $8.0 million and $4.0 million, respectively, which for federal reporting purposes, begin to expire in 2011 and fully expire in 2023. For state purposes, the net operating loss carry-forwards begin to expire in 2005 and fully expire in 2010. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2004 and 2003, before considering the effects of ANZA’s valuation allowance amounted to approximately $5.7 million and $5.0 million, respectively. ANZA provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $7.0 and $7.0 thousand during the years ended April 30, 2004 and 2003, respectively. ANZA’s provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

F - 29

NOTE 15 - SEGMENT AND OTHER INFORMATION

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on revenues and net income. For the twelve months ended April 30, 2004, 2003 and 2002, management has provided the following information with respect to its operating segments (in thousands).

    As of and for the twelve months ended April 30, 2004, 2003, and 2002

	Revenues			Net Income (Loss)			Assets

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Loan Brokering	$62,143	$56,918	$25,894	$(1,213)	$554	$(66)	$4,444	$4,749	$2,497
Mortgage banking	319	337	61	319	337	61	3,651	7,601	1,070
Real estate brokerage	598	589	319	(23)	(5)	(205)	4	6	2

	$63,060	$57,844	$26,274	$(917)	$886	$(210)	$8,099	$12,356	$3,569
Corporate
				$(267)	(150)	$(226)	$170	$696	$169

Discontinued operations				$61	$166	$12	$-	$291	$38

Total				$(1,123)	$902	$(424)	$8,269	$13,343	$3,776

Unallocated corporate expenses include salaries for corporate personnel, professional fees for legal and accounting services, non-recurring settlement expenses and goodwill impairment related to Titus and Expidoc ($195,247 in 2004, $150,000 in 2003).

NOTE 16 - SECURED NOTE RECEIVABLE

On November 7, 2003, the Company loaned $200,000 to an individual for a property purchase. The loan is secured by a first trust deed on the property. The borrower is required to make interest only payments, at 7.5% per annum, and the entire loan is due on December 1, 2008. During the year, a related investor, and a direct relative of the Chief Executive Officer of the Company, purchased a portion of the loan for $50,000, leaving the amount owed to the Company at $150,000. In addition, prior to the end of the fiscal year, the Company executed an exchange agreement with the Series E convertible preferred stock holders whereby the Company exchanged $125,000 of the secured note receivable for all outstanding principal and interest owed the Series E convertible preferred stock holders. There was no gain or loss recorded on the sale of the loan. As of April 30, 2004, the Company owned a $25,000 interest in the loan which is included in other assets on the accompanying consolidated balance sheet.

F - 30

NOTE 17 - GLOBAL SETTLEMENT

To settle all outstanding disputes among all the parties, on June 26, 2001, ANZA entered into a settlement agreement with EMB, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the “Global Settlement”). As part of the Global Settlement:

I. ANZA issued to EMB 75,000 shares of restricted common stock as consideration for EMB’s waiver of its registration rights for 375,000 shares of ANZA common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. ANZA issued to EMB a promissory note in the principle amount of $103,404, which represents the reduced amount due to EMB by ANZA under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to WdB, but which were satisfied by Anza and a note issued by ANZA to AMRES Holdings LLC to settle an acquisition obligation of EMB (see below). The note bears an interest at the rate of 10% per annum and is convertible into common stock of ANZA. See Note 13 for further discussion of this note.

II. ANZA issued to Williams de Broe (“WdB”) 150,000 shares of restricted common stock valued at $459,000 as consideration for WdB’s release of all claims against ANZA arising under the purported guarantee of EMB’s obligation to WdB by ANZA. The parties agreed that the amount be credited as additional consideration to the EMB notes payable.

III. EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of ANZA as contemplated by the agreement.

IV. EMB assigned rights of a portion of ANZA’s note payable totaling $485,446 to AMRES Holdings LLC, owned by Vince Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of common stock based on 90% of the closing stock price on the date of the conversion. ANZA assigned a value of approximately $60,681 to the beneficial conversion feature imbedded in this note. As part of the restructuring, the Company converted outstanding balance of the note plus accrued interest into 300,000 shares of ANZA’s common stock plus 18,800 shares of Series F convertible preferred. As such, as of April 30, 2003, there is no principal or interest outstanding relating to this note.

V. EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. The note had a mandatory conversion into ANZA’s common stock on December 15, 2001, which was never enforced. On January 17, 2002, EMB sold this note to AMRES for $40,000. See Note 13 for additional discussion.

The following reflects the reduction of the note payable to EMB as follows:

Note payable	$ 1,055,000
Accrued interest	160,856

Total due to EMB prior to settlement	1,215,856
Less:
Value of 150,000 shares to WdB	(459,000)
Payable to AMRES Holdings LLC	(485,446)
Debt and interest relief	(168,006)

Balance due to EMB after settlement	$103,404

F - 31

The following reflects the charge to operations associated with the Global Settlement:

Value of 75,000 shares to EMB	$229,500
Debt and interest relief	(168,006)

Total loss	$61,494

NOTE 18 – PROPOSED REORGANIZATION AND ACQUISITION

On October 7, 2002, ANZA issued a press release announcing the execution of a reorganization agreement with Homelife, Inc. One February 27, 2003, due to a number of factors including but not limited to changing market conditions, the failure of Homelife to fulfill one or more of its obligations under the agreement, and the extended period of time it would take to complete the reorganization, ANZA notified Homelife of its intent to terminate the Reorganization Agreement. On March 14, 2003, ANZA terminated the Reorganization Agreement.

NOTE 19 – DISCONTINUED OPERATIONS

Effective January 31, 2004, ANZA suspended operations at its wholly owned subsidiary, Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc’s largest customer ceased using Expidoc as a third party provider of notary services. The results of Expidoc’s business have been reflected as Discontinued Operations in the accompanying consolidated financial statements. Operating results of the discontinued operations are as follows:

	April 30, 2004	April 30, 2003	April 30, 2002

Net sales	$1,224,099	$1,219,982	$348,177
Income from discontinued operations	$60,913	$166,000	$11,943

NOTE 20 – SUBSEQUENT EVENTS

See Notes 4, 7, 11 and 12 for a description of events that took place subsequent to April 30, 2004.

F - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

Board of Directors
Anza Capital, Inc.

        Our audits of the consolidated financial statements referred to in our report dated August 11, 2004 appearing on Page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed on Page S-2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ McKennon, Wilson & Morgan LLP

Irvine, California
August 11, 2004

S - 1

Anza Capital, Inc.
Schedule I - Valuation and Qualifying Accounts
(in thousands)

Description	Valuation Allowance on Tax Assets

Balances April 30, 2001	$2.1

Increase in valuation allowance	2.2

Balances April 30, 2002	4.3

Increase in valuation allowance	0.7

Balances April 30, 2003	5.0

Increase in valuation allowance	0.7

Balances April 30, 2004	$5.7

S - 2