Form 10-Q
period 2004-07-31
ANZA CAPITAL INC
filed 2004-09-20
CIK 926844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-24512


                               ANZA CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                88-1273503
     (State or other jurisdiction of                (I.R.S.  Employer
      incorporation or organization)               Identification No.)

     3200 BRISTOL STREET, SUITE 700
              COSTA MESA, CA                             92626
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (714) 866-2100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes  X   No
                                                       ---     ---

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).   Yes      No  X
                                                         ---     ---

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   Yes      No
             ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 1, 2004, there were 9,496,346 shares of common stock issued and 5,358,846 shares of common stock outstanding.

                               ANZA CAPITAL, INC.

                                TABLE OF CONTENTS
                                -----------------

                                  PART I
ITEM 1  Financial Statements . . . . . . . . . . . . . . . . . . . . 3

ITEM 2  Management's Discussion and Analysis . . . . . . . . . . . .16

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk .23

ITEM 4  Controls and Procedures. . . . . . . . . . . . . . . . . . .23

                                 PART II

ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .24

ITEM 2  Changes in Securities and Use of Proceeds. . . . . . . . . .24

ITEM 3  Defaults Upon Senior Securities. . . . . . . . . . . . . . .24

ITEM 4  Submission of Matters to a Vote of Security Holders. . . . .25

ITEM 5  Other Information. . . . . . . . . . . . . . . . . . . . . .25

ITEM 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .25

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

ITEM 1    FINANCIAL STATEMENTS

                                         ANZA CAPITAL, INC.
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                   July 31, 2004    April 30, 2004
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $    2,773,212   $     2,204,525
  Commissions receivable                                               1,338,972         2,028,232
  Loans held for sale, net                                             7,467,923         3,650,911
  Prepaids and other current assets                                       56,824            19,898
                                                                  ---------------  ----------------
Total current assets                                              $   11,636,931   $     7,903,566

Property and equipment, net                                              229,753           244,152
Other assets                                                             102,875           121,744
                                                                  ---------------  ----------------
Total assets                                                      $   11,969,559   $     8,269,462
                                                                  ---------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $      120,796   $       215,151
  Commissions payable                                                  3,109,067         2,919,264
  Warehouse line of credit                                             7,286,626         3,606,866
  Accrued liabilities                                                    586,123           980,465
  Other liabilities                                                      342,501            74,535
                                                                  ---------------  ----------------
Total liabilities                                                 $   11,445,113   $     7,796,281
                                                                  ---------------  ----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, 2,500,000 shares authorized:
  Class D convertible preferred stock, no par value; liquidation value of $126.81 per share; 15,000 shares authorized; 8,201.5
  shares outstanding                                                   1,040,222         1,040,222
  Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800
  shares issued and outstanding                                          313,490           313,490
Common stock, $0.001 par value; 100,000,000 shares
  authorized; 4,869,096 shares issued and 4,869,096 shares
  outstanding as of July 31, 2004 and April 30, 2004                       4,870             4,870
Additional paid in capital                                            13,650,274        13,650,274
Accumulated deficit                                                  (14,484,410)      (14,535,675)
                                                                  ---------------  ----------------
Total stockholders' equity                                        $      524,446   $       473,181
                                                                  ---------------  ----------------

Total liabilities and stockholders' equity                        $   11,969,559   $     8,269,462
                                                                  ===============  ================

                                      See accompanying notes

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended
                                              --------------------------------
                                               July 31, 2004    July 31, 2003
                                              ---------------  ---------------
Revenues:
    Broker commissions                        $   13,377,202   $   18,393,906
    Sales of loans, net                              118,826          239,160
    Notary and other                                 127,906          960,277
                                              ---------------  ---------------
                                                  13,623,934       19,593,343
                                              ---------------  ---------------

Cost of revenues:
    Broker commissions                             8,953,172       13,365,223
    Notary and other                                 118,717          552,606
                                              ---------------  ---------------
                                                   9,071,889       13,917,829
                                              ---------------  ---------------

Gross profit                                       4,552,045        5,675,514
                                              ---------------  ---------------


Operating expenses:
    General and administrative                     1,790,986        2,643,215
    Salaries and wages                             2,271,541        2,649,937
    Selling and marketing                            461,763          116,845
                                              ---------------  ---------------
                                                   4,524,290        5,409,997
                                              ---------------  ---------------

Operating income                                      27,755          265,517

Interest expense                                     (49,753)         (72,800)
Interest income                                       73,263          129,268
                                              ---------------  ---------------
Net income                                    $       51,265   $      321,985
                                              ===============  ===============

Earnings  per common share:

  Basic:
    Weighted average number of common shares       4,869,096        4,829,960
    Net income  per common share              $         0.01   $         0.07

  Diluted:
    Weighted average number of common shares       8,046,316        8,006,380
    Net income  per common share              $         0.01   $         0.04

                             See accompanying notes

                                       ANZA CAPITAL, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                 Three Months     Three Months
                                                                     Ended            Ended
                                                                 July 31, 2004    July 31, 2003
                                                                ---------------  ---------------
Cash flows from operating activities:
  Net income                                                    $       51,265   $      321,985
  Adjustments to reconcile net income  to net cash used
    in operating activities:
  Depreciation                                                          17,899           12,685
  Changes in operating assets and liabilities:
    Decrease (Increase) in commissions and accounts receivable         689,260         (699,847)
    Increase in loans held for sale, net                            (3,817,012)      (5,882,310)
    Increase in prepaids and other current assets                      (18,057)         (16,728)
    (Decrease) Increase in accounts payable                            (94,356)         426,779
    Increase in commissions payable                                    189,803        1,628,417
    (Decrease) Increase in accrued and other liabilities              (126,376)         154,526
                                                                ---------------  ---------------

  Net cash used in operating activities                             (3,107,574)      (4,054,493)
                                                                ---------------  ---------------

Cash flows from investing activities:
  Acquisitions of property and equipment                                (3,500)         (40,833)
                                                                ---------------  ---------------

  Net cash provided by (used in) investing activities                   (3,500)         (40,833)
                                                                ---------------  ---------------

Cash flows from financing activities:
  Advances from warehouse line of credit, net                        3,679,761        5,846,832
  Repurchase of E Preferred                                                  -          (23,849)
  Dividends on E Preferred                                                   -           (6,152)
                                                                ---------------  ---------------

  Net cash provided by financing activities                          3,679,761        5,816,831
                                                                ---------------  ---------------

Net increase in cash                                                   568,687        1,721,505
Cash at beginning of period                                          2,204,525        2,755,659
                                                                ---------------  ---------------

Cash at end of period                                           $    2,773,212   $    4,477,164
                                                                ===============  ===============

Non-cash financing activities:
                                                                ===============  ===============
  Issuance of preferred stock of subsidiary for marketable
    Securities                                                  $            -   $      800,000
                                                                ===============  ===============
Supplemental cash flow information:
Cash paid for interest                                          $       49,753   $       70,800
                                                                ===============  ===============
Income taxes were not significant during the periods presented

                                  See accompanying notes

                      NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial data as of July 31, 2004 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2004, and the results of their operations and their cash flows for the three months ended July 31, 2004 and 2003. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2005. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished. The Company's annual report on Form 10-K for the year ended April 30, 2004 should be read in connection with this quarterly report.

NOTE 2.  GOING CONCERN

In connection with the audit of the consolidated financial statements for the year ended April 30, 2004, the Company received a report from its independent auditors that included an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern, which contemplated that assets and liabilities would be settled at amounts in the normal course of business. ANZA incurred a loss from operations during the year ended April 30, 2004 and had an accumulated deficit as of April 30, 2004. In addition, AMRES is a defendant in a significant amount of litigation for which the outcome is uncertain. In some cases, management believes losses are covered by insurance. ANZA's industry in recent years has experienced increase competition. In addition, interest rates have increased during the past 12 months, having a slowing effect on the industry. Management's immediate plans are to reduce spending through management level pay decreases and the management of expenses. Management is also hopeful that the AMRES mortgage banking division will expand; however, for the mortgage banking division to continue operating, AMRES needs to comply with its line of credit covenants, which it is currently in default. If ANZA continues to experience losses, management will require additional working capital through debt or equity sources. At present, although Anza has completed a transaction to improve its net worth, it has no other commitments for long-term financing. There are no assurances that management will be successful in its plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  SIGNIFICANT CUSTOMER CONCENTRATION

For the three months ended July 31, 2004 and 2003, three investors accounted for eighty percent of the purchases of loans held for sale and accounted for eighty percent of the revenues from the mortgage banking business.

NOTE 4 .  SEGMENT DISCLOSURE

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on net income. For the three months ended July 31, 2004 and 2003, management has provided the following information with respect to its operating segments (in thousands).

                           Revenues        Net Income          Assets
                        2004     2003     2004     2003    2004     2003
                       -------  -------  -------  ------  -------  -------

Loan brokering         $13,377  $18,394  $    21  $ 107   $ 4,164  $ 8,353
Mortgage banking           119      239       30    (34)    7,622   13,378
Notary Services              0      810        0    243         0      457
Real Estate Brokerage      128      150        0      1         3        8
                       -------  -------  -------  ------  -------  -------

                       $13,624  $19,593  $    51  $ 317   $11,789  $22,196
                       =======  =======  =======  ======  =======  =======


Corporate                                             5         5      371
                                                  ------  -------  -------

Total                                             $ 322    11,794  $22,567
                                                  ======  =======  =======

NOTE 5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to the Company for quarters presented since minimal activity occurred in 2004 and no grants were made to employees during the quarter.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, ANZA must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. ANZA will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of July 31, 2004, ANZA, had certain guarantees relating to its mortgage banking operations which are not considered significant. Such guarantees, and ANZA s potential liability for those guarantees were satisfied soon after the quarter. ANZA did not incur any costs or expense in satisfying these guarantees.

NOTE 6.  LOANS HELD FOR SALE

Loans held for sale consist of conventional uninsured mortgages originated by the Company, with various interest rates. Details of the loans are as follows:

                                      July 31, 2004                  April 30, 2004
                            -----------------------------  ---------------------------------------
                                      (Unaudited)

                             Number    Total Loan          Number of   Total Loan      Average
Loans Range                 of Loans     Amount              Loans       Amount     Interest Rate
--------------------------  --------  ------------         ---------  ------------  --------------
20,000 to $100,000                 7      312,478   6.04%         14      720,375            8.69%
100,001 to $200,000                4      584,404   6.55%          2      312,000            7.00%
200,001 to $300,000               14    3,493,060   4.63%          4    1,129,350            6.19%
300,001 to $400,000                2      703,826   3.38%          1      360,500            5.50%
Over $400,000                      4    2,374,155   4.81%          1    1,158,250           13.87%
                            --------  ------------         ---------  ------------
                                  31  $ 7,467,923                 22  $ 3,680,475
                                      ------------                    ------------
Deferred Fees net of cost                (120,173)                        (29,564)
                                      ------------                    ------------
                                      $ 7,347,750                     $ 3,650,911
                                      ------------                    ------------

NOTE  7.  WAREHOUSE  LINE  OF  CREDIT

The Company maintains a $10,000,000 warehouse line of credit which expires on March 31, 2005. The agreement is personally guaranteed by ANZA's chief
executive officer.   The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate is adjustable, based upon a published prime rate, plus an additional 1% to 3% and is payable monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The line of credit is collateralized by the company's loans held for sale.

As of the quarter end, the company is not in compliance with certain debt covenants in relation to this line of credit. The lending institution has not formally issued a waiver for these violations. The final determination is contingent on the lending institution's review of the July 31, 2004 Form10-Q.

NOTE  8.  ACCRUED  LIABILITIES

Accrued liabilities consist of the following :

                                       July 31, 2004   April 30, 2004
                                        (unaudited)
Accrued salary and benefits           $       104,301  $       161,610
Accrued loss contingencies                    340,463          633,500
Accrued professional fees                           0           61,557
Accrued dividends                             108,888          108,888
Accrued other liabilities                      12,084                -
Accrued interest                               20,387           14,910
                                      ---------------  ---------------
                                      $       586,123  $       980,465
                                      ===============  ===============

NOTE 9.  EARNINGS PER COMMON SHARE

Dilutive securities which are included in the calculation of dilutive earnings per common share for the three months ended July 31, 2004, include the Series D Convertible Preferred Stock, and the Series F Convertible Preferred Stock, convertible into approximately 3,176,420 shares of common stock.

NOTE 10.  STOCKHOLDERS' EQUITY

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

NOTE  11.  CONTINGENCIES

Indemnifications

On December 9, 2002, the Company received notification from HUD requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. AMRES executed and provided an indemnification agreement to HUD, as requested. On February 13, 2003, HUD notified AMRES that (i) without the loans originated by this particular loan officer, AMRES' default and claim rate would be an acceptable level to HUD, and (ii) as a result of the termination of that loan officer, and the execution of the indemnification agreement, the matter was closed.

During the year ended April 30, 2004, the Company received two demands for payment from HUD on claims totaling approximately $170,000. The first demand involved losses on five properties and the second demand involved losses on an additional property. All six properties were part of the original 23 properties referred to above. The Company carries errors and omissions insurance coverage, however, the Company received notification from their errors and omissions insurance carrier that their claim for coverage was denied. As a result of this denial, the Company estimated that their total liability under the indemnification agreement is approximately $200,000. The estimate is based upon the $170,000 in demands from HUD on the six loans, and an estimated liability of $30,000 relating to an additional loan under the indemnification agreements which are currently in default and no demand has been made. On May 20, 2004, HUD accepted the Company's offer to make 10 monthly payments of $17,025 to HUD in satisfaction of the six properties referenced above. Subsequent to year-end, the Company began making the payments. As of April 30, 2004, the $200,000 provision, an increase of $145,000 from the prior year-end, is included in accrued liabilities on the year end balance sheet. Management has accrued $30,000 for one additional property. Two additional properties are in default and any potential liability cannot be determined at this time, two other properties are in default but the proceeds from the sale of the properties are in excess of the loan, three properties are performing and eight properties are paid have been paid in full, and one property is covered (has been settled) under the Oaktree litigation.

State Audits

The Company is subject to certain state audits, which are typical in this industry. Often these audits uncover instances of non-compliance with various state licensing requirements. These instances of non-compliance may also translate into a particular state levying a fine or penalty against the Company. During the year ended April 30, 2004, the Company resolved actions with the states of Arizona, Kansas, Nevada and Virginia paying settlements totaling $93,800. The Company also underwent audits in the states of Maryland and Washington and ultimately resolved the two states audits by paying $24,000 in refunds to borrowers and fines.

At the present time, the Company is not aware of any pending actions by any state licensing agency, and is aware of only one pending state audit, that being Georgia, and does not anticipate that there will be any findings.
Oaktree Litigation

In March 2003, the Company was served with a lawsuit brought by Oaktree Funding Corporation ("Oaktree") against nineteen defendants, including the Company, the appraiser, escrow company, notary public, and borrowers involved in six (6) different loan transactions brokered by the Company and funded by Oaktree. The Complaint alleges, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requests damages in excess of $1,500,000, plus attorneys' fees, interest, penalties, and punitive damages.

As of April 30, 2003, the Company recorded a provision of $140,000 related to the belief of the Company and of legal counsel that this was the maximum exposure attributable to this lawsuit. Subsequent to April 30, 2004, although the Company believed the case lacked merit, the Company agreed to mediation and on June 14, 2004, the matter settled in mediation for a total potential exposure to the Company of $46,500. Of this amount, the Company agreed to pay $31,500 up front and indemnify Oaktree for up to an additional $15,000 on three additional properties. The Company has maintained its cross action and will attempt to recover its losses from the remaining cross defendants. Based on the mediation, the Company decreased their initial provision of $140,000 to $46,500 a decrease of $96,500, which has been reflected as a decrease to provision for loss on the statement of operations for the year ended April 30, 2004. As of April 30, 2004, the $46,500 is included in accrued liabilities on the balance sheet.

First Franklin Litigation

On December 10, 2003, First Franklin Financial Corporation filed claim against the Company in the Superior Court of the State of California for the County of Orange, alleging a breach of written mortgage purchase agreement. The original claim amount was for approximately $108,000. On May 4, 2004, the Company settled the matter with First Franklin for $52,500. Based on the settlement, the Company recorded a provision of $52,500 during the year ended April 30, 2004, which is included in accrued liabilities on the balance sheet. The Company paid the settlement in full on May 5th, 2004.

Former Employees

In October 2003, a former employee filed a lawsuit against the Company, Anza Capital Corp and its Chief Executive Officer. The Complaint alleges breach of contract and fraud arising out of the plaintiff's employment with the Company, and requests damages in excess of $2,000,000, plus attorneys' fees, interest, penalties, and punitive damages. A trial date has been set for November 1, 2004. The Company believes the case lacks merit and is defending the claim vigorously.

In November 2003, a former employee filed a lawsuit against the Company, Anza Capital Corp and its Chief Executive Officer. The Complaint alleges breach of contract and fraud arising out of the plaintiff's employment with the Company, and requests damages in excess of $5,000,000, plus attorneys' fees, interest, penalties, and punitive damages. A trial date has been set for October 18, 2004. The Company believes the case lacks merit and is defending it vigorously.

On January 23, 2004, a former employee filed claim against the Company in the Superior Court of California, for the County of Orange. The Complaint alleges breach of oral contract and complaint for damages arising out of the plaintiff's employment with the Company, and requests damages in excess of $50,000 plus attorney's fees, interest, penalties and punitive damages. The Company believes this case lacks merit and is defending vigorously.

The Company is vigorously defending these lawsuits although the Company believes that the actions lack merit. The Company has filed an answer to the complaints. The cases are in the beginning stages of discovery but a prediction cannot be made as to the outcome of these cases. As such, the Company has not recorded a provision for losses in the accompanying consolidated financial statements related to these three actions since they are not probable or estimatable.

Other Actions

On November 6, 2003, a borrower filed claim against the Company in the Superior Court of California, City and County of Alameda. The defendants alleged in the complaint are Dae Won & Associates, Inc., Dae W. Yoon, the Company, and Kathy Pan a loan officer of the Company. Our San Francisco Branch Office employs Ms. Pan. The complaint alleges fraudulent inducement of contract, rescission, conversion and negligence. This claim is for a total amount of $121,000. Ms. Pan vehemently denies any liability and/or responsibility to the plaintiff and has hired an attorney to respond to the complaint on her behalf. The Company will vigorously defend this lawsuit, as the Company believes that this case lacks merit.

In April of 2004, the Company was named in two lawsuits in Michigan regarding foreclosure actions on two loans originated by two former employees of the Company in Michigan. The Company was also recently contacted by a bank, another Michigan lender regarding potential problems with up to 22 loans originated by the Company's employees in Michigan. As of the date of this disclosure, the Company has agreed to settle the matters for a total of $8,000.

In May of 2004 a borrower filed suit against the Company, a branch manager and an individual, for allegations of fraud amongst other causes of action. The suit alleges that an individual named Paul Robertson deceived the borrowers who were seeking a construction loan to build a house on a vacant lot. The plaintiffs claim that they never received the house or the funds to construct the house and are seeking "compensatory damages exceeding $75,000.00" and "punitive damages exceeding $75,000.00". The plaintiffs are also seeking "reasonable attorneys' fees and costs. The Company is defending on the grounds that Robertson was not their agent and to the extent that he and the agent were somehow defrauding borrowers, it was being done outside of the course and scope of any agency relationship with the Company. The Company believes that the case lacks merit and is defending vigorously.

In June 2004 a lawsuit was filed against the Company's wholly-owned subsidiary American Residential Funding, Inc. ("AMRES") by the an Orange County, California landlord. The suit alleges that AMRES breached a building lease and claims damages for the entire term of the lease through August 2007 of $886,332.44. AMRES recently filed an Answer to the Complaint and a Cross-Complaint against a former Branch Manager and his business associate who signed the lease in question purporting to be officers of the corporation. AMRES believes that this matter lacks merit and will litigate the case vigorously to hold the proper parties accountable for any damages that are due the plaintiff.

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company's financial position, results of operations and cash flows.

Settlements

On May 14, 2004, the Company settled a matter with a leasing company related to a lease that a terminated branch entered into and failed to complete. The settlement amount of $19,000 was accrued as on April 30, 2004, and was paid during the quarter.

On June 1, 2004, the Company agreed to settle a claim by a lender who sought recovery on two loans involving alleged misrepresentation by the borrowers. The claims were for amounts of approximately $200,000. The Company executed a settlement agreement for a total amount of $120,000, with an initial payment of $60,000 and subsequent monthly payments of $10,000 for six months. The $120,000 is accrued in the financial statements as of April 30, 2004. During the quarter the Company paid the $60,000 and began making the monthly payments.

On May 28, 2004, the Company settled a claim from a borrower for alleged overcharges by one of the Company's former branches located in Kansas. The total settlement was $32,500.00, of which the company was responsible for $18,250. The $32,500 is accrued in the financial statements as of April 30, 2004.

A lender requested that the Company reimburse them for two loans in which went into default and were subsequently sold for a $150,000 loss. The loans were brokered by branch of the Company. On July 19, 2004, the Company settled with the lender agreeing to make monthly payments on the amount of $10,000 starting August 1, 2004 until a total of $138,000 is paid. The Company accrued the $138,000 and is included in the financials for the year ended April 30, 2004.

NOTE  12.  SUBSEQUENT  EVENTS

On September 17, 2004, the Company entered into a Securities Exchange Agreement (the "Agreement") and Escrow Agreement with an unrelated party (the "Party"). Under the terms of the Agreement, the Company exchanged 500,000 shares of its newly created Series G Convertible Preferred Stock (the "Series G") and warrants to purchase 2,000,000 shares of the Company's common stock for 1,000,000 shares of common stock of Cash Technologies, Inc. ("TQ Shares"), a publicly traded company.

The initial value of the TQ Shares was approximately $1,320,000 at the inception of the Agreement. The Company is required to make certain adjustments as follows to the value of the TQ Shares:

Within 10 business days of the end of each calendar quarter, beginning with the quarter ended December 31, 2004 (each, a "Supplemental TQ Share Valuation Date"), the escrow agent will update the value of the TQ Shares held in escrow by multiplying the average closing price for the 30 days before the end of the applicable quarters times the number of TQ Shares then held in escrow, and then adding the value of any cash or other assets (valued in the same manner as the

TQ Shares, or otherwise at their fair market value) then held in escrow (the "Supplemental TQ Shares Value").

If the Supplemental TQ Shares Value exceeds $1,000,000, then either (i) upon the receipt of a written request from the Party, that number of TQ Shares may be released from escrow to the Party so that the Supplemental TQ Share Value is approximately $1,000,000, or (ii) upon the mutual consent of the Company and the Party, the Company will issue additional shares of the Series G equal to the then-Supplemental TQ Share Value. In the event that any of the TQ Shares have been previously released from escrow, and the Supplemental TQ Share Value is subsequently less than $1,000,000, upon the receipt of a written request from the Company, the Party will re-deposit that number of TQ Shares (up to the original 1,000,000 TQ Shares), or cash or other assets acceptable to the Company, with the escrow agent so that the Supplemental TQ Share Value is approximately $1,000,000.

If the Supplemental TQ Share Value is less than $1,000,000, and all of the TQ Shares are already held in escrow, then upon the receipt of a written request from the Company, that number of the Series G will be released from escrow to the Company so that the original issue price of the Series G then held in escrow will be approximately equal to the Supplemental TQ Share Value. If, on a subsequent Supplemental TQ Share Valuation Date, the Supplemental TQ Share Value exceeds $1,000,000, then the Company will have the choice of re-depositing any withdrawn Series G to bring the Supplemental TQ Share Value back to $1,000,000, or adjusting the number of TQ Shares as set forth above.

Additionally,  the  Agreement  has  certain  rescission  rights  as  follows:

Upon the receipt of notice by the Party of any claim or demand, not currently known to them, that is reasonably likely to have an effect on the warehouse line of credit, the TQ Shares, and/or the Series G then held in escrow, or if the Company fails to make a dividend payment on the Series G within 10 days of its due date, or if there is a change in control of the Company, then the Party may rescind the Agreement. Upon rescission of this Agreement, the escrow agent will return any TQ Shares (or other assets) held in escrow to the Party, and any Series G held in escrow to the Company.

The Company may rescind this Agreement at any time after the date which is 6 months after the Closing Date (the "Exclusion Period") by providing 30 days advance written notice to the Party (the "Anza Termination Notice Period"). However, if the Company rescinds the Agreement during the 30-day period immediately following the Exclusion Period, the Company is limited to rescinding the transaction only with respect to one-half of the then-outstanding Series G. The Exclusion Period and the Anza Termination Notice Period is waived for the Company if the Party exercises a conversion of the Series G. After the expiration of the Anza Termination Notice Period (if applicable), the escrow agent will return any TQ Shares held in escrow to the Party, and any Series G held in escrow to the Company.

The Agreement calls for the various parties to deposit their consideration with an escrow agent, until such a time as either (i) all of the Series G are converted into shares of the Company's common stock, or (ii) the escrow is terminated in accordance with the Agreement, as noted above. In either case, the warrants are transferred to the Party within two days from depositing in the escrow.

The Series G, par value $0.001 per share, with original issue price of $2.00 per share, have non-cumulative dividends at 12% per annum, payable when declared. The Series G are immediately convertible into shares of the Company's common stock, subject to certain adjustments, at a price equal to the lesser of $0.08 per share or 80% of the 30-day average closing bid price for the 30 trading days prior to the date the Company receives a conversion notice. All outstanding shares of the Series G are automatically converted into the Company's common stock on September 17, 2009, 5 years after the original issue date.

The warrants to purchase up to 2,000,000 shares of the Company's common stock have an exercise price of $0.10 per share and expire in 5 years.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     We are a holding company that currently operates primarily through two (2) active subsidiaries.

  - AMERICAN RESIDENTIAL FUNDING, INC., a Nevada Corporation (AMRES) provides home financing through loan brokerage and banking.

  - BRAVO REALTY.COM, a Nevada Corporation (BRAVO), is a real estate sales company focused solely in California. Bravo has had limited operations over the last two years.

Inactive  Subsidiaries

  - EXPIDOC.COM, a California Corporation (EXPIDOC) arranges for notaries to provide document signing services for lenders across the country.

     Effective January 31, 2004, we suspended operations at Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc's largest customer (Ditech.com) ceased using Expidoc as a third party provider of notary services. This event may have a significant impact on our profitability in future periods as Expidoc contributed in-excess of $127,000 net profit during the first three fiscal quarters of the prior year. We are still assessing our options to proceed with Expidoc, however, we determined that the remaining goodwill related to our acquisition of Expidoc was impaired, and thus recorded an impairment charge in the amount of $175,247 during January of 2004. If we are unable to operate Expidoc in future periods at similar revenue levels, we will become even more dependant on AMRES to generate revenue and profits.

  - TITUS REAL ESTATE LLC, a California limited liability company (TITUS REAL ESTATE) and BRAVO REAL ESTATE SERVICES, INC. (BRAVO REAL ESTATE NETWORK) are currently non-operational.

     As shown below, AMRES has consistently provided the majority of our consolidated revenue. The industry in which AMRES operates can be highly volatile and is largely dependent on interest rates.

                     Percentage of Total Revenues by Service

                                           % YTD Revenue   % YTD Revenue
                                           --------------  --------------
                                           July 31, 2004   July 31, 2003
                                           --------------  --------------
          Loan Brokering                            98.3%           94.2%
          Mortgage Banking                            .9%             .0
          Notary Services                            0.0%            5.0%
          Real Estate Brokerage                      0.8%             .8%

              Total                                  100%            100%

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

     Traditionally, we have experienced increases in our business during the spring and summer when home sales are at their highest levels. Loan production in our highest month of July 2003 totaled 1,394 loans. Loan production has dropped to an average of 600 loans per month as of July 31, 2004.

     If we are unable to generate additional sources of revenue, our quarterly results will continue to fluctuate and it may be difficult for us to sustain profitable operations. AMRES is establishing various business initiatives to reduce its reliance on the refinancing market. These initiatives include:

  - Expanding its mortgage banking operations, with emphasis on sub-prime lending, as there is a higher level of profitability delivered from banking these loans compared to brokering these loans. This initiative includes establishing a wholesale operation, which would allow AMRES to fund loans brokered by other companies.

  - Building strategic alliances with other business models such as loan lead generators, builders, realtors and trade associations.

  - Promoting more direct-to-consumer lending, through marketing, with products that are less sensitive to fluctuations in interest rates, such as home equity loans, construction loans and sub-prime loans. Areas we will explore for expansion include Loancomp.com, Loan.com, maxrelo.com, builder business, Lending Tree and joint ventures with other sources of loans such as debt counselors, realtor associations and affinity groups.

  - Continuing to solicit new branches to join our network, especially those branch operations that are "purchase-home sensitive."

  - Reducing operating costs through efficiencies generated by new software and operating systems.

     We have experienced a slow-down in business during the last quarter, and had to reduce staff and have cut avoidable costs significantly. As we continue to experience a significant slow down in the refinance business, and if we are unsuccessful in the business initiatives described above to expand our sources of revenue, we are prepared to take immediate actions to reduce our cost structure. If our total loan volume continues to decline, we will need fewer personnel to carry out the functions needed to support the loan process. Specifically, we would further reduce headcount in such areas as compliance, accounting and marketing. We are prepared to reduce our operating expenses by as much as 25%, if conditions warrant.

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

     The AMRES mortgage banking platform, which will allow the transformation from predominately a mortgage broker to a banker, is currently closing approximately $4,000,000 loans monthly, versus over $150,000,000 in brokered loans monthly for AMRES as a whole. This increase in banking, if managed properly, could allow profitable operations at lower levels of volume. AMRES mortgage banking currently has a staff of 6, and is expanding as quickly as loan volume permits, and as quality control and additional experienced employees allow. It is anticipated that monthly loan production could increase to $30,000,000 in four to six months, when seasonal revenues are higher. AMRES mortgage banking has established relationships with several investors to purchase our funded loans, including IndyMac Bank, Countrywide Funding, and others. AMRES has purchased software (DataTrac) to manage the mortgage banking process, as well as software to provide our branches with automated underwriting (LoanScore).

     We have slowed down the number of new branch additions due to an increase in quality standards, minimum volume requirements, and State preferences. Our branch count is currently approximately 123, down from approximately 200 at July 31, 2003. We continue to monitor all of our branches for "probation" and possible termination to continually ensure that we are focusing our resources on the most productive branches. AMRES has been fortunate to lure loan production officers from our competitors. As the mortgage industry contracts, AMRES will attempt to attract additional branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

     AMRES recently established a corporate managed "direct to consumer" loan production division (AMRES DIRECT). The corporate loan officers and processors are purchasing internet leads from proven providers such as Lending Tree.com. This division will attempt to generate loans directly from consumers through various marketing initiatives and association with strategic affinity groups, such as financial planners. This division is still in the early stages of its development and it is too early to predict our likelihood of success in increasing our loan production through this division.

     We expect we may incur additional expenses from State compliance audits, loans brokered with recourse back to AMRES, and unpaid branch liabilities. While we believe we have set aside adequate reserves for these issues, there are no guarantees, due to the very high volume of past loans.

CRITICAL ACCOUNTING POLICIES

     Anza's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza, including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include accounts receivable allowances, and losses on loans held for sale and indemnifications associated with loans brokered. In addition, we are subject to litigation in the normal course of business. We assess the probability and financial exposure when determining when a liability for losses should be recorded. These significant estimates also include our evaluation of impairments of intangible assets (see further discussion below). In addition, the recoverability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Revenue Recognition

     Commissions generated from brokering loans are recognized at the date of close. Loan origination fees and other fees are deferred net of costs upon the sale of loans to third parties without recourse, and whereby ANZA has no continuing involvement.

Loans Held for Sale

     Mortgage loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than hold them for investment. AMRES sells loans to institutional loan buyers under an existing contract. AMRES sells the servicing rights to its loans at the time it sells those loans. At the time a loan is sold, AMRES has no continuing interest since servicing rights are transferred at the time of sale in accordance with paragraph 5 of SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Recourse provisions generally relate to first payment defaults, or breach of representations and warranties, or fraud, with respect to the loans sold. The recourse provision, because of its very brief term (30 days), is not practical to value in accordance with paragraph 6 of SFAS 140, since the value is minimal. In the event AMRES management becomes aware of a default, the financial asset and liability are reinstated and an assessment of the impact of losses is made.

Income Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the year 2004 and 2003, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THE THREE MONTHS PERIOD ENDED JULY 31, 2003

Introduction

     Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues.

                            Quarter          Quarter
                              Ended            Ended           Dollar          %
                      July 31, 2004    July 31, 2003           Change     Change
                     ---------------  ---------------  ---------------  ---------
Revenues             $   13,623,934   $   19,593,343   $   (5,969,409)    (30.5%)
                     ---------------  ---------------  ---------------  ---------
Gross Profit %                 33.4%            29.0%             N/A      15.2%
General and
Administrative            1,784,986        2,643,215         (858,229)    (32.4%)
Salaries and Wages        2,271,541        2,649,937         (378,396)    (14.3%)
Net Income (Loss)    $       51,265   $      321,985         (270,720)    (84.0%)

Revenues

     Revenues decreased by $5,969,409 or 30.5% for the quarter ended July 31,2004 compared to the quarter ended July 31, 2003. The decrease in revenues is directly related to the decline in the refinance market and the discontinued operations of Expidoc.Com.

     Bravorealty.com continues to generate only modest revenue and is operating at near break even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potential additional capital outlay, Bravorealty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

     Commissions are paid on loans funded. Commissions decreased by $4,412,051 or 33%, for the quarter ended July 31, 2004, to $8,953,172 from $13,365,223 for the quarter ended July 31, 2003. Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $433,889, or 79%. These decreases are directly related to the decrease in revenue between the periods.

     Consolidated gross profit decreased by $1,123,469, or 19.8% for the quarter ended July 31, 2004 to $4,552,045 from $5,675,514 for the quarter ended July 31, 2003. As a percentage of revenue, the gross profit increased by approximately 3.0%. The decrease in the gross profit was attributable to the decrease in gross revenue. The increase of the gross profit as a percentage of the revenue was due to reduced commissions paid and increase in rebates from lenders.

General and Administrative Expenses

     General and administrative expenses totaled $1,790,986 for the quarter ended July 31, 2004, compared to $2,643,215 for the quarter ended July 31, 2003. This decrease of $852,229 can be directly attributed to AMRES having fewer branches in the current period (approximately 120) versus the comparable period in prior year (approximately 200). As such, AMRES had fewer branches spending rent, office supplies, telephone, utilities and other general and administrative costs.

Salaries and Wages

     Salaries and wages totaled $2,271,541in quarter ended July 31, 2004, compared to $2,649,937 for the quarter ended July 31, 2003. The decrease of $378,396 is directly related to the reduction of personnel as one of the cost-cutting measures of AMRES.

Selling and Marketing Expense

     Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the quarter ended July 31, 2004 amounted to $461,763 compared to $116,845 in the prior period. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Consulting  Expenses

     Consulting Expenses for this quarter increased by approximately $28,000 compared to the quarter ended April 30, 2004. This increase is attributed to hiring consultants to set up quality branches nationwide. Consulting expenses for this quarter is $184,412, prior quarter was 166,335. These contracts were terminated in August. Consulting expenses are included as a part of general and administrative expenses.

Interest Expense

     Interest expense was $49,753 as of July 31, 2004, compared to $72,800 as of July 31, 2003. Interest expense is primarily related to interest paid on our warehouse line of credit. As of July 31, 2004, interest charged on our warehouse line of credit was lesser than the interest charged during the quarter ended July 31, 2003.

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

Net Income

     AMRES realized a net profit of $51,265 for the quarter ended July 31, 2004 compared to $321,985 for the quarter ended July 31, 2003. This was due to the significant drop in production attributed to the decline in the refinance market.

LIQUIDITY  AND  CAPITAL  RESOURCES

Introduction

     Our cash position remains strong with over $2.7 million on hand as of July 31, 2004. Our current assets exceed our current liabilities by $191,818. However, if our revenues continue to decline and we are unable to offset the declines by shedding overhead costs, our cash balances will decrease noticeably. In addition, any significant changes to our estimates of exposure from contingent liabilities could have a severe adverse effect on our liquidity and capital resources

Cash Flows

     Net cash used by operating activities was $3,107,574 and $4,054,493 for the three months ended July 31, 2004 and 2003, respectively. For the three months ended July 31, 2004, we recorded a net profit of $51,265 compared to a net profit of $321,985 for the three months ended July 31, 2003. In both periods, the increase in our loans held for sale was the primary contributor to the net cash used by operating activities in the amount of $3,817,012 and $5,882,310 as of July 31, 2004 and 2003, respectively. In addition, for the current three months, a decrease in accounts receivable in the amount of $689,260 and a decrease in accounts payable, commissions payable, and accrued and other liabilities in the amount of $30,929 were contributors to the cash used by operating activities.

     Net cash used in investing activities was $3,500 for the three months ended July 31, 2004 compared to cash used in investing activities of $40,833 for the three months ended July 31, 2003. For the three months ended July 31, 2004, net cash used in investing activities relates to the purchase of equipment in the amount of $3,500.

     Net cash provided by financing activities was $3,679,761 and $5,816,831 for the three months ended July 31, 2004 and July 31, 2003, respectively. The most significant contributor to the cash provided by financing activities during both periods relates primarily to increase on our warehouse line of credit in the amount of $3,679,761 and $5,846,832 for the three months ended July 31, 2004 and 2003, respectively.

Liquidity

     Our cash on hand at July 31, 2004 amounted to $2,773,212 and our working capital was $191,818. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which includes our warehouse line of credit. We have no long-term debt which we need to service in the near term.

     We maintain a warehouse line of credit in the amount of $10,000,000. Maintaining an adequate warehouse line of credit is critical to our growth plans for our mortgage banking operations. Any significant reduction in the borrowing limits or significant changes in terms could have a negative impact on our ability to expand the mortgage banking operations at the pace and with the degree of profitability we desire. Further, we have traditionally experienced no defaults on loans funded through our mortgage banking operations. As we continue to grow this segment of our business, our default rate on these loans may increase. Any significant change in our default rate would have a negative impact on our consolidated financial condition, results of operations and cash flows.

     As of the quarter end, we were not in compliance with certain debt covenants. The lending institution has not formally issued a waiver for these violations. The final determination is contingent upon the lending institution's review of the July 31, 2004 Form 10-Q.

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

Seasonality

     We experience slow loan production in the months of January through March because of the low number of applications we receive in December and January relative to the other months during the year. We historically have incurred losses during the months of February and March because of seasonality.

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

                                     PART II

ITEM 1    LEGAL PROCEEDINGS

Existing  Matters
-----------------

     There are no changes to our description of the existing matters in our Annual Report on Form 10-K for the year ended April 30, 2004.

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

New  Matters
------------

     In June 2004 a lawsuit was filed against our wholly-owned subsidiary, American Residential Funding, Inc. ("AMRES") by the Irvine Company. The action was filed in the Superior Court of California in the County of Orange, case number 04CC006842. The suit alleges that AMRES breached a building lease and claims damages for the entire term of the lease through August 2007 of $886,332.44. AMRES recently filed an Answer to the Complaint and a Cross-Complaint against a former Branch Manager and his business associate who signed the lease in question purporting to be officers of the corporation. We believe that this matter lacks merit and will litigate the case vigorously to hold the proper parties accountable for any damages that are due the plaintiff.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 30, 2004, we approved the issuance of 224,386 shares of our common stock, restricted in accordance with Rule 144, to the three holders of our Series D Convertible Preferred Stock as payment of dividends due through April 30, 2004. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and shareholders were believed to be accredited and/or sophisticated. The shares were issued in May 2004.

     On April 30, 2004, we approved the issuance of 164,500 shares of our common stock, restricted in accordance with Rule 144, to Vincent Rinehart, an officer and director, as payment of dividends through April 30, 2004 on our Series F Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited. The shares were issued in May 2004.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

     We maintain a $10,000,000 warehouse line of credit which expires on March 31, 2005. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate is adjustable, based upon a published prime rate, plus an additional 1% to 3% and is payable monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The line of credit is collateralized by the company's loans held for sale. We are currently not in compliance with certain debt covenants in relation to this line of credit. The lending institution has not formally issued a waiver for these violations, although they have informed us that they will review our quarterly financial results.

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

     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
              Officer

     32.1     Chief Executive Officer Certification Pursuant to 18 USC,
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2     Chief Financial Officer Certification Pursuant to 18 USC,
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003 and filed with the Commission on April 22, 2003.

(b)  Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended July 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 17, 2004                       /s/ Vincent Rinehart
                                          --------------------------------------
                                          By:   Vincent Rinehart
                                          Its:  President, Chairman, Chief
                                                Executive Officer, Chief
                                                Financial Officer, Chief
                                                Accounting Officer, and
                                                Director