Form 10-Q
period 2004-10-31
ANZA CAPITAL INC
filed 2004-12-20
CIK 926844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 17, 2004, there were 9,496,346 shares of common stock issued and 5,496,346 shares of common stock outstanding.

                               ANZA CAPITAL, INC.



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...........................................................................3

ITEM 1       Financial Statements........................................................................3

ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of Operations......19

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk.................................28

ITEM 4       Controls and Procedures....................................................................28

PART II - OTHER INFORMATION.............................................................................29

ITEM 1       Legal Proceedings..........................................................................29

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds................................29

ITEM 3       Defaults Upon Senior Securities............................................................29

ITEM 4       Submission of Matters to a Vote of Security Holders........................................29

ITEM 5       Other Information..........................................................................30

ITEM 6       Exhibits...................................................................................32

                         PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1   FINANCIAL STATEMENTS

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     October 31, 2004 April 30, 2004
                                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $  2,539,942     $  2,204,525
     Commissions receivable                                                              1,389,954        2,028,232
     Loans held for sale, net                                                            7,797,251        3,650,911
     Marketable securities                                                               1,350,000                -
     Prepaids and other current assets                                                      75,081           19,898
                                                                                      ------------     ------------
Total current assets                                                                  $ 13,152,228     $  7,903,566

Property and equipment, net                                                                207,254          244,152
Other assets                                                                                60,790          121,744
                                                                                      ------------     ------------
Total assets                                                                          $ 13,420,272     $  8,269,462
                                                                                      ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $    109,959     $    215,151
     Commissions payable                                                                 3,244,523        2,919,264
     Warehouse line of credit                                                            7,614,401        3,606,866
     Accrued liabilities                                                                   626,546          980,465
     Other current liabilities                                                             717,322           74,535
                                                                                      ------------     ------------
Total liabilities                                                                     $ 12,312,751     $  7,796,281
                                                                                      ------------     ------------


Minority interest in consolidated subsidiary                                               356,435                -

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock, 2,500,000 shares authorized:
     Class D convertible  preferred  stock, no par value;  liquidation  value of
     $126.81 per share; 15,000 shares authorized; 8,201.5
     shares outstanding                                                                  1,040,222        1,040,222
     Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800
     shares issued and outstanding                                                         313,490          313,490
    Class G convertible preferred stock, $0.001 par value;  liquidation value of
    $5.00 per share; 750,000 shares authorized, 500,000 shares issued and
    outstanding                                                                          1,000,000                -
Common stock, $0.001 par value; 100,000,000 shares
     authorized; 4,869,096 shares issued and outstanding as of October
     31, 2004 and April 30, 2004                                                             4,870            4,870
Additional paid in capital                                                              14,193,839       13,650,274
Accumulated deficit                                                                    (15,801,335)     (14,535,675)
                                                                                      ------------     ------------
Total stockholders' equity                                                            $    751,086     $    473,181
                                                                                      ------------     ------------

Total liabilities and stockholders' equity                                            $ 13,420,272     $  8,269,462
                                                                                      ============     ============

                             See accompanying notes

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                     Three Months Ended                Six Months Ended
                                               ------------     ------------     ------------     --------------
                                               October  31,     October  31,     October  31,       October  31,
                                                    2004            2003            2004               2003
                                               ------------     ------------     ------------     --------------

Revenues:
          Broker commissions                   $ 11,964,772     $ 16,033,692     $ 25,341,974     $   34,506,078
          Sales of loans, net                       161,262           10,330          280,087            162,661
          Notary and other                          278,761          507,283          406,667          1,467,560
                                               ------------     ------------     ------------     --------------
                                                 12,404,795       16,551,274       26,028,728         36,136,299
                                               ------------     ------------     ------------     --------------

Cost of revenues:
          Broker commissions                      8,614,871       10,830,375       17,568,042         24,187,280
          Notary and other                          254,885          324,820          373,602            878,256
                                               ------------     ------------     ------------     --------------
                                                  8,869,756       11,155,195       17,941,644         25,065,536
                                               ------------     ------------     ------------     --------------

Gross profit                                      3,535,039        5,396,079        8,087,084         11,070,763
                                               ------------     ------------     ------------     --------------


Operating expenses:
          General and administrative              3,133,835        2,341,903        4,924,822          4,991,576
          Salaries and wages                      1,260,734        2,991,861        3,532,275          5,641,998
          Selling and marketing                     439,454           96,214          901,216            213,059
                                               ------------     ------------     ------------     --------------
                                                  4,834,023       5 ,429,979        9,358,313         10,846,633
                                               ------------     ------------     ------------     --------------

Operating income (loss)                          (1,298,984)         (33,899)      (1,271,229)           224,130

Interest expense                                    (65,180)        (303,271)        (114,933)          (376,071)
Interest income                                      47,239          168,877          120,502            298,145
                                               ------------     ------------     ------------     --------------
Net income (loss)                              $ (1,316,925)    $   (168,292)    $ (1,265,660)    $      146,204
                                               ============     ------------     ------------     ==============

Earnings (loss) per common share:

     Basic:
          Weighted average number of common
          shares                                  4,869,896        4,829,960        4,869,896          4,829,960

          Net income (loss0 per common share   $      (0.27)    $      (0.03)    $      (0.26)    $         0.03

     Diluted:
          Weighted average number of common
          shares                                  4,869,896        4,829,960        4,869,896          8,075,541

          Net income (loss) per common share   $      (0.27)    $      (0.03)    $      (0.26)    $         0.02


                             See accompanying notes

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months      Six Months
                                                                                          Ended          Ended
                                                                                    October 31, 2004  October 31, 2003
                                                                                       -----------     -----------
Cash flows from operating activities:

     Net income (loss)                                                                 $(1,265,660)    $   146,204
     Adjustments to reconcile net income (loss)  to net cash provided by
     (used in) operating activities:

     Depreciation                                                                           35,798          25,370

     Consulting expense                                                                    900,000               -
     Changes in operating assets and liabilities:

     Decrease in commissions and accounts receivable                                       638,278         460,597

         (Increase) Decrease in loans held for sale, net                                (4,146,340)      4,943,214

         (Increase) Decrease in prepaids and other current assets                            5,771         (30,676)
         (Decrease) Increase in accounts payable                                          (105,193)         13,442
         Decrease in due from employees                                                         --          41,841

         Increase in commissions payable                                                   325,259         649,991

         (Decrease) in accrued and other liabilities                                       (61,132)        (67,899)
                                                                                       -----------     -----------

     Net cash provided by (used in) operating activities                                (3,673,219)      6,182,084
                                                                                       -----------     -----------

Cash flows from investing activities:
      Acquisitions of property and equipment                                                     -        (116,658)

     Other assets, net                                                                       1,100         (21,031)
                                                                                       -----------     -----------


     Net cash provided by (used in) investing activities                                     1,100        (137,689)
                                                                                       -----------     -----------

Cash flows from financing activities:

     Advances (borrowings) from warehouse line of credit, net                            4,007,536      (4,869,552)

     Repurchase of Series E Preferred Stock                                                      -         (48,417)

     Dividends on Series E Preferred Stock                                                       -         (11,583)
                                                                                       -----------     -----------

     Net cash provided by (used in) financing activities                                 4,007,536      (4,929,552)
                                                                                       -----------     -----------

Net increase in cash and cash equivalents                                                  335,417       1,114,843
Cash and cash equivalents at beginning of period                                         2,204,525       2,755,659
                                                                                       -----------     -----------

Cash and cash equivalents at end of period                                             $ 2,539,942     $ 3,870,502
                                                                                       ===========     ===========

Non-cash investing and financing activities:
      Minority interest in consolidated subsidiary                                     $   356,435     $         -
                                                                                       ===========     ===========
      Securities exchange agreement                                                    $ 1,000,000     $         -
                                                                                       ===========     ===========
     Issuance of preferred stock of subsidiary for marketable
       securities                                                                      $        -      $   800,000
                                                                                       ===========     ===========
Supplemental cash flow information:
                                                                                       $   115,932     $   276,025
                                                                                       ===========     ===========

Income taxes were not significant during the periods presented

                             See accompanying notes

                      NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial data as of October 31, 2004 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 2004, and the results of their operations and their cash flows for the three and six months ended October 31, 2004 and 2003. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2005. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished.

ANZA is a holding company with three active subsidiaries. All intercompany transactions have been eliminated in the accompanying consolidated financial statements. The Company's annual report on Form 10-K for the year ended April 30, 2004 should be read in connection with this quarterly report.

NOTE 2.  GOING CONCERN

In connection with the audit of the consolidated financial statements for the year ended April 30, 2004, the Company received a report from its independent auditors that included an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern, which contemplated that assets and liabilities would be settled at amounts in the normal course of business. ANZA incurred a loss from operations during the year ended April 30, 2004 and had an accumulated deficit as of April 30, 2004. In addition, AMRES is a defendant in a significant amount of litigation for which the outcome is uncertain. In some cases, management believes losses are covered by insurance. ANZA's industry in recent years has experienced increased competition. In addition, interest rates have increased during the past 12 months, having a slowing effect on the industry. Management's immediate plans are to reduce spending through management level pay decreases and the management of expenses. Management is also hopeful that the AMRES mortgage banking division will expand; however, for the mortgage banking division to continue operating, AMRES needs to comply with its line of credit covenants, which are currently in default. If ANZA continues to experience losses, management will require additional working capital through debt or equity sources. At present, although Anza has completed a transaction to improve its net worth, it has no other commitments for long-term financing. There are no assurances that management will be successful in its plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  SIGNIFICANT CUSTOMER CONCENTRATION

For the three months ended October 31, 2004 and 2003, three investors accounted for eighty percent of the purchases of loans held for sale and accounted for eighty percent of the revenues from the mortgage banking business.

NOTE 4 .  SEGMENT DISCLOSURE

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on net income. For the three and six months ended

October 31, 2004 and 2003, Management has provided the following information with respect to its operating segments (in thousands).

                                                        Three Months Ended October 31,
                                             Revenues                Net Income (Loss)               Assets
                                       2004            2003          2004         2003         2004          2003
                                       ----            ----          ----         ----         ----          ----

Loan brokering                     $      11,965  $       16,034  $       (439)$       (172)$      3,167 $       6,704
Mortgage banking                             161              10            20          (79)       7,797         2,696
Notary services                                0             337             0           72            0           169
Real estate brokerage                        279             170             2           10            3            17
                                   -------------- --------------- ------------ ------------ ------------ -------------
                                   $      12,405  $       16,551  $       (417)$       (169)$     10,967 $       9,586
                                   ============== =============== ============ ============ ============ =============
Corporate                                                               (1,000)           1        2,450           466
                                                                  ------------ ------------ ------------ -------------

Total                              $      12,405  $       16,551  $     (1,417)$       (168)$     13,417 $      10,052
                                   ============== =============== ============ ============ ============ =============


                                                             Six Months Ended October 31,
                                             Revenues                Net Income (Loss)               Assets
                                       2004            2003          2004         2003         2004          2003
                                       ----            ----          ----         ----         ----          ----

Loan brokering                     $      25,342  $       34,505  $      (418) $       (65) $     3,167  $      6,704
Mortgage banking                             280             163           50         (135)       7,797         2,696
Notary services                                0           1,147            0          333            0           169
Real estate brokerage                        407             321            2           11            3            17
                                   -------------- --------------- ------------ ------------ ------------ -------------
                                   $      26,029  $       36,136  $      (366) $       144  $    10,967  $      9,586

Corporate                                                              (1,000)           2        2,450           466
                                                                  ------------ ------------ ------------ -------------

Total                              $     26,029   $       36,136  $    (1,366) $       146  $    13,417  $     10,052
                                   ============== =============== ============ ============ ============ =============


NOTE 5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, ( SFAS No.150 ). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No.150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company's implementation of SFAS No. 150 did not have a material impact on the Company's financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, ANZA must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. ANZA will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of October 31, 2004, ANZA, had certain guarantees relating to its mortgage banking operations which are not considered significant. Such guarantees, and ANZA s potential liability for those guarantees were satisfied soon after the quarter. ANZA did not incur any costs or expense in satisfying these guarantees.

NOTE 6.  LOANS HELD FOR SALE

Loans held for sale consist of conventional uninsured mortgages originated by the Company, with various interest rates. Details of the loans are as follows:


                                           October 31, 2004                              April 30, 2004
                              ------------------------------------------- ---------------------------------------------
                                             (Unaudited)

                              Number of      Total Loan                    Number of      Total Loan       Average
                              ---------      ----------                    ---------      ----------       -------
        Loans Range              Loans          Amount                        Loans          Amount      Interest Rate
        -----------              -----          ------                        -----          ------      -------------
    $20,000 to $100,000            6           436,091          7.51%          14            720,375         8.69%
    $100,001 to $200,000           6          1,008,586         5.39%           2           312,000          7.00%
    $200,001 to $300,000           7          1,889,380         3.48%           4          1,129,350         6.19%
    $300,001 to $400,000           2           684,990          1.00%           1           360,500          5.50%
       Over $400,000               7          3,778,204         3.25%           1          1,158,250        13.87%
                              ------------ -----------------              -------------- ---------------
                                  28          $7,797,251                       22         $ 3,680,475
 Deferred Fees, net of cost                   (119,301)                                     (29,564)
                                           -----------------                             ---------------
                                              $7,677,950                                   $3,650,911
                                           =================                             ===============

NOTE 7.  WAREHOUSE LINE OF CREDIT

The Company maintains a $10,000,000 warehouse line of credit which expires on March 31, 2005. The agreement is personally guaranteed by ANZA's chief executive officer. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate is adjustable, based upon a published prime rate, plus an additional 1% to 3% and is payable monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The line of credit is collateralized by the Company's loans held for sale. As of October 31, 2004, the Company is in compliance with all of its loan covenants related to the warehouse line of credit.

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following :

                                            October 31, 2004    April 30, 2004
                                                (unaudited)
Accrued salary and benefits                      $275,486         $161,610
Accrued loss contingencies                        214,383          633,500
Accrued professional fees                               -           61,557
Accrued other liabilities                           4,317                -
Accrued interest                                   23,472           14,910
                                                 --------         --------
                                                  517,658          871,577

Accrued dividends                                 108,888          108,888
                                                 --------         --------
                                                 $626,546         $980,465
                                                 ========         ========

During the quarter ended October 31, 2004, the Chief Executive Officer elected to defer a portion of his salary. As of October 31, 2004, the total amount deferred was $18,000. This amount is reflected as accrued salary and benefits on the consolidated financial statements.

NOTE 9.  EARNINGS (LOSS) PER COMMON SHARE

ANZA presents basic earnings per share ( EPS ) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.
Dilutive  securities  including the Series D Convertible  Preferred  Stock,  the
Series F Convertible Preferred Stock and the Series G Convertible Preferred Stock were not included in the computations of loss per share for the period ended October 31, 2004 since their effects are anti-dilutive. For the six months ended October 31, 2003, dilutive shares related to the Series D preferred amounted to 1,040,222, while dilutive shares relating to the Series E, F and G Preferred amounted to 325,359, 1,880,000 and 8,065,036, respectively.

NOTE 10.  STOCKHOLDERS' EQUITY

From time to time, the Company's board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event the Company issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, the Company discounts the closing ask prices by 10% to value its common stock transactions. No such issuances occurred for either period presented, however, our subsidiaries issued shares as discussed in Note 11 Stock Registration of Subsidiary.

NOTE 11.  STOCK REGISTRATION OF SUBSIDIARY

On October 18, 2004, the Company's subsidiary, American Residential Funding, Inc. ("AMRES") filed Form D with the Securities and Exchange Commission for a listing on the Pink Sheets. In connection with the filing, the Company issued 15,000,000 shares of common stock to consultants as advisors to facilitate the transaction and concurrently sold 3,000,000 shares at $0.01 per share

(representing a total of 17.5% of AMRES's common shares outstanding). In December 2004, the shares began trading at $0.05 per share. Therefore, the Company has valued the shares issued to the consultants and the concurrent nominal investments at $0.05 per share, resulting in consulting expense of approximately $900,000.

Additionally, the Company has recorded the pro-rata share of AMRES' equity owned by the minority interest of $356,435 as minority interest in consolidated subsidiary. For the period from October 18, 2004 through October 31, 2004, the minority interest in the subsidiary's earnings were not material.

As of October 31, 2004, the subsidiary is authorized to issue 50,000,000 shares of preferred stock, of which 500,000 shares of Series A Convertible Preferred Stock are outstanding and held by the Company, and 1,000,000 shares of Series B Convertible Preferred Stock are outstanding and held by the Company. As a result of the conversion provisions of the Series B Convertible Preferred Stock, the Company has a minimum of 80% of the votes on all issues submitted to the subsidiary shareholders, and can acquire upon conversion shares of common stock representing a minimum of 80% of the outstanding common stock.

NOTE 12.  SECURITIES EXCHANGE AGREEMENT

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

The Company has recorded the fair market value of the TQ Shares as available-for-sale securities in the accompanying balance sheet, with fluctuations in the value being recorded as a current liability in the accompanying financial statements.

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

The warrants to purchase up to 2,000,000 shares of the Company's common stock have an exercise price of $0.10 per share and expire in 5 years. In relation to this transaction, a beneficial conversion feature charge of $225,821 was assessed for the issuance of the Series G, and a warrant valuation was assessed at $96,716. As the pro-rata charges applicable to the quarter ended October 31, 2004 are minimal, these charges will be reflected in the subsequent period.

On October 30, 2004, the Escrow Agreement was amended such that upon termination of the Securities Purchase Agreement, the TQ Shares will be released to the Company and the Series G will be released to the Party.

Consulting Agreement and Warrant Agreements

The Company previously entered into an Advisory Agreement with a consultant dated November 25, 2003 and executed an Addendum to that agreement dated September 3, 2004. On September 15, 2004, the Company issued to the consultant warrants to acquire a total of 250,000 shares of common stock at $0.25 per share and 200,000 shares of common stock at $0.10 shares. Both warrants are exercisable for five years. As the impact of such issuances are deemed immaterial as of October 31, 2004, no amounts have been recorded in this quarter.

NOTE 13. CONTINGENCIES

Indemnifications

On December 9, 2002, the Company received notification from the Department of Housing and Urban Development ("HUD") requesting indemnification on up to 23 loans brokered by a former loan officer of the Company. AMRES executed and provided an indemnification agreement to HUD, as requested. On February 13, 2003, HUD notified AMRES that (i) without the loans originated by this particular loan officer, AMRES' default and claim rate would be an acceptable level to HUD, and (ii) as a result of the termination of that loan officer, and the execution of the indemnification agreement, the matter was closed.

During the year ended April 30, 2004, the Company received two demands for payment from HUD on claims totaling approximately $170,000. The first demand involved losses on five properties and the second demand involved losses on an additional property. All six properties were part of the original 23 properties referred to above. The Company carries errors and omissions insurance coverage, however, the Company received notification from their errors and omissions insurance carrier that their claim for coverage was denied. As a result of this denial, the Company estimated that their total liability under the indemnification agreement is approximately $200,000. The estimate is based upon the $170,000 in demands from HUD on the six loans, and an estimated liability of $30,000 relating to an additional loan under the indemnification agreements which are currently in default and no demand has been made. On May 20, 2004, HUD accepted the Company's offer to make 10 monthly payments of $17,025 to HUD in satisfaction of the six properties referenced above. As of December 17, 2004 the Company has received demand for payments in the approximate amount of $197,000. The Company has made payments totaling $137,000. The Company has not paid $60,000 of the demands as that amount equates to a surplus of funds HUD received on the sale of two properties.

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

As of December 17, 2004, the Company is not aware of any pending actions by any state licensing agency.

Oaktree Litigation

In March 2003, the Company was served with a lawsuit brought by Oaktree Funding Corporation ("Oaktree") against nineteen defendants, including the Company, the appraiser, escrow company, notary public, and borrowers involved in six different loan transactions brokered by the Company and funded by Oaktree. The Complaint alleges, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requests damages in excess of $1,500,000, plus attorneys' fees, interest, penalties, and punitive damages.

As of April 30, 2003, the Company recorded a provision of $140,000 related to the belief of the Company and of legal counsel that this was the maximum exposure attributable to this lawsuit. Subsequent to April 30, 2004, although the Company believed the case lacked merit, the Company agreed to mediation and on June 14, 2004, the matter settled in mediation for a total of $46,500. Of this amount, the Company agreed to pay $31,500 up front and indemnify Oaktree for up to an additional $15,000 on three additional properties. The Company has maintained its cross action and will attempt to recover its losses from the remaining cross defendants. Based on the mediation, the Company decreased their initial provision of $140,000 to $46,500, a decrease of $96,500, which was reflected as a decrease to provision for loss on the statement of operations for the year ended April 30, 2004. As of October 31, 2004, the $15,000 is included in accrued liabilities on the balance sheet. As of December 17, 2004, no claims have been made on the three additional properties.

First Franklin Litigation

On December 10, 2003, First Franklin Financial Corporation filed claim against the Company in the Superior Court of the State of California for the County of Orange, alleging a breach of written mortgage purchase agreement. The original claim amount was for approximately $108,000. On May 4, 2004, the Company settled the matter with First Franklin for $52,500. Based on the settlement, the Company recorded a provision of $52,500 during the year ended April 30, 2004. The Company paid the settlement in full on May 5, 2004.

Former Employees

In October 2003, a former employee filed a lawsuit against the Company, Anza Capital Corp and its Chief Executive Officer. The Complaint alleges breach of contract and fraud arising out of the plaintiff's employment with the Company, and requests damages in excess of $2,000,000, plus attorneys' fees, interest, penalties, and punitive damages. The trial date, originally set for November 1, 2004, has been continued until March 2005. The Company believes the case lacks merit and is defending the claim.

On January 23, 2004, a former employee filed claim against the Company in the Superior Court of California, for the County of Orange. The Complaint alleges breach of oral contract and complaint for damages arising out of the plaintiff's employment with the Company, and requests damages in excess of $50,000 plus attorney's fees, interest, penalties and punitive damages. The Company believes this case lacks merit and is defending the claim.

The Company is defending these lawsuits although the Company believes that the actions lack merit. The Company has filed an answer to the complaints. The cases are in the beginning stages of discovery but a prediction cannot be made as to the outcome of these cases. As such, the Company has not recorded a provision for losses in the accompanying consolidated financial statements related to these two actions since they are not probable or estimable.

Other Actions

On November 6, 2003, a borrower filed a claim against the Company in the Superior Court of California, City and County of Alameda. The defendants alleged in the complaint are Dae Won & Associates, Inc., Dae W. Yoon, the Company, and Kathy Pan a loan officer of the Company. The Company's San Francisco Branch Office employs Ms. Pan. The complaint alleges fraudulent inducement of contract, rescission, conversion and negligence. This claim is for a total amount of $121,000. Ms. Pan denies any liability and/or responsibility to the plaintiff and has hired an attorney to respond to the complaint on her behalf. The Company will defend this lawsuit, as the Company believes that this case lacks merit.

In May of 2004 a borrower filed suit against the Company, a branch manager and an individual, for allegations of fraud amongst other causes of action. The suit alleges that an individual named Paul Robertson deceived the borrowers who were seeking a construction loan to build a house on a vacant lot. The plaintiffs claim that they never received the house or the funds to construct the house and are seeking "compensatory damages exceeding $75,000" and "punitive damages exceeding $75,000". The plaintiffs are also seeking "reasonable attorneys' fees and costs. The Company is defending on the grounds that Robertson was not their agent and to the extent that he and the agent were somehow defrauding borrowers, it was being done outside of the course and scope of any agency relationship with the Company. The Company believes that the case lacks merit and is defending vigorously.

In June 2004 a lawsuit was filed against the Company's subsidiary American Residential Funding, Inc. ("AMRES") by an Orange County, California landlord. The suit alleges that AMRES breached a building lease and claims damages for the entire term of the lease through August 2007 of $886,332. AMRES recently filed an Answer to the Complaint and a Cross-Complaint against a former Branch Manager and his business associate who signed the lease in question purporting to be officers of the corporation. AMRES believes that this matter lacks merit and will litigate the case to hold the proper parties accountable for any damages that are due the plaintiff.

In September 2004, a lawsuit was filed against Vince Rinehart and AMRES in Orange County Superior Court, alleging fraud, negligent misrepresentation, and promise made without intent to perform, and asking for damages of $250,000. AMRES believes that this matter lacks merit and is defending vigorously.

In November 2004, a lawsuit was filed against AMRES in the State of Arkansas alleging breach of contract and warranty, deceptive trade practices, fraud, conversion, negligence, breach of fiduciary duty, unjust enrichment and conspiracy, and asking for damages of $295,000. AMRES believes that this matter lacks merit and is defending vigorously.

The Company is subject to claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company's financial position, results of operations and cash flows.

Settlements

On May 14, 2004, the Company settled a matter with a leasing company related to a lease that a terminated branch entered into and failed to complete. The settlement amount of $19,000 was accrued as of April 30, 2004, and was paid during the six months ended October 31, 2004.

On June 1, 2004, the Company agreed to settle a claim by a lender who sought recovery on two loans involving alleged misrepresentation by the borrowers. The claims were for amounts of approximately $200,000. The Company executed a settlement agreement for a total amount of $120,000, with an initial payment of $60,000 and subsequent monthly payments of $10,000 for six months. As of December 17, 2004, the Company has paid $110,000 of the agreed upon settlement payments.

On May 28, 2004, the Company settled a claim from a borrower for alleged overcharges by one of the Company's former branches located in Kansas. The total settlement was $32,500, of which the Company was responsible for $18,250. The $32,500 is accrued in the financial statements as of April 30, 2004. The Company remitted their portion of the settlement during the six months ended October 31, 2004.

A lender requested that the Company reimburse them for two loans which went into default and were subsequently sold for a $150,000 loss. The loans were brokered by a branch of the Company. On July 19, 2004, the Company settled with the lender agreeing to make monthly payments on the amount of $10,000 starting August 1, 2004 until a total of $138,000 is paid. The Company has accrued the $138,000 for the year ended April 30, 2004. As of December 17, 2004, the Company has remitted $50,000 of the agreed upon settlement payments.

In April of 2004, the Company was named in two lawsuits in Michigan regarding foreclosure actions on two loans originated by two former employees of the Company in Michigan. The Company was also recently contacted by a bank, another Michigan lender regarding potential problems with up to 22 loans originated by the Company's employees in Michigan. During the quarter ended October 31, 2004, the Company agreed to settle the matters for a total of $8,000, of which the total settlement amount has been paid in full.

In November 2003, a former employee filed a lawsuit against the Company, Anza Capital Corp and its Chief Executive Officer. The Complaint alleges breach of contract and fraud arising out of the plaintiff's employment with the Company, and requests damages in excess of $5,000,000, plus attorneys' fees, interest, penalties, and punitive damages. The trial date had been continued until December 6, 2004, but the matter was settled at mediation, which took place on November 24, 2004. By the terms of the settlement agreement, the amount of the settlement is confidential but the terms were favorable and resulted in no material impact to the Company.

NOTE 14. SUBSEQUENT EVENTS

Issuance of Convertible Note and Warrant Agreement by Subsidiary

On October 11, 2004, American Residential Funding, Inc. borrowed $125,000 from AMRES Holding, LLC, a related party partially owned and controlled by our Chief Executive Officer. American Residential Funding, Inc. issued a secured convertible note which accrues interest at 12% per annum and is convertible into the Company's common stock at 75% of the average closing bid price for the five days before conversion. Interest payments are due quarterly beginning on January 1, 2005. As additional consideration, the Company issued a warrant to AMRES

Holding, LLC to purchase 250,000 shares of the Company's common stock at $0.10 per share. The warrant is exercisable at any time between the closing date and a date which is five years from the closing date.

As of October 31, 2004, AMRES Holding, LLC had not tendered any of the note proceeds and thus this transaction has not been recorded in the consolidated financial statements. Subsequent to October 31, 2004, AMRES Holding, LLC has tendered $95,000 of the total note amount of $125,000. The balance of the note amount is expected to be tendered prior to January 31, 2005.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a holding company that currently operates primarily through three (3) active subsidiaries.

o AMERICAN RESIDENTIAL FUNDING, INC., a Nevada Corporation (AMRES) provides home financing through loan brokerage and banking.

o BRAVO REALTY.COM, a Nevada Corporation (BRAVO), is a real estate sales company focused solely in California. Bravo has had limited operations over the last two years.

o AMRES DIRECT, INC., formerly Red Carpet Holdings, Inc., was recently activated to focus on direct-to-consumer marketing. The Company has not generated revenue and has incurred minimal expenses.

Inactive Subsidiaries

o EXPIDOC.COM, a California Corporation (EXPIDOC) arranges for notaries to provide document signing services for lenders across the country.

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

o TITUS REAL ESTATE LLC, a California limited liability company (TITUS REAL ESTATE) and BRAVO REAL ESTATE SERVICES, INC. (BRAVO REAL ESTATE NETWORK) are currently non-operational.

         As shown below, AMRES has consistently provided the majority of our consolidated revenue. The industry in which AMRES operates can be highly volatile and is largely dependent on interest rates.

                     Percentage of Total Revenues by Service
                             % YTD Revenue         % YTD Revenue
                            October 31, 2004      October 31, 2003
                           -------------------   -------------------
Loan Brokering                     97.0%              95.5 %
Mortgage Banking                   1.07%                 .4%
Notary Services                     0.0%                3.1%
Real Estate Brokerage              1.93%                1.0%

        Total                      100 %                100%

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

         Traditionally, we have experienced increases in our business during the spring and summer when home sales are at their highest levels. Loan production in our highest month of July 2003 totaled 1,394 loans. Loan production has dropped to an average of 600 loans per month as of October 31, 2004.

         If we are unable to generate additional sources of revenue, our quarterly results will continue to fluctuate and it may be difficult for us to sustain profitable operations. AMRES is establishing various business initiatives to reduce its reliance on the refinancing market. These initiatives include:

         o Expanding its mortgage banking operations, with emphasis on sub-prime lending, as there is a higher level of profitability delivered from banking these loans compared to brokering these loans. This initiative includes establishing a wholesale operation, which would allow AMRES to fund loans brokered by other companies.

         o        Building  strategic  alliances with other business models such
                  as  loan  lead  generators,   builders,   realtors  and  trade
                  associations.

         o Promoting more direct-to-consumer lending, through marketing, with products that are less sensitive to fluctuations in interest rates, such as home equity loans, construction loans and sub-prime loans. Areas we will explore for expansion include Loancomp.com, Loan.com, maxrelo.com, builder business, Lending Tree and joint ventures with other sources of loans such as debt counselors, realtor associations and affinity groups.

         o Continuing to solicit new branches to join our network, especially those branch operations that are "purchase-home sensitive."

         o Reducing operating costs through efficiencies generated by new software and operating systems.

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

         The AMRES mortgage banking platform, which will allow the transformation from predominately a mortgage broker to a banker, is currently closing approximately $8,000,000 loans monthly, versus over $160,000,000 in brokered loans monthly for AMRES as a whole. This increase in banking, if managed properly, could allow profitable operations at lower levels of volume. AMRES mortgage banking currently has a staff of 6, and is expanding as quickly as loan volume permits, and as quality control and additional experienced employees allow. It is anticipated that monthly loan production could increase to $30,000,000 in four to six months, when seasonal revenues are higher. AMRES mortgage banking has established relationships with several investors to purchase our funded loans, including IndyMac Bank, Countrywide Funding, and others. AMRES has purchased software (DataTrac) to manage the mortgage banking process, as well as software to provide our branches with automated underwriting (LoanScore).

         We have slowed down the number of new branch additions due to an increase in quality standards, minimum volume requirements, and State preferences. Our branch count is currently approximately 124, down from approximately 200 at October 31, 2003. We continue to monitor all of our branches for "probation" and possible termination to continually ensure that we are focusing our resources on the most productive branches. AMRES has been fortunate to lure loan production officers from our competitors. As the mortgage industry contracts, AMRES will attempt to attract additional branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE THREE MONTHS PERIOD ENDED OCTOBER 31, 2003

Introduction

         Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues.

                                   Quarter Ended    Quarter Ended
                                 October 31, 2004  October 31, 2003   Dollar Change        %Change
                                   ------------      ------------      ------------         ------
Revenues                           $ 12,404,795      $ 16,551,274      $ (4,146,479)        (25.0%)
Gross Profit %                             28.5%             32.6%              N/A          (4.10%)
General and Administrative
                                      3,133,835         2,341,903           791,932          33.8%
Salaries and Wages                    1,260,734         2,991,861        (1,731,127)        (57.86%)
Net Income (Loss)                  $ (1,316,925)     $   (168,292)       (1,148,633)       (683.0%)

Revenues

         Revenues decreased by $4,146,479 or 25.0% for the quarter ended October 31, 2004 compared to the quarter ended October 31, 2003. The decrease in revenues is directly related to the decline in the refinance market and the discontinued operations of Expidoc.Com.

         Bravorealty.com continues to generate only modest revenue and is operating at near break even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potential additional capital outlay, Bravorealty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

         Commissions are paid on loans funded. Commissions decreased by $2,215,504 or 20%, for the quarter ended October 31, 2004, to $8,614,871 from $10,830,375 for the quarter ended October 31, 2003. Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $69,935, or 22%. These decreases are directly related to the decrease in revenue between the periods.

         Consolidated gross profit decreased by $1,861,040, or 34.48% for the quarter ended October 31, 2004 to $3,535,039 from $5,396,079 for the quarter ended October 31, 2003. As a percentage of revenue, the gross profit decreased by approximately 4.0%. The decrease in the gross profit was attributable to the decrease in gross revenue. The increase of the gross profit as a percentage of the revenue was due to reduced commissions paid and increase in rebates from lenders.

General and Administrative Expenses

         General and administrative expenses totaled $3,133,835 for the quarter ended October 31, 2004, compared to $2,341,903 for the quarter ended October 31, 2003. This increase of $791,932 can be directly attributed to AMRES hiring additional consultants to generate more business and to assist in the stock registration transaction of AMRES. This transaction alone generated a non-cash charge of $900,000 based on the value of AMRES shares issued to consultants. The Company does not expect to incur non-cash charges of this magnitude in future periods.

Salaries and Wages

         Salaries and wages totaled $1,260,734 in quarter ended October 31, 2004, compared to $2,991,861 for the quarter ended October 31, 2003. The decrease of $1,731,127 is directly related to the reduction of personnel as one of the cost-cutting measures of AMRES.

Selling and Marketing Expense

         Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the quarter ended October 31, 2004 amounted to $439,454 compared to $96,214 in the prior period. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

         Interest expense was $65,180 as of October 31, 2004, compared to $303,271 as of October 31, 2003. Interest expense is primarily related to interest paid on our warehouse line of credit. As of October 31, 2004, interest charged on our warehouse line of credit was less than the interest charged during the quarter ended October 31, 2003.

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

Net Income

         ANZA realized a net loss of $1,316,925 for the quarter ended October 31, 2004 compared to a net loss of $168,292 for the quarter ended October 31, 2003. This was due to the significant drop in production attributed to the decline in the refinance market.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE SIX MONTHS PERIOD ENDED OCTOBER 31, 2003

Introduction

         Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues.

                                Six Months Ended       Six Months Ended
                                October 31, 2004       October 31, 2003       Dollar Change       % Change
                                ------------------    -------------------   ------------------   ------------
Revenues                              $26,028,728            $36,136,299        $(10,107,571)        (28.0%)
Gross Profit %                             31.06%                 30.64%                  N/A           .42%
General and Administrative
                                        4,924,822              4,991,576             (66,754)         (1.3%)
Salaries and Wages                      3,532,275              5,641,998          (2,109,723)        (37.4%)
Net Income (Loss)                   $ (1,265,660)               $146,204          (1,411,864)       (966.0%)

Revenues

         Revenues decreased by $10,107,571 or 28.0% for the six months ended October 31, 2004 compared to the six months ended October 31, 2003. The decrease in revenues is directly related to the decline in the refinance market and the discontinued operations of Expidoc.Com.

         Bravorealty.com continues to generate only modest revenue and is operating at near break even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potential additional capital outlay, Bravorealty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

         Commissions are paid on loans funded. Commissions decreased by $6,619,238 or 27%, for the six months ended October 31, 2004, to $17,568,042 from $24,187,280 for the six months ended October 31, 2003. Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $504,654, or 57%. These decreases are directly related to the decrease in revenue between the periods.

         Consolidated gross profit decreased by $2,983,679, or 26.9% for the six months ended October 31, 2004 to $8,087,084 from $11,070,763 for the six months ended October 31, 2003. As a percentage of revenue, the gross profit increased by approximately 0.42%. The decrease in the gross profit was attributable to the decrease in gross revenue. The increase of the gross profit as a percentage of the revenue was due to reduced commissions paid and increase in rebates from lenders.

General and Administrative Expenses

General and administrative expenses totaled $4,924,822 for the six months ended October 31, 2004, compared to $4,991,576 for the six months ended October 31, 2003. This decrease of $66,754 can be directly attributed to having fewer branches in the current period incurring rent, office supplies, telephone, utilities and other general and administrative expenses. The savings generated by having fewer net branches was somewhat offset by AMRES hiring additional consultants to generate more business and to assist in the stock registration transaction of AMRES. The stock registration transaction alone generated a non-cash charge of $900,000 based on the value of AMRES shares issued to consultants. The Company does not expect to incur non-cash charges of this magnitude in future periods.

Salaries and Wages

         Salaries and wages totaled $3,532,275 in six months ended October 31, 2004, compared to $5,641,998 for the six months ended October 31, 2003. The decrease of $2,109,723 is directly related to the reduction of personnel as one of the cost-cutting measures of AMRES.

Selling and Marketing Expense

         Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the six months ended October 31, 2004 amounted to $901,216 compared to $213,059 in the prior period. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

         Interest expense was $114,933 as of October 31, 2004, compared to $376,071 as of October 31, 2003. Interest expense is primarily related to interest paid on our warehouse line of credit. As of October 31, 2004, interest charged on our warehouse line of credit was less than the interest charged during the quarter ended October 31, 2003.

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

Net Income

         ANZA realized a net loss of ($1,265,660) for the six months ended October 31, 2004 compared to net income of $146,204 for the six months ended October 31, 2003. This was due to the significant drop in production attributed to the decline in the refinance market and to significant non-cash charges related to the issuance of stock to consultants as part of the stock registration transaction of AMRES.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

         Our cash position remains strong with over $2.5 million on hand as of October 31, 2004. Our current assets exceed our current liabilities by $839,477. However, if our revenues continue to decline and we are unable to offset the declines by shedding overhead costs, our cash balances will decrease noticeably. In addition, any significant changes to our estimates of exposure from contingent liabilities could have a severe adverse effect on our liquidity and capital resources

Cash Flows

         Net cash used by operating activities was $3,673,219 for the six months ended October 31, 2004, compared to net cash provided by operating activities of $6,182,084 for the prior period. For the six months ended October 31, 2004, we recorded a net loss of $1,265,660 compared to a net profit of $146,204 for the six months ended October 31, 2003. In both periods, changes in our loans held for sale was the primary contributor to the net cash used in or provided by operating activities. In the current period we had an increase in our loans held for sale amounting to $4,146,340, while the prior period we had a decrease in our loans held for sale in the amount $4,943,214. In addition, for the current six months, we recorded a charge in the amount of $900,000 related to common stock of AMRES issued to consultants.

         Net cash provided by investing activities was $1,100 for the six months ended October 31, 2004 compared to cash used in investing activities of $137,689 for the six months ended October 31, 2003. For the six months ended October 31, 2003, net cash used in investing activities relates to the purchase of equipment in the amount of $116,658.

         Net cash provided by financing activities was $4,007,536 for the six months ended October 31, 2004, compared to net cash used in financing activities of $4,929,552 for the six months ended October 31, 2003. The most significant contributor to the cash used in or provided by financing activities during both periods relates primarily to changes on our warehouse line of credit. Advances from the warehouse line of credit increased by $4,007,536 for the current six month period compared to repayments of $4,869,552 for the prior period.

Liquidity

         Our cash on hand at October 31, 2004 amounted to $2,539,942 and our working capital was $839,477. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which includes our warehouse line of credit. We have no long-term debt which we need to service in the near term.

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

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

Former Employees

         In November 2003, a lawsuit was filed against the Company, its wholly-owned subsidiary American Residential Funding, and its Chairman and CEO Vince Rinehart by former employee Jeff Hemm in the Superior Court of the State of California, County of Orange, case number 03CC13305. The Complaint alleged breach of contract and fraud arising our of the plaintiff's employment with the Company, and requested damages in excess of $5,000,000, plus attorneys' fees, interest, penalties, and punitive damages. In November, 2004, we settled this matter with Mr. Hemm for an amount that is required to remain confidential.

Existing Matters

         Other than as set forth herein, there are no changes to our description of the existing matters in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

         In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. The aggregate amount of all claims from the various other legal proceedings pending against us is approximately $962,000. In the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On October 11, 2004, we issued warrants to purchase 250,000 shares of our common stock at $0.10 per share to Amres Holding, LLC, a related party partially owned and controlled by our sole officer and director, Vincent Rinehart. We also agreed to the conversion terms of that certain convertible secured promissory note executed by American Residential Funding, Inc. to be converted into our common stock at 75% of the average closing bid price for the five trading days before conversion. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited.

         On September 17, 2004, we agreed to issue 500,000 shares of our newly created Series G Convertible Preferred Stock, and warrants to purchase 2,000,000 shares of our common stock, in exchange for 1,000,000 shares of common stock of Cash Technologies, Inc. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, and the shareholders were accredited.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         There have been no events which are required to be reported under this Item.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no events which are required to be reported under this Item.

ITEM 5   OTHER INFORMATION

Securities Exchange Agreement

         On September 17, 2004, we entered into a Securities Exchange Agreement with Peter and Irene Gauld. Under the terms of the Agreement, we exchanged 500,000 shares of our newly created Series G Convertible Preferred Stock, and warrants to purchase 2,000,000 shares of our common stock, for 1,000,000 shares of common stock of Cash Technologies, Inc., a publicly traded company (the "TQ Shares").

         The initial value of the TQ Shares was approximately $1,320,000 at the inception of the Agreement. We are required to make certain adjustments as follows to the value of the TQ Shares:

         o Within 10 business days of the end of each calendar quarter, beginning with the quarter ended December 31, 2004 (each, a "Supplemental TQ Share Valuation Date"), the escrow agent will update the value of the TQ Shares held in escrow by multiplying the average closing price for the 30 days before the end of the applicable quarter times the number of TQ Shares then held in escrow, and then adding the value of any cash or other assets (valued in the same manner as the TQ Shares, or otherwise at their fair market value) then held in escrow (the "Supplemental TQ Shares Value").

         o If the Supplemental TQ Shares Value exceeds $1,000,000, then either (i) upon the receipt of a written request from Gauld, that number of TQ Shares may be released from escrow to Gauld so that the Supplemental TQ Share Value is approximately $1,000,000, or (ii) upon the mutual consent of us and Gauld, we will issue additional shares of Series G shares equal to the then-Supplemental TQ Share Value. In the event that any of the TQ Shares have been previously released from escrow, and the Supplemental TQ Share Value is subsequently less than $1,000,000, upon the receipt of a written request from us, Gauld will re-deposit that number of TQ Shares (up to the original 1,000,000 TQ Shares), or cash or other assets acceptable to us, with the escrow agent so that the Supplemental TQ Share Value is approximately $1,000,000.

         o If the Supplemental TQ Share Value is less than $1,000,000, and all of the TQ Shares are already held in escrow, then upon the receipt of a written request from us, that number of Series G shares will be released from escrow to us so that the original issue price of the Series G then held in escrow will be approximately equal to the Supplemental TQ Share Value. If, on a subsequent Supplemental TQ Share Valuation Date, the Supplemental TQ Share Value exceeds $1,000,000, then we will have the choice of re-depositing any withdrawn Series G shares to bring the Supplemental TQ Share Value back to $1,000,000, or adjusting the number of TQ Shares as set forth above.

         Additionally, the Agreement has certain rescission rights as follows:

         o Upon the receipt of notice by Gauld of any claim or demand, not currently known to them, that is reasonably likely to have an effect on our warehouse line of credit, the TQ Shares, and/or the Series G shares then held in escrow, or if we fail to make a dividend payment on the Series G shares within 10 days of its due date, or if there is a change in control of

                  Anza, then Gauld may rescind the Agreement. Upon rescission of the Agreement, the escrow agent will return any TQ Shares (or other assets) held in escrow to Gauld, and any Series G shares held in escrow to us.

         We may rescind the Agreement at any time after the date which is 6 months after the Closing Date by providing 30 days advance written notice to Gauld. However, if we rescind the Agreement during the 30-day period immediately following the notice period, we are limited to rescinding the transaction only with respect to one-half of the then-outstanding Series G shares. These time periods are waived for us if Gauld exercises a conversion of the Series G shares. After the termination of the Agreement, the escrow agent will return any TQ Shares held in escrow to Gauld, and any Series G shares held in escrow to us.

         The Agreement calls for the various parties to deposit their consideration with an escrow agent, until such a time as either (i) all of the Series G shares are converted into shares of our common stock, or (ii) the escrow is terminated in accordance with the Agreement, as noted above. In either case, the warrants are transferred to Gauld within two days from depositing in the escrow.

         The Series G shares, par value $0.001 per share, with original issue price of $2.00 per share, have non-cumulative dividends at 12% per annum, payable when declared. The Series G shares are immediately convertible into shares of our common stock, subject to certain adjustments, at a price equal to the lesser of $0.08 per share or 80% of the 30-day average closing bid price for the 30 trading days prior to the date we receive a conversion notice. All outstanding shares of Series G Convertible Preferred Stock are automatically converted into our common stock on September 17, 2009, 5 years after the original issue date.

         The warrants to purchase up to 2,000,000 shares of our common stock have an exercise price of $0.10 per share and expire in 5 years.

         The Escrow Agreement was amended effective October 31, 2004.

Consulting Agreement and Warrant Agreements

         We were assisted in the Stock Exchange Agreement by GunnAllen Financial. We previously entered into an Advisory Agreement with GunnAllen dated November 25, 2003, and executed an Addendum to that agreement dated September 3, 2004. Pursuant to these agreement, on September 15, 2004 we issued to GunnAllen warrants to acquire a total of 250,000 shares of our common stock at $0.25 per share, and 200,000 shares of our common stock at $0.10 per share. Both warrants are exercisable for a period of five years.

Resignation of Director

         On September 17, 2004, Mr. L. Wade Svicarovich resigned from our Board of Directors. Mr. Svicarovich's resignation was not related or in response to the Securities Exchange Agreement entered into on that same date, and was not due to any disagreement with us.

Public Listing of Subsidiary Common Stock

         On October 19, 2004, our subsidiary, American Residential Funding, Inc., a Nevada corporation, was issued a trading symbol sufficient to be quoted on the Pink Sheets. The trading symbol is ARFG. Prior to the issuance of a trading symbol, we recapitalized the subsidiary so that it is authorized to issue 500,000,000 shares of common stock, and as of October 18, 2004 had 105,000,000 shares of common stock outstanding. In connection with services rendered by consultants to help us obtain this listing, and in exchange for working capital, we issued 20,000,000 shares of common stock of the subsidiary, reducing our ownership interest to 81%. As of October 18, 2004, the subsidiary is authorized to issue 50,000,000 shares of preferred stock, of which 500,000 shares of Series A Convertible Preferred Stock are outstanding and held by us, and 1,000,000 shares of Series B Convertible Preferred Stock are outstanding and held by us. As a result of the conversion provisions of the Series B Convertible Preferred Stock, we have a minimum of 80% of the votes on all issues submitted to the subsidiary shareholders, and can acquire upon conversion shares of common stock representing a minimum of 80% of the outstanding common stock.

ITEM 6   EXHIBITS

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

         3.2 (1)  Second Restated Bylaws of Anza Capital, Inc.

         4.1 (1) Certificate of Designation for Series D Convertible Preferred Stock

         4.2 (1) Certificate of Designation for Series E Convertible Preferred Stock

         4.3 (1) Certificate of Designation for Series F Convertible Preferred Stock

         4.4 (3) Certificate of Designation of Series G Convertible Preferred Stock

         10.1 (4) Term Sheet executed September 11, 2004

         10.2 (3) Securities Exchange Agreement dated September 17, 2004

         10.3 (3) Escrow Agreement dated September 17, 2004

         10.4     First Amendment to Escrow  Agreement  dated Effective  October
                  31, 2004

         10.5 (3) Warrant Agreement dated with Gauld September 17, 2004

         10.6 (3) Advisory Agreement with GunnAllen Financial dated November 25, 2003

         10.7 (3) Addendum to Advisory Agreement with GunnAllen Financial dated September 3, 2004

         10.8 (3) Warrant Agreement with GunnAllen dated September 15, 2004

         10.9 (3) Warrant Agreement with GunnAllen dated September 15, 2004

         10.10(2) Note and Warrant Purchase Agreement dated October 11, 2004

         10.11(2) Convertible Secured Promissory Note dated October 11, 2004

         10.12(2) Warrant dated October 11, 2004

         10.13(2) Security Agreement dated October 11, 2004

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

         31.2     Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer

         32.1     Chief  Executive  Officer  Certification  Pursuant  to 18 USC,
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Chief  Financial  Officer  Certification  Pursuant  to 18 USC,
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (1) Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003 and filed with the Commission on April 22, 2003.

         (2) Incorporated by reference to our Current Report on form 8-K dated and filed with the Commission on October 12, 2004.

         (3) Incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on September 20, 2004.

         (4) Incorporated by reference to our Current Report on Form 8-K dated September 15, 2004 and filed with the Commission on September 16, 2004.

(b) Reports on Form 8-K

         On August 24, 2004, we filed an Item 4.01 Current Report on Form 8-K regarding the change of our independent auditor due to the audit partner rotation requirement of Section 203 of the Sarbanes Oxley Act of 2002.

         On September 16, 2004, we filed an Item 1.01 Current Report on Form 8-K regarding our entry into a material definitive agreement.

         On September 20, 2004, we filed an Item 1.01,  2.01,  3.01,  5.02,  and
5.03 Current Report on Form 8-K regarding our entry into a material definitive agreement, the acquisition of assets pursuant to that agreement, the issuance of unregistered securities pursuant to that agreement, and an amendment to our articles of incorporation to create a series of preferred stock issued pursuant to that agreement. We also described the resignation of one of our directors.

         On October 12, 2004, we filed an Item 1.01 and 3.02 Current Report on Form 8-K regarding our entry into a material definitive agreement and the issuance of unregistered securities pursuant thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 17, 2004              /s/ Vincent Rinehart
                                      ----------------------------------------
                                      By:      Vincent Rinehart
                                      Its:     President, Chairman, Chief
                                               Executive Officer, Chief
                                               Financial Officer, Chief
                                               Accounting Officer, and Director