Form 10-Q
period 2005-01-31
ANZA CAPITAL INC
filed 2005-03-22
CIK 926844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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
(State or other jurisdiction of                          (I.R.S. Employer
         or organization)                                Identification No.)

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

      Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 21,2005, there were 9,496,346 shares of common stock issued and 5,496,346 shares of common stock outstanding.

                               ANZA CAPITAL, INC.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...........................................................................

ITEM 1       Financial Statements........................................................................3

ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of Operations.......4

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk.................................19

ITEM 4       Controls and Procedures....................................................................28

PART II - OTHER INFORMATION.............................................................................28

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds................................29

ITEM 3       Defaults Upon Senior Securities............................................................29

ITEM 4       Submission of Matters to a Vote of Security Holders........................................29

ITEM 5       Other Information..........................................................................30

ITEM 6       Exhibits...................................................................................30

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

ITEM 1   FINANCIAL STATEMENTS

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     January 31, 2005   April 30, 2004
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $ 2,244,834     $ 2,204,525
     Commissions receivable                                                 607,046       2,028,232
     Loans held for sale, net                                             2,294,700       3,650,911
     Marketable securities                                                1,190,000              --
     Prepaids and other current assets                                       38,374          19,898
Total current assets                                                    $ 6,374,954     $ 7,903,566

Property and equipment, net                                                 189,356         244,152
Other assets                                                                 78,046         121,744
Total assets                                                            $ 6,642,356     $ 8,269,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes Payable                                                      $   259,900     $        --
     Accounts payable                                                       205,037         215,151
     Commissions payable                                                  1,970,453       2,919,264
     Unsecured bank line of credit                                           75,000              --
     Warehouse line of credit                                             2,252,982       3,606,866
     Accrued liabilities                                                    503,610         980,465
     Dividends Payable                                                      108,887
     Other current liabilities                                              531,025          74,535
Total liabilities                                                       $ 5,906,894     $ 7,796,281


Minority interest in consolidated subsidiary                            $   298,230              --


COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock, 2,500,000 shares authorized:
     Class D convertible  preferred  stock, no par value;
     liquidation value of $126.81 per share; 15,000
     shares authorized; 8,201.5 shares outstanding                        1,040,222       1,040,222
     Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800
     shares issued and outstanding                                          313,490         313,490
     Class G convertible preferred stock, $0.001 par value;
     liquidation value of $5.00 per share; 750,000 shares
     authorized, 500,000 shares issued and outstanding                    1,000,000              --
Common stock, $0.001 par value; 100,000,000 shares
     authorized; 4,869,096 shares issued and outstanding as of
     January 31, 2005 and April 30, 2004                                      4,870           4,870
Additional paid in capital                                               14,289,292      13,650,274
Accumulated deficit                                                     (16,210,642))   (14,535,675))
Total stockholders' equity                                              $   437,232     $   473,181

Total liabilities and stockholders' equity                              $ 6,642,356     $ 8,269,462

                             See accompanying notes

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                    Three Months Ended                   Nine Months Ended
                                              ------------------------------      ------------------------------
                                              January  31,      January  31,      January  31,      January  31,
                                                  2005              2004              2005              2004
                                              ------------      ------------      ------------      ------------
Revenues:
          Broker commissions                  $ 11,002,585      $ 12,431,253      $ 36,344,559      $ 46,858,850
          Sale of Loans, Net                      (113,980)           97,897           166,107           208,516
          Notary and other                         186,531           171,194           593,198         1,638,754
                                              ------------      ------------      ------------      ------------
                                                11,075,136        12,700,344        37,103,864        48,706,120
                                              ------------      ------------      ------------      ------------

Cost of revenues:
          Broker commissions                     7,389,173         8,094,274        24,957,215        32,359,506
          Notary and other                         152,302           136,499           525,904         1,015,000
                                              ------------      ------------      ------------      ------------
                                                 7,541,475         8,230,773        25,483,119        33,374,506
                                              ------------      ------------      ------------      ------------

Gross profit                                     3,533,661         4,469,571        11,620,745        15,331,614
                                              ------------      ------------      ------------      ------------

Operating expenses:
          General and administrative             2,384,927         2,203,282         7,309,749         7,061,770
          Salaries and wages                     1,357,670         2,525,064         4,889,945         8,168,243
          Selling and marketing                    242,343            91,448         1,143,559           304,507
          Management fees (interco)                     --                --                --                --
          Impairment of Goodwill                        --           195,247                --           195,247
          Provision for litigation losses          (91,480)               --           (91,480)               --
                                              ------------      ------------      ------------      ------------
                                                 3,893,460         5,015,041        13,251,773        15,729,767
                                              ------------      ------------      ------------      ------------

Operating income (loss)                           (359,799)         (545,470)       (1,631,028)         (398,153)
Interest expense                                  (121,990)          (37,004)         (236,923)         (336,261)
Interest income                                     42,080            61,556           162,582           359,700
Other Income                                         5,053                --             5,053                --
Discount on Notes Payable                           (7,768)               --            (7,768)               --
Minority Interest on Income(Loss)                   58,205                --            58,205                --
                                              ------------      ------------      ------------      ------------
Net income (loss)                             $   (384,219)     $   (520,918)     $ (1,649,879)     $   (374,714)
                                              ============      ============      ============      ============

Earnings (loss) per common share:
          Weighted average number of             4,869,896         4,829,960         4,869,896         4,829,960
          common shares
          Net income (loss) per common        $      (0.08)     $      (0.11)        $ ( 0.34)      $      (0.08)
          share

                             See accompanying notes

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      January 31, 2005     January 31, 2004
                                                                      ----------------     ----------------
Cash flows from operating activities:
     Net income (loss)                                                   $(1,649,879)        $  (374,714)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation                                                             53,696              38,055
     Consulting expense                                                      900,000                  --
     Non-cash BCF and interest charges                                        30,938                  --
     Gunn Allen warrants consulting                                           39,427                  --
     Change in minority interest                                             (58,205)                 --
     Impairment of Goodwill                                                       --             195,247
     Changes in operating assets and liabilities:                                 --                  --
         Decrease in commissions and accounts receivable                   1,421,186             882,935
         Decrease in loans held for sale, net                              1,356,211           5,675,143
         Decrease in prepaids and other current assets                        25,222               4,151
         Decrease in accounts payable                                        (10,115)           (252,523)
         Increase (Decrease) in commissions payable                         (948,811)            546,850
         Increase (Decrease) in accrued and other liabilities               (101,478)            401,297
                                                                         -----------         -----------
     Net cash provided by operating activities                             1,058,192           7,116,441
                                                                         -----------         -----------

Cash flows from investing activities:
     Acquisitions of property and equipment                                       --            (125,800)

     Net issuance of secured note receivable                                      --            (180,000)

     Other assets, net                                                         1,100             (41,031)
                                                                         -----------         -----------


     Net cash provided by (used in) investing activities                       1,100            (346,831)
                                                                         -----------         -----------

Cash flows from financing activities:
     Advances (borrowings) from warehouse line of credit, net             (1,353,883)         (5,612,542)

       Repayments on convertible notes payable                               (25,000)                 --
       Proceeds from convertible notes payable                               125,000                  --

       Issuance of convertible debentures 8%                                 100,000                  --

       Issuance of convertible debentures 10%                                 55,000                  --

       Borrowings from unsecured line of credit                               75,000                  --

       Loans Payable                                                          4,900

     Repurchase of Series E Preferred Stock                                       --             (67,685)

     Dividends on Series E Preferred Stock                                        --             (15,103)
                                                                         -----------         -----------

     Net cash provided by (used in) financing activities                  (1,018,983)         (5,695,330)
                                                                         -----------         -----------

Net increase in cash and cash equivalents                                     40,309           1,074,280
Cash and cash equivalents at beginning of period                           2,204,525           2,755,659
                                                                         -----------         -----------

Cash and cash equivalents at end of period                               $ 2,244,834         $ 3,829,939
                                                                         ===========         ===========

Non-cash investing and financing activities:

      Minority interest in consolidated subsidiary                       $   356,435         $        --
                                                                         ===========         ===========

       Conversion of Class C Preferred Stock to common                                       $   122,950
                                                                         ===========         ===========

      Securities exchange agreement                                      $ 1,000,000         $        --
                                                                         ===========         ===========

Supplemental cash flow information:
Cash paid for interest                                                   $   115,932         $   324,448
                                                                         ===========         ===========

Income taxes were not significant during the periods presented

                             See accompanying notes

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial data as of January 31, 2005 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 2005, and the results of their operations and their cash flows for the three and nine months ended January 31, 2005 and 2004. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2005. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished.

ANZA is a holding company with three active subsidiaries. All intercompany transactions have been eliminated in the accompanying consolidated financial statements. The Company's annual report on Form 10-K for the year ended April 30, 2004 should be read in connection with this quarterly report.

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications have no effect on previously reported income or loss

NOTE 2.  GOING CONCERN

In connection with the audit of the consolidated financial statements for the year ended April 30, 2004, the Company received a report from its independent auditors that included an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern, which contemplated that assets and liabilities would be settled at amounts in the normal course of business. ANZA incurred a loss from operations during the year ended April 30, 2004 and had an accumulated deficit as of April 30, 2004. In addition, AMRES is a defendant in a significant amount of litigation for which the outcome is uncertain. In some cases, management believes losses are covered by insurance. ANZA's industry in recent years has experienced increased competition. In addition, interest rates have increased during the past 12 months, having a slowing effect on the industry. Management's immediate plans are to reduce spending through management level pay decreases and the management of expenses. Management is also hopeful that the AMRES mortgage banking division will expand; however, for the mortgage banking division to continue operating, AMRES needs to comply with its line of credit covenants, which are currently in compliance. If ANZA continues to experience losses, management will require additional working capital through debt or equity sources. At present, although Anza has completed a transaction to improve its net worth, it has no other commitments for long-term financing. There are no assurances that management will be successful in its plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  SIGNIFICANT CUSTOMER CONCENTRATION

For the nine months ended January 31, 2005 eight investors accounted for eighty percent of the purchase of loans held for sale and accounted for eighty percent of the revenues from mortgage banking and brokering business, and for the nine months ended January 31, 2004, three investors accounted for eighty percent of the purchases of loans held for sale and accounted for eighty percent of the revenues from the mortgage banking and brokering business.

NOTE 4.  SEGMENT DISCLOSURE

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on net income. For the three and nine months ended January 31, 2005 and 2004, Management has provided the following information with respect to its operating segments (in thousands).


                                             Three Months Ended January 31, 2005

                                                                          Operating
                                          Revenues                          Income                          Assets
                                          --------                          ------                          ------

                                    2005            2004            2005            2004            2005           2004
Loan Brokering - Corporate         11,002          12,431            (306)             15           1,308          5,726
Mortgage Banking                     (114)             98             (45)           (131)          2,416          1,927
Notary Services                         0              78               0            (207)              0             35
Real Estate Brokerage                 187              93              (3)            (12)              5              4
                                  -------         -------         -------         -------         -------        -------
                                   11,075          12,700            (354)           (335)          3,729          7,692
                                  =======         =======         =======         -------         -------        -------

Corporate                                                             (30)           (186)          2,913            607
                                                                  -------         -------         -------        -------

Total                                                                (384)           (521)          6,642          8,299
                                                                  -------         -------         -------        -------


                                             Nine Months Ended January 31, 2005

                                                                          Operating
                                          Revenues                          Income                          Assets
                                          --------                          ------                          ------

                                    2005            2004            2005            2004            2005           2004
Loan Brokering - Corporate         36,345          46,859            (693)            326           1,308          5,726
Mortgage Banking                      166             209              26            (213)          2,416          1,927
Notary Services                         0           1,223               0             127               0             35
Real Estate Brokerage                 593             415              (1)             (1)              5              4
                                  -------         -------         -------         -------         -------        -------
                                   37,104          48,706            (668)            239           3,729          7,692
                                  =======         =======         =======         =======         -------        -------

Corporate                                                            (981)           (614)          2,913            607
                                                                  -------         -------         -------        -------
Total                                                              (1,649)           (375)          6,642          8,299
                                                                  -------         -------         -------        -------

NOTE 5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.


In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's financial position or results of operations.


In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

NOTE 6.  LOANS HELD FOR SALE

Loans held for sale consist of conventional uninsured mortgages originated by the Company, with various interest rates. Details of the loans are as follows:

                                           January 31, 2005                             April 30, 2004
                                 --------------------------------------------------------------------------------------
                                            (Unaudited)

                                    Number of   Total Loan      Average          Number of   Total Loan      Average
 Loans Range                          Loans       Amount     Interest Rate          Loans      Amount     Interest Rate
 -----------                          -----       ------     -------------          -----      ------     -------------
 $20,000 to  $100,000                   2         131,000        9.23%               14        720,375        8.69%
 $100,001 to $200,000                   6         855,657        5.74%                2        312,000        7.00%
 $200,001 to $300,000                   1         205,538        6.50%                4      1,129,350        6.19%
 $300,001 to $400,000                   1         322,605        1.00%                1        360,500        5.50%
 Over $400,000                          1         779,900        1.00%                1      1,158,250       13.87%
                                 --------------------------                    ------------------------
                                       11      $2,294,700                            22     $3,680,475
 Deferred Fees, net of cost

                                                  (24,300)                                     (29,564)
                                         -------------------                            ----------------
                                               $2,270,400                                   $3,650,911
                                         ===================                            ================


NOTE 7.  UNSECURED LINE OF CREDIT

The Company maintains a $75,000 unsecured line of credit. The line of credit is personally guaranteed by ANZA's chief executive officer. The interest rate is adjustable, based upon a published prime rate, plus an additional 7.75%. As of January 31, 2005, the Company had $75,000 outstanding related to this line of credit.

NOTE 8.  WAREHOUSE LINE OF CREDIT

The Company maintains a $10,000,000 warehouse line of credit which expires on May 31, 2005. The agreement is personally guaranteed by ANZA's chief executive officer. The credit agreement calls for various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period to 45 days for any specific loan. The interest rate is adjustable, based upon a published prime rate, plus an additional 1% to 3% and is payable monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The line of credit is collateralized by the Company's loans held for sale. As of January 31, 2005, the Company is in compliance with all of the loan covenants related to the warehouse line of credit.

NOTE 9.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 January 31, 2005   April 30, 2004
                                                   (unaudited)
Accrued salary and benefits                          $313,693           $161,610
Accrued loss contingencies                            169,383            633,500
Accrued professional fees                                  --             61,558
Accrued other liabilities                               2,271            108,887
Accrued interest                                       18,263             14,910
                                                     --------           --------
                                                      503,610            980,465

Accrued dividends                                     108,887
                                                     --------

                                                     $612,497           $980,465
                                                     ========           ========

During the quarter ended January 31, 2005, the Chief Executive Officer elected to defer a portion of his salary. As of January 31, 2005, the total amount deferred was $69,000. This amount is reflected as accrued salary and benefits on the consolidated financial statements.

NOTE 10.  EARNINGS (LOSS) PER COMMON SHARE

ANZA presents basic earnings per share (EPS) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities including the Series D Convertible Preferred Stock, the Series F Convertible Preferred Stock and the Series G Convertible Preferred Stock were not included in the computations of loss per share for the period ended January 31, 2005 since their effects are anti-dilutive.

NOTE 11.  STOCKHOLDERS' EQUITY

From time to time, the Company's board of directors authorizes the issuance of common stock. The Company values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event the Company issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, the Company discounts the closing ask prices by 10% to value its common stock transactions. No such issuances occurred for either period presented; however, our subsidiaries issued shares as discussed in Note 12 Stock Registration of Subsidiary.

NOTE 12.  STOCK REGISTRATION OF SUBSIDIARY

On October 18, 2004, the Company's subsidiary, American Residential Funding, Inc. ("AMRES") filed Form D with the Securities and Exchange Commission for a listing on the Pink Sheets. In connection with the filing, the Company issued 15,000,000 shares of common stock to consultants as advisors to facilitate the transaction and concurrently sold 3,000,000 shares at $0.01 per share
(representing a total of 17.5% of AMRES's common shares outstanding). In December 2004, the shares began trading at $0.05 per share. Therefore, the Company has valued the shares issued to the consultants and the concurrent nominal investments at $0.05 per share, resulting in expense of approximately $900,000.

Additionally, the Company initially recorded the pro-rata share of AMRES'equity owned by the minority interest of $356,435 as minority interest in consolidated subsidiary. Based on the company's pro rata allocation of AMRES net loss for the quarter, the company recorded an adjustment to minority interest in the amount of $58,204.

As of January 31, 2005, the subsidiary is authorized to issue 50,000,000 shares of preferred stock, of which 500,000 shares of Series A Convertible Preferred Stock are outstanding and held by the Company, and 1,000,000 shares of Series B Convertible Preferred Stock are outstanding and held by the Company. As a result of the conversion provisions of the Series B Convertible Preferred Stock, the Company has a minimum of 80% of the votes on all issues submitted to the subsidiary shareholders, and can acquire upon conversion shares of common stock representing a minimum of 80% of the outstanding common stock.

NOTE 13.  SECURITIES EXCHANGE AGREEMENT

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

The Company has recorded the fair market value of the TQ Shares as available-for-sale securities in the accompanying balance sheet, with fluctuations in the value being recorded as a current liability in the accompanying financial statements. As of January 31, 2005, the fair market value of the TQ shares is approximately $1,190,000. This is offset by a corresponding liability of $190,000 reflected in other current liabilities on the accompanying financial statements.

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

The warrants to purchase up to 2,000,000 shares of the Company's common stock have an exercise price of $0.10 per share and expire in 5 years. In relation to this transaction, a beneficial conversion feature charge of $225,821 was assessed for the issuance of the Series G, and a warrant valuation was assessed at $96,716. The pro-rata charges applicable to the quarter ended January 31, 2005 were $17,550 related to the beneficial conversion feature and $7,538 related to amortization of the warrants.

On October 30, 2004, the Escrow Agreement was amended such that upon termination of the Securities Purchase Agreement, the TQ Shares will be released to the Company and the Series G will be released to the Party.

Consulting Agreement and Warrant Agreements

The Company previously entered into an Advisory Agreement with a consultant dated November 25, 2003 and executed an Addendum to that agreement dated September 3, 2004. On September 15, 2004, the Company issued to the consultant warrants to acquire a total of 250,000 shares of common stock at $0.25 per share and 200,000 shares of common stock at $0.10 shares. Both warrants are exercisable for five years. In connection herewith, the company recognized $39,427 in consulting expense which is reflected in general and administrative expenses on the accompanying financial statements.

NOTE 14. CONTINGENCIES

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

To date, the company received demands for payments in the approximate amount of $197,000 and has paid all of the outstanding balance except for $60,000 for which the company is requesting a credit for from HUD. The $60,000 represents a surplus that HUD received on the sale of two of the indemnified properties.

StateAudits

The Company is subject to certain state audits, which are typical in this industry. Often these audits uncover instances of non-compliance with various state licensing requirements. These instances of non-compliance may also translate into a particular state levying a fine or penalty against the Company.

The only pending audit at the time of the Company's last quarterly update was by the State of Georgia which led to no material findings against the Company.

At the present time, the Company is not aware of any pending actions by any state licensing agency.

Settlements

Oaktree Litigation

In March 2003, the Company was served with a lawsuit brought by Oaktree Funding Corporation ("Oaktree") against nineteen defendants, including the Company, the appraiser, escrow company, notary public, and borrowers involved in six (6) different loan transactions brokered by the Company and funded by Oaktree. The Complaint alleged, among other things, that the defendants committed fraud, breach of contract, negligent misrepresentation, RICO violations, and unfair business practices. The Complaint requested damages in excess of $1,500,000 plus attorneys' fees, interest, penalties, and punitive damages.

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

To date, no claims have been made on the three additional properties.

In November 2003, a former employee filed a lawsuit against the Company, Anza Capital, its Chief Executive Officer and American Residential Funding, a wholly-owned subsidiary of the Company. The Complaint alleged breach of contract and fraud arising out of the plaintiff's employment with the Company, and requested damages in excess of $5,000,000, plus attorneys' fees, interest, penalties, and punitive damages. The trial date had been continued until December 6, 2004, but the matter was settled at mediation, which took place on November 24, 2004. By the terms of the settlement agreement, the amount of the settlement is confidential but the terms were favorable and resulted in no material impact to the Company.

On June 1, 2004, the Company agreed to settle a claim by a lender who sought recovery on two loans involving alleged misrepresentation by the borrowers. The claims were for amounts of approximately $200,000. The Company executed a settlement agreement for a total amount of $120,000, with an initial payment of $60,000 and subsequent monthly payments of $10,000 for six months. The $120,000 is accrued in the financial statements as of April 30, 2004. During the quarter the Company paid the $60,000 and began making the monthly payments. As of the date of this disclosure, the Company has paid this obligation in full.

A lender requested that the Company reimburse them for two loans in which went into default and were subsequently sold for a $150,000 loss. The loans were brokered by branch of the Company. On July 19, 2004, the Company settled with the lender agreeing to make monthly payments on the amount of $10,000 starting August 1, 2004 until a total of $138,000 is paid. The Company accrued the $138,000 and is included in the financials as of January 31, 2005

In October 2003, a former employee filed a lawsuit against the Company, Anza Capital, its Chief Executive Officer and American Residential Funding, a wholly-owned subsidiary of the Company. The Complaint alleged breach of contract and fraud arising out of the plaintiff's employment with the Company, and requested damages in excess of $2,000,000, plus attorneys' fees, interest, penalties, and punitive damages. The trial date was continued until March 2005. The Company believed the case lacked merit and defended vigorously, however, the matter was settled at mediation, which took place on February 17, 2005. By the terms of the settlement agreement, the amount of the settlement is confidential but the terms were favorable and resulted in no material impact to the Company.

On or about July 3, 2003 The Company filed a complaint against a former branch manager and filed an Amended Complaint on or about October 16, 2003. The allegations included breach of written contract; intentional and negligent misrepresentation; misappropriation of trade secrets; interference with economic relations; violation of Business & Professions Code 17200; breach of implied covenant of good faith and fair dealing; conversion and conspiracy. Recently, the defendant filed a cross-complaint against the company alleging that the company misclassified her employment status and that the company was liable for money advanced on its behalf, approximately $250,000. The Company vigorously defended the cross-complaint and believed the cross-complaint lacked merit, however, the entire matter was settled on or about March 4, 2005. The terms of the settlement are confidential but were very favorable and resulted in no material impact to the Company.

Active Litigation

On December 11, 2003, a competitor of the Company filed a suit alleging intentional interference with contract, conversion and trade name infringement, among other causes of action. The Company vehemently denies any wrongdoing and is vigorously defending these claims. The trial date has been continued until August 8, 2005

On January 23, 2004, a former employee filed claim against the Company in the Superior Court of California, for the County of Orange. The Complaint alleged breach of oral contract and complaint for damages arising out of the plaintiff's employment with the Company, and requested damages in excess of $50,000 plus attorney's fees, interest, penalties and punitive damages. The Company believes this case lacks merit and is defending vigorously. The Court recently granted the Company's Motion for Summary Judgment except for one cause of action. Plaintiff is considering an appeal.

On November 6, 2003, a borrower filed claim against the Company in the Superior Court of California, City and County of Alameda. The defendants alleged in the complaint are Dae Won & Associates, Inc., Dae W. Yoon, the Company, and Kathy Pan a loan officer of the Company. Our San Francisco Branch Office employs Ms. Pan. The complaint alleges fraudulent inducement of contract, rescission, conversion and negligence. This claim is for a total amount of $121,000. Ms. Pan vehemently denies any liability and/or responsibility to the plaintiff and has hired an attorney to respond to the complaint on her behalf. The Company is defending the matter vigorously, as the Company believes that this case lacks merit.

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

On or about May 18, 2004, a former assistant in one of the Company's branches filed a complaint. The Complaint alleges violations of Labor Code sections 202 and 203, claiming that plaintiff is owed back commissions. The company believes that the claim lacks merit and is vigorously defending the matter.

In June 2004 a lawsuit was filed against the Company's wholly-owned subsidiary American Residential Funding, Inc. ("AMRES") by the Orange County, California landlord. The suit alleges that AMRES breached a building lease and claims damages for the entire term of the lease through August 2007 of $886,332. AMRES recently filed an Answer to the Complaint and a Cross-Complaint against a former Branch Manager and his business associate who signed the lease in question purporting to be officers of the corporation. The Company believes that this matter lacks merit and is defending vigorously to hold the proper parties accountable for any damages that are due the plaintiff. Recently the Company obtained information and believes that the office leases, which are the subject of this litigation have been re-leased to new tenants. Thus, the overall exposure, in terms of the plaintiff's damages, should be substantially reduced.

On or about July 30, 2004 a complaint was filed by a borrower of the Company. The Complaint alleges the Violation of Michigan Consumer Protection Act, Breach of Contract; Intentional infliction of emotional distress. The Company believes that there are third parties that, at the very least, share in the liability to the plaintiff and is vigorously seeking to show same through the formal discovery process.

On or about September 7, 2004 a complaint was filed against the company and its CEO, alleging fraud, negligent misrepresentation and a promise made without intent to perform The amount of damages claimed is approximately $250,000. Defendants believe that the matter lacks merit. On Friday, March 11, 2005, the Court sustained (without leave to amend) Defendants' Demurrer to plaintiff's amended complaint. Plaintiff is considering an appeal; however, defendants are making a motion to the Court to recover all of its attorneys' fees and costs for having to defend this frivolous action.

On or about September 20, 2004, a Class Action complaint was filed, alleging unsolicited advertisements to fax machines in violation of TCPA 47USC section
227. Damages not disclosed. The company has tendered the matter to People's Home Loans for indemnification, as they were responsible for the actions that are subject to the Complaint. Furthermore, the Company believes that the matter lacks merit and is defending vigorously.

On or about November 10, 2004 a complaint was filed against the Company alleging breach of contract and warranty; deceptive trade practices; fraud; conversion; negligence; breach of fiduciary duty; unjust enrichment and conspiracy. The complaint alleges damages in the approximate amount of $295,000. The Company is still investigating the merits of the case and attempting to determine the potential liability and damages. The plaintiff has expressed an interest in mediating the matter to a resolution.

On or about November 24, 2004, a Class Action case was filed against the Company, one of its former Branch Managers, and a third party entity, Spectrum Funding Group, Inc., which is operated by said former Branch Manager. The Complaint alleges damages & equitable relief for violations of the California Labor Codes; and the California Unfair Business Practices Act. The matter was tendered to the former Branch Manager for indemnification based on his contract with the Company. The Company believes that the matter lacks merit and is defending vigorously.

On or about December 15, 2004, a former loan officer filed a complaint against the Company, alleging Breach of Contract and Conversion. The Company believes that the matter lacks merit and is defending vigorously.

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company's financial position, results of operations and cash flows.

NOTE 15. ISSUANCE OF CONVERTIBLE NOTE AND WARRANT AGREEMENT BY SUBSIDIARY

On January 7, 2005 and again on January 18, 2005, the company issued convertible notes to private investors totaling $155,000. The company received proceeds, net of all costs and fees, in the amount of $133,980. The January 7, 2005 note, with face amount of $100,000 has a maturity date of June 15, 2005 and has an 8% interest rate, while the January 18, 2005 note has a maturity date of June 15, 2005 at a 10% interest rate. Both notes are convertible into shares of the company's subsidiary, AMRES. Both notes have a beneficial conversion feature which is being amortized over the life of the note and is reflected as interest expense. The interest expense associated with the beneficial conversion feature was not considered material for the period ended January 31, 2005.

On January 11, 2004, American Residential Funding, Inc. borrowed $125,000 from AMRES Holding, LLC, a related party partially owned and controlled by our Chief Executive Officer. American Residential Funding, Inc. issued a secured convertible note which accrues interest at 12% per annum and is convertible into the Company's common stock at 75% of the average closing bid price for the five days before conversion. Interest payments are due quarterly beginning on January 1, 2005. As additional consideration, the Company issued a warrant to AMRES Holding, LLC to purchase 250,000 shares of the Company's common stock at $0.10 per share. The warrant is exercisable at any time between the closing date and a date which is five years from the closing date.

During the quarter, the company repaid $25,000 of the original $125,000 borrowed. As of January 31, 2005, $100,000 remains outstanding.

NOTE 16. SUBSEQUENT EVENTS

Partial Conversion of Convertible Note

On February 15, 2005, the holder of the January 7, 2005 convertible note elected to convert $25,000 of the note balance into 1,000,000 shares of the company's subsidiary's stock (ARFG.PK). The balance remaining on the convertible note after conversion is $75,000.

Issuance of Convertible Notes

On February 28, 2005, the company issued two convertible notes for face amount of $28,000, with a maturity of February 10, 2006 at an 8% interest rate. These notes are convertible into shares of the company's subsidiary AMRES (ARFG.PK) and contain a beneficial conversion feature. On March 1, 2005, the holders of these notes exercised their conversion option to effectuate a partial conversion in the amount of $2,500 into 250,000 shares of the company's subsidiary AMRES (ARFG.PK)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended April 30, 2004 and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based.

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

            Effective January 31, 2004, we suspended operations at Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc's largest customer (Ditech.com) ceased using Expidoc as a third party provider of notary services. This event may have a significant impact on our profitability in future periods as Expidoc contributed in-excess of $301,558 net profit during the first three fiscal quarters of the prior year. We are still assessing our options to proceed with Expidoc, however, we determined that the remaining goodwill related to our acquisition of Expidoc was impaired, and thus recorded an impairment charge in the amount of $175,247 during January of 2004. If we are unable to operate Expidoc in future periods at similar revenue levels, we will become even more dependant on AMRES to generate revenue and profits.

      o TITUS REAL ESTATE LLC, a California limited liability company (TITUS REAL ESTATE) and BRAVO REAL ESTATE SERVICES, INC. (BRAVO REAL ESTATE NETWORK) are currently non-operational.

      As shown below, AMRES has consistently provided the majority of our consolidated revenue. The industry in which AMRES operates can be highly volatile and is largely dependent on interest rates.

                     Percentage of Total Revenues by Service
                             % YTD Revenue         % YTD Revenue
                            January 31, 2005      January 31, 2004
                            ----------------      ----------------
Loan Brokering                     99.35%              97.88%
Mortgage Banking                  (1.03)%                .77%
Notary Services                      0.0%                .61%
Real Estate Brokerage               1.68%                .73%


        Total                        100%                100%

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

      Traditionally, we have experienced increases in our business during the spring and summer when home sales are at their highest levels. Loan production in our highest month of July 2003 totaled 1,394 loans. Loan production has dropped to an average of 600 loans per month as of January 31, 2005.

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

      The AMRES mortgage banking platform, which will allow the transformation from predominately a mortgage broker to a banker, is currently closing approximately $7,000,000 loans monthly, versus over $170,000,000 in brokered loans monthly for AMRES as a whole. This increase in banking, if managed properly, could allow profitable operations at lower levels of volume. AMRES mortgage banking currently has a staff of 6, and is expanding as quickly as loan volume permits, and as quality control and additional experienced employees allow. It is anticipated that monthly loan production could increase to $30,000,000 in four to six months, when seasonal revenues are higher. AMRES mortgage banking has established relationships with several investors to purchase our funded loans, including IndyMac Bank, Countrywide Funding, and others. AMRES has purchased software (DataTrac) to manage the mortgage banking process, as well as software to provide our branches with automated underwriting (LoanScore).

      We have slowed down the number of new branch additions due to an increase in quality standards, minimum volume requirements, and State preferences. Our branch count is currently approximately 110, down from approximately 200 at January 31, 2004. We continue to monitor all of our branches for "probation" and possible termination to continually ensure that we are focusing our resources on the most productive branches. AMRES has been fortunate to lure loan production officers from our competitors. As the mortgage industry contracts, AMRES will attempt to attract additional branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004

Introduction

      Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues.

                              Quarter Ended       Quarter Ended
                             January 31, 2005    January 31, 2004     Dollar Change            % Change
                             ----------------    ----------------     -------------          ------------
Revenues                       $ 11,075,136       $ 12,700,344       $ (1,625,208)            (12.8%)
Gross Profit %                         31.9%              35.1%               N/A              (3.2%)
General and Administrative        2,384,927          2,203,282            181,645               8.0%
Salaries and Wages                1,357,670          2,525,064         (1,167,394)            (46.2%)
Net Income (Loss)              $   (384,219)      $   (520,918)          (136,699)            (26.2%)


Revenues

      Revenues decreased by $1,625,208 or 12.8% for the quarter ended January 31, 2005 compared to the quarter ended January 31, 2004. The decrease in revenues is directly related to the decline in the refinance market and the discontinued operations of Expidoc.Com.

      Bravorealty.com continues to generate only modest revenue and is operating at near break even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potential additional capital outlay, Bravorealty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

      Commissions are paid on loans funded. Commissions decreased by $705,101 or 8.7%, for the quarter ended January 31, 2005, to $7,389,173 from $8,094,274 for the quarter ended January 31, 2004. These decreases are directly related to the decrease in revenue between the periods.

      Consolidated gross profit decreased by $935,910, or 20.9% for the quarter ended January 31, 2005 to $3,533,661 from $4,469,571 for the quarter ended January 31, 2004. As a percentage of revenue, the gross profit decreased by approximately 3.2%. The decrease in the gross profit as a percentage of revenue is directly related to the reduced fees paid by the branches. The branch fees were reduced to be competitive. Furthermore, the corporate loan officers were paid on a higher percentage, increasing the cost of revenue and reducing gross profit.

General and Administrative Expenses

      General and administrative expenses totaled $2,384,927 for the quarter ended January 31, 2005, compared to $2,203,282 for the quarter ended January 31, 2004. This increase of $181,645 can be directly attributed to AMRES hiring additional consultants to generate more business and to assist in the stock registration transaction of AMRES. The Company does not expect to incur significant cash or non-cash charges to consultants in future periods.

Salaries and Wages

      Salaries and wages totaled $1,357,670 in quarter ended January 31, 2005, compared to $2,525,064 for the quarter ended January 31, 2004. The decrease of $1,167,394 is directly related to the reduction of personnel as one of the cost-cutting measures of AMRES.

Selling and Marketing Expense

      Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the quarter ended January 31, 2005 amounted to $242,343 compared to $91,448 in the prior period. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

      Interest expense was $121,990 as of January 31, 2005, compared to $37,004 as of January 31, 2004. Interest expense is primarily related to interest paid on our warehouse line of credit and interest on our convertible notes payable. The increase in interest expense is directly related to higher average balances on our warehouse line of credit and to issuance of new convertible notes. As of January 31, 2005, the balance on our warehouse line of credit was $2,252,982 compared to $1,901,667 as January 31, 2004.

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

Net Income

      ANZA realized a net loss of $384,219 for the quarter ended January 31, 2005 compared to a net loss of $520,918 for the quarter ended January 31, 2004. This was due to the significant drop in production attributed to the decline in the refinance market. In prior quarter, impairment of goodwill related to Expidoc accounted for $195,247 of the loss incurred. There were no such impairments in the current quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2004

Introduction

      Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues.

                           Nine Months Ended   Nine Months Ended
                            January 31, 2005    January 31, 2004     Dollar Change            % Change
                            ----------------    ----------------     -------------          -----------
Revenues                       $ 37,103,864       $ 48,706,120       $(11,602,256)             (23.8%)
Gross Profit %                         31.3%              31.5%               N/A                (.2%)
General and Administrative        7,309,749          7,061,770            247,979                3.5%
Salaries and Wages                4,889,945          8,168,243         (3,278,298)             (40.1%)
Net Income (Loss)              $ (1,649,879)      $   (374,714)         1,275,165              340.3%

Revenues

      Revenues decreased by $11,602,256 or 23.8% for the nine months ended January 31, 2005 compared to the nine months ended January 31, 2004. The decrease in revenues is directly related to the decline in the refinance market and the discontinued operations of Expidoc.Com.

      Bravorealty.com continues to generate only modest revenue and is operating at near break even. Management continues to evaluate the business model for our real estate services. Without a significant shift in the model and potential additional capital outlay, Bravorealty is not expected to provide significant revenue or profitability in future periods.

Costs of Revenues

      Commissions are paid on loans funded. Commissions decreased by $7,402,291 or 22.9%, for the nine months ended January 31, 2005, to $24,957,215 from $32,359,506 for the nine months ended January 31, 2004. Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $489,096, or 48.2%. These decreases are directly related to the decrease in revenue between the periods, mainly due to the slow down in the refinance market and the ceasing of operations at Expidoc.

      Consolidated gross profit decreased by $3,710,869, or 24.2% for the nine months ended January 31, 2005 to $11,620,745 from $15,331,614 for the nine months ended January 31, 2004. As a percentage of revenue, the gross profit decreased by approximately .2%. The decrease in the gross profit as a percentage of revenue is directly related to the reduced revenue as AMRES pays a reduced commission percentage once certain revenue targets are met. Typically, certain corporate branch loan officers receive a higher percentage of the total revenues until certain targets are met at which time AMRES earns a greater percentage.

General and Administrative Expenses

General and administrative expenses totaled $7,309,749 for the nine months ended January 31, 2005, compared to $7,061,770 for the nine months ended January 31, 2004. This increase of $247,979 or 3.5% can be directly attributed to AMRES hiring additional consultants to generate more business and to assist in the stock registration transaction of AMRES. The stock registration transaction alone generated a non-cash charge of $900,000 based on the value of AMRES shares issued to consultants. This non cash consulting expenses were somewhat offset by AMRES having fewer branches in the current period incurring rent, office supplies, telephone, utilities and other general and administrative expenses.

Salaries and Wages

      Salaries and wages totaled $4,889,945 in nine months ended January 31, 2005, compared to $8,168,243 for the nine months ended January 31, 2004. The decrease of $3,278,298 is directly related to the reduction of personnel as one of the cost-cutting measures of AMRES.

Selling and Marketing Expense

      Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the nine months ended January 31, 2005 amounted to $1,143,559 compared to $304,507 in the prior period. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

      Interest expense was $236,923 as of January 31, 2005, compared to $336,261 as of January 31, 2004. Interest expense is primarily related to interest paid on our warehouse line of credit. The decrease in interest expense is directly related to smaller average balances on the company's warehouse line of credit during the current period compared to prior year.

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

Net Income

      ANZA realized a net loss of ($1,649,879) for the nine months ended January 31, 2005 compared to net loss of $(374,714) for the nine months ended January 31, 2004. This was due to the significant drop in production attributed to the decline in the refinance market and to significant non-cash charges related to the issuance of stock to consultants as part of the stock registration transaction of AMRES.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

      Our cash position remains strong with over $2.2 million on hand as of January 31, 2005. Our current assets exceed our current liabilities by $468,060. However, if our revenues continue to decline and we are unable to offset the declines by shedding overhead costs, our cash balances will decrease noticeably. In addition, any significant changes to our estimates of exposure from contingent liabilities could have a severe adverse effect on our liquidity and capital resources

Cash Flows

      Net cash provided by operating activities was $1,058,192 for the nine months ended January 31, 2005, compared to net cash provided by operating activities of $7,116,441 for the prior period. For the nine months ended January 31, 2005, we recorded a net loss of $1,649,879 compared to a net loss of $374,714 for the nine months ended January 31, 2004. In both periods, changes in our loans held for sale was the primary contributor to the net cash provided by operating activities. In the current period we had a decrease in our loans held for sale amounting to $1,385,775 while the prior period we had a decrease in our loans held for sale in the amount $5,675,143. In addition, for the current nine months, we recorded a charge in the amount of $900,000 related to common stock of AMRES issued to consultants.

      Net cash provided by investing activities was $1,100 for the nine months ended January 31, 2005 compared to cash used in investing activities of $346,831 for the nine months ended January 31, 2004.

      Net cash used in financing activities was $1,018,983 for the nine months ended January 31, 2005, compared to net cash used in financing activities of $5,695,330 for the nine months ended January 31, 2004. The most significant contributor to the cash used in or provided by financing activities during both periods relates primarily to changes on our warehouse line of credit. Advances from the warehouse line of credit decreased by $1,353,883 for the current nine month period compared to repayments of $5,612,542 for nine month the prior period.

Liquidity

      Our cash on hand at January 31, 2004 amounted to $2,244,834 and our working capital was $468,060. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which includes our warehouse line of credit. We have no long-term debt which we need to service in the near term.

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

Interest Rates

      We are vulnerable to increases in interest rates. Our business has declined in the past nine months due to increasing interest rates. The sub-prime lending market is less vulnerable to increases in interest rates, because interest rates charges to these borrowers is significantly higher and less volatile to changes in interest rates. Significant increases in interest rates could have an adverse impact on our the financial condition, results of operations and cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

New Matters

      In November 2004, a lawsuit was filed against American Residential Funding, Inc. by First American Title Insurance in the State of Arkansas, County of Saline, case number CV-2004-875-1. The Complaint alleges breach of contract and warranty, breach of fiduciary duty, unjust enrichment, and conspiracy, and requests damages of $294,700, plus accrued interest. We have not filed our Answer, but intend to vigorously defend the action as we believe it lacks merit.

Former Employees

      In October 2003, a lawsuit was filed against the Company, its wholly-owned subsidiary American Residential Funding, and its Chairman and CEO Vince Rinehart by a former employee Leigh Dimarco in the Superior Court of the State of California, County of Orange, case number 03CC12686. The Complaint alleges breach of contract and fraud arising our of the plaintiff's employment with the Company, and requests damages in excess of $2,000,000, plus attorneys' fees, interest, penalties, and punitive damages. In February 2005, we settled this case matter with Ms. Dimarco for an amount that is required to remain confidential.

Existing Matters

      Other than as set forth herein, there are no changes to our description of the existing matters in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

      In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. The aggregate amount of all claims from the various other legal proceedings pending against us is not expected to exceed $400,000. In the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      There have been no events which are required to be reported under this Item.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      There have been no events which are required to be reported under this Item.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our 2004 Annual  Meeting of  Shareholders  on November 8, 2004, in
Las Vegas, Nevada. There were individuals representing 4,222,231 votes present at the meeting, either in person or by proxy, which represented over 50% of the 8,278,878 total outstanding votes of the Company, so a quorum was present. At the meeting the shareholders approved the following agenda items as set forth in our Schedule 14C Information Statement on file with the SEC:

      1. The election of one (1) director, namely Vincent Rinehart, to serve until the next Annual Meeting of Shareholders and thereafter until a successor is elected and qualified. Mr. Rinehart was a director prior to the meeting. The results of the voting were as follows:

------------------------- ------------- ------------- ------------- ---------------- ---------------
                                           Votes         Votes                           Broker
Director                   Votes For      Against       Withheld      Abstentions      Non-Votes
------------------------- ------------- ------------- ------------- ---------------- ---------------
Vincent Rinehart           4,222,231        -0-           -0-             -0-             -0-
------------------------- ------------- ------------- ------------- ---------------- ---------------

      2. The ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as our independent auditors for the fiscal year ending April 30, 2005. The results of the voting were as follows:

----------------- ------------- ------------- ---------------- ----------------
                     Votes         Votes                           Broker
Votes For           Against       Withheld      Abstentions       Non-Votes
----------------- ------------- ------------- ---------------- ----------------
   4,222,231          -0-           -0-             -0-              -0-
----------------- ------------- ------------- ---------------- ----------------

      A more detailed description of each agenda item at the 2004 Annual Shareholders Meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on October 8, 2004.

ITEM 5 OTHER INFORMATION

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

         4.4 (2) Certificate of Designation of Series G Convertible Preferred Stock

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

(b)   Reports on Form 8-K

      On November 12, 2004, we filed an Item 8.01 Current Report on Form 8-K regarding the results of our annual shareholders meeting held on November 8, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: March 21, 2005                       /s/ Vincent Rinehart
                                            -----------------------------------
                                       By:  Vincent Rinehart
                                       Its: President, Chairman, Chief
                                            Executive Officer, Chief
                                            Financial Officer, Chief
                                            Accounting Officer, and Director