Form 10-K
period 2005-04-30
ANZA CAPITAL INC
filed 2005-09-15
CIK 926844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2005

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           None                                      None


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $199,074 based on $0.07, the price at which the common equity was last sold on October 29, 2004.

      Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

      Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      Applicable only to corporate issuers

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2005, there were 10,486,398 shares of common stock issued and 6,348,898 shares of common stock outstanding.

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

                               ANZA CAPITAL, INC.

                                TABLE OF CONTENTS

                                     Part I

ITEM 1 -- BUSINESS                                                             1

ITEM 2 -- PROPERTIES                                                           6

ITEM 3 -- LEGAL PROCEEDINGS                                                    6

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7


                                     Part II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                   8

ITEM 6 - SELECTED FINANCIAL DATA                                              11

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION                                          11

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          18

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         19

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           20

ITEM 9A -- CONTROLS AND PROCEDURES                                            20

ITEM 9B -- OTHER INFORMATION                                                  21


                                    Part III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 22

ITEM 11 -- EXECUTIVE COMPENSATION                                             23

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        26

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     29

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES                             30


                                     Part IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            30

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

ITEM 1 -- BUSINESS

Business Overview

      We are a holding company that currently operates primarily through one active subsidiary.

      o American Residential Funding, Inc., a Nevada Corporation (AMRES) provides home financing through the brokerage of residential home loans.

Inactive Subsidiaries

      o AMRES Direct, Inc., formerly Red Carpet Holdings, Inc., was activated in 2004 to focus on direct-to-consumer marketing. The Company has not generated revenue and has incurred minimal expenses.

      o Expidoc.Com, a California Corporation (Expidoc) arranged for notaries to provide document signing services for lenders across the country. Effective January 31, 2004, we suspended operations at Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc's largest customer (Ditech.com) ceased using Expidoc as a third party provider of notary services.

      o Titus Real Estate LLC, a California limited liability company (Titus Real Estate) is currently non-operational.

      o Bravo Realty.com, a Nevada Corporation (Bravo), was a real estate sales company focused solely in California. Bravo Real Estate Services, Inc. (Bravo Real Estate Network) and Bravo Realty.com were sold in April 2005.

AMRES

      As shown below, AMRES has consistently provided the majority of our consolidated revenue. The industry in which AMRES operates can be highly volatile and is largely dependent on interest rates.

                     Percentage of Total Revenues by Service

                           % YTD Revenue      % YTD Revenue      % YTD Revenue
                           April 30, 2005     April 30, 2004     April 30, 2003
                           --------------     --------------     --------------
Broker Commissions               97.0%              98.5%              98.4%
Real Estate Services              1.5%               1.0%               1.0%
Sale of Loans                     1.5%               0.5%               0.6%
        Total                   100.0%             100.0%             100.0%


      AMRES is primarily a loan broker, arranging during the fiscal year ended April 30, 2005 a total of $2,250,459,456 in home loans, or an average of greater than $170,000,000 in loans per month. AMRES, through its agents in some 86 branches (an average of 1-8 agents in each branch) is licensed in 14 states to originate loans. AMRES, through its loan agents, locates prospective borrowers from real estate brokers, home developers, and marketing to the general public. After taking a loan application, AMRES processes the loan package, including obtaining credit and appraisal reports. AMRES then presents the loan to one of approximately 400 approved lenders, who then approve the loan, draw loan documents, and fund the loan. AMRES receives a commission for each brokered loan, less what is paid to each agent.

Termination of Mortgage Banking

      Effective May 31, 2005, our warehouse line of credit was not renewed, and as a result we terminated our mortgage banking activities.

Loan Standards

      Mortgage loans arranged by AMRES are generally loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential real estate. Generally, mortgage loans having a loan-to-value ratio in excess of 80% will be covered by a Mortgage Insurance Policy, FHA Insurance Policy or VA Guaranty insuring against default of all or a specified portion of the principal amount thereof.

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

Credit, Appraisal and Underwriting Standards

      Each mortgage loan must (i) be an FHA-insured or VA-guaranteed loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by the lender for which the loan is brokered or sold. A lender's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. The various lenders underwriting standards generally follow guidelines acceptable to FNMA ("Fannie Mae") and FHLMC ("Freddie Mac"). The lender's underwriting policies may be varied in appropriate cases, especially in sub-prime loans.

Mortgage Software and Technology

      AMRES currently uses loan origination software developed by an independent third party. The software allows the routing of pertinent information to the automated underwriting systems employed by Fannie Mae and Freddie Mac, the primary secondary-market purchasers of mortgages, and the automated systems of independent lenders such as IndyMac.

Recent Developments

Public Listing of AMRES Common Stock

      On October 19, 2004, AMRES was issued a trading symbol sufficient to be quoted on the Pink Sheets. The trading symbol is ARFG. Prior to the issuance of a trading symbol, we recapitalized the subsidiary so that it is authorized to issue 500,000,000 shares of common stock, and as of October 18, 2004 had 105,000,000 shares of common stock outstanding. In connection with services rendered by consultants to help us obtain this listing, and in exchange for working capital, we issued 20,000,000 shares of common stock of the subsidiary, reducing our ownership interest to 81%. As of October 18, 2004, the subsidiary is authorized to issue 50,000,000 shares of preferred stock, of which 500,000 shares of Series A Convertible Preferred Stock are outstanding and held by us, and 1,000,000 shares of Series B Convertible Preferred Stock are outstanding and held by us. As a result of the conversion provisions of the Series B Convertible Preferred Stock, we have a minimum of 80% of the votes on all issues submitted to the subsidiary shareholders, and can acquire upon conversion shares of common stock representing a minimum of 80% of the outstanding common stock. As of July 18, 2005, American Residential Funding, Inc. had 133,520,000 shares of common stock issued and outstanding.

      The purpose of getting AMRES listed on the Pink Sheets was to create liquidity for us and to assist us in raising capital to fund AMRES growth. A total of approximately $150,000 was raised by AMRES, an amount insufficient to carry out the growth plans we had. Because of excessive dilution that was resulting from our efforts to raise capital, given a falling stock price, we terminated the capital raising efforts through AMRES.

Discussion of Other Operations

ExpiDoc -- Nationwide Notary Services

      ExpiDoc was an Internet-based nationwide notary service that specialized in providing mortgage brokers and bankers with a solution to assist with the final step of the loan process: notarizing signatures of the loan documents. ExpiDoc provided its clients with real-time access to the status of their documents, 24 hours a day, 7 days a week. ExpiDoc's proprietary software executed both the front office notary coordination and the back office administration. During its busiest period, ExpiDoc employed 5 people, all located in Costa Mesa. In January 2004, due to a sharp decline in demand for its services driven primarily by the decreased business from DiTech.com, we discontinued operations at ExpiDoc.

Bravorealty.com and Bravo Real Estate, Inc.

      Bravorealty.com was a real estate brokerage that was incorporated in May 2000 and began operations in January 2001. In 2003, we reviewed the business model of Bravorealty.com and Brave Real Estate, Inc. and determined that a franchise type model for Bravo Real Estate, Inc. would provide us the best opportunity to grow our real estate business quicker and with a higher degree of profitability. As such, during 2003 and 2004 we attempted to launch Bravo Real Estate Network, a franchise-type real estate brokerage division of Bravo Real Estate, Inc. It was anticipated that the majority of the Bravorealty.com agents would be transitioned to Bravo Real Estate Network. This business model was not successful.

      In April, 2005, Bravorealty.com and Bravo Real Estate, Inc. were sold to an entity controlled by an officer and director of our subsidiary, AMRES.

Titus Real Estate

      Titus Real Estate is the management company of Titus REIT. Titus REIT sold its last property and has distributed the final proceeds to the REIT shareholders, and thus Titus Real Estate is now non-operational.

AMRES Direct, Inc.

      AMRES Direct, Inc., formerly Red Carpet Holdings, Inc., was activated in 2004 to focus on direct-to-consumer marketing. The company has no revenue or business at this time.

Sales and Marketing

      We have marketed and sold our mortgage brokerage services primarily through a direct sales force of loan agents totaling between 20 and 40 persons throughout the year based in Costa Mesa, California, as well as over 500 loan agents at branch locations. We maintain 2 Company-leased offices in Southern California and more than 86 branch offices in 14 states.

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

Competition

      We face intense competition in the origination and brokering of our mortgage loans. Such competition can be expected from banks, savings and loan associations and other entities, including real estate investment trusts. Many of our competitors have significantly more assets and greater financial resources than us. In addition, there may be other competitors that we have not identified. We can make no representations or assurances that there will not be increased competition or that our projections will ever be realized. Competition among companies similar to AMRES that are seeking to acquire or establish branches, continues to intensify.

Proprietary Rights and Licensing

      We may rely on a combination of trademark laws, trade secrets, confidentiality procedures and contractual provisions with our employees, consultants and business partners to protect our proprietary rights. We may seek to protect our electronic mortgage product delivery systems, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or to obtain and use information that we regard as proprietary. While we are not aware that any of our systems infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products.

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

Trade Names and Service Marks

      We devote substantial time, effort, and expense toward developing name recognition and goodwill for our trade names for our operations. We intend to maintain the integrity of our trade names, service marks and other proprietary names against unauthorized use and to protect the licensees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade name and other proprietary names and marks could adversely affect our sales of licenses under such trade name and other proprietary names and marks. We know of no current materially infringing uses. In June 2005 we received trademark protection for the AMRES logo and the American Residential Funding name.

Employees

      As of August 10, 2005, we employed a total of approximately 453 persons. Of the total, 55 officers and employees were employed at the principal executive offices of the Company in Costa Mesa, California, all of whom were engaged in Finance and Administration. In addition, we employ approximately 398 individuals through our Branch operations, 98 of which were engaged in loan administration and 300 of which were engaged in loan production. None of our employees is represented by a labor union with respect to his or her employment.

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

      We have undergone two recapitalizations. In November 1999, our outstanding common stock underwent a two-for-one forward split. Effective in April 2003, (a) our preferred stockholders exchanged their Series A and Series C preferred stock for newly created Series E and Series D preferred stock, respectively, (b) our President exchanged cancelled options and converted debt into common stock and newly created Series F preferred stock, and (c) our common stock underwent a one-for-twenty reverse stock split, resulting in a decrease in our outstanding common stock at the time from 99,350,000 shares to 4,967,500 shares.

ITEM 2 -- PROPERTIES

      Our principal place of business is in Costa Mesa, California, where we lease an approximately 14,000 square foot facility for approximately $367,000 per annum (subject to usual and customary adjustments), under a written lease which terminates in June 2008. This location houses our corporate finance, administration, and sales and marketing functions. Approximately 1,253 square feet of space at this same facility is subleased to a third party on a month-to-month basis for $2,631.

      AMRES leases additional facilities in Riverside, California (term expiring in 2006, $2,599 per month).

      As of September 1, 2005 only the Corporate office in Costa Mesa will have the HUD license and will not be renewed after 2005.

      We believe that our current facilities will be adequate to meet our needs, and that we will be able to obtain additional or alternative space when and as needed on acceptable terms.

      We may also hold real estate for sale from time to time as a result of our foreclosure on mortgage loans that may become in default. As of April 30, 2005, no such real estate is owned.

ITEM 3 -- LEGAL PROCEEDINGS

Oaktree Funding

      In March 2003, our subsidiary, American Residential Funding, Inc., was served with a lawsuit brought by Oaktree Funding Corporation. On June 14, 2004, AMRES settled this matter but maintained a cross-complaint and attempted to recover its losses from the remaining cross-defendants. Subsequent to the settlement, AMRES elected not to pursue its cross-complaint and this matter is now closed.

The Irvine Company

      In June 2004 a lawsuit was filed against our subsidiary, American Residential Funding, Inc. ("AMRES") by the Irvine Company. The action was filed in the Superior Court of California in the County of Orange, case number 04CC006842. The suit alleges that AMRES breached a building lease and claims damages for the entire term of the lease through August 2007 of $886,332.44. AMRES recently filed an Answer to the Complaint and a Cross-Complaint against a former Branch Manager and his business associate who signed the lease in question purporting to be officers of the corporation. AMRES believes that this matter lacks merit and will litigate the case vigorously to hold the proper parties accountable for any damages that are due the plaintiff.

First American Title Insurance

      In November 2004, a lawsuit was filed against our subsidiary, American Residential Funding, Inc., by First American Title Insurance in the State of Arkansas, County of Saline, case number CV-2004-875-1. The Complaint alleges breach of contract and warranty, breach of fiduciary duty, unjust enrichment, and conspiracy, and requests damages of $294,700, plus accrued interest. AMRES filed an Answer and is vigorously defending the action as we believe it lacks merit.

Other Proceedings

      In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. The aggregate amount of all claims from the various other legal proceedings pending against us is approximately $680,000. In the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no events that are required to be reported under this Item.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "AZAC." Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

      The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years (adjusted to reflect the 1-for-20 reverse stock split effective on April 21, 2003), as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.



Fiscal Year                                                  Bid Prices
Ended                                                        ----------
April 30,             Period                           High              Low
-----------         -----------------------           ------            ------
2003                First Quarter                     $ 0.90            $ 0.42
                    Second Quarter                    $ 0.60            $ 0.30
                    Third Quarter                     $ 1.20            $ 0.30
                    Fourth Quarter                    $ 0.25            $0.015

2004                First Quarter                     $ 1.03            $ 0.25
                    Second Quarter                    $ 0.76            $ 0.25
                    Third Quarter                     $ 0.48            $ 0.25
                    Fourth Quarter                    $ 0.30            $ 0.21

2005                First Quarter                     $ 0.21            $ 0.10
                    Second Quarter                    $0.135            $ 0.06
                    Third Quarter                     $ 0.10            $ 0.06
                    Fourth Quarter                    $ 0.10            $0.058

2006                First Quarter (through            $ 0.16            $ 0.04
                    June 30, 2005)

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

Holders

      As of July 15, 2005, there were 9,496,346 shares of our common stock issued, and 5,358,846 shares of our common stock outstanding and held by 72 holders of record. As of July 15, 2005, there were 8,201.5 shares of Series D Convertible Preferred Stock outstanding and held by three shareholders of record, and 18,800 shares of Series F Convertible Preferred Stock outstanding and held by one shareholder of record.

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

      Holders of our Series D Convertible Preferred Stock are entitled to receive a 7% annual dividend, payable each calendar quarter. We have the option of paying this dividend in cash, or in common stock at the average of the closing bid price for the last ten trading days of the applicable quarter. On April 30, 2004, we declared a total of 224,386 shares of our common stock as payment of dividends through that date, and on June 20, 2005 we issued a total of 825,552 shares of our common stock as payment of dividends through March 31, 2005.

      Holders of our Series F Convertible Preferred Stock are entitled to receive a dividend each fiscal quarter equal to 1.75 shares of our common stock for each share of Series F Convertible Preferred Stock. We have the option of paying this dividend in cash based on the closing bid price of our common stock for the last ten trading days of the applicable quarter. On April 30, 2004, we declared a total of 164,500 shares of our common stock as payment of dividends through that date, and on June 20, 2005 we issued a total of 164,500 shares of our common stock as payment of dividends through June 30, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

2000 Stock Compensation Program

      In December 1999, our Board of Directors approved the 2000 Stock Compensation Program (the "2000 Plan"), as amended. A total of 440,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21,
2003) of common stock are reserved for issuance under the 2000 Plan, all of which have been issued. The 2000 Plan terminated automatically in December of 2004

2003 Omnibus Securities Plan

      On February 28, 2003, our Board of Directors approved the Anza Capital, Inc. 2003 Omnibus Securities Plan, which was approved by our shareholders on April 11, 2003. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 750,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. On May 4, 2004, pursuant to this provision, our Board of Directors increased the number of shares available under the plan by 936,746 shares. During the fiscal year ended April 30, 2004, we issued 400,000 shares under the plan, and subsequent to the year-end 260,000 of the shares were returned. As of the date of this Annual Report, there are 796,746 shares available for issuance under the plan.

      As of April 30, 2005, the plan information for both the 2000 Stock Compensation Program and the 2003 Omnibus Securities Plan is as follows:

----------------------------- ------------------------- -------------------------- --------------------------
Plan Category                 Number of Securities to   Weighted-average           Number of securities
                              be issued upon exercise   exercise price of          remaining available for
                              of outstanding options,   outstanding options,       future issuance under
                              warrants and rights       warrants and rights        equity compensation
                                                                                   plans (excluding
                                                                                   securities reflected in
                                                                                   column (a))
                                        (a)                        (b)                        (c)
----------------------------- ------------------------- -------------------------- --------------------------

Equity compensation plans               -0-                        N/A                      796,746
approved by security holders
----------------------------- ------------------------- -------------------------- --------------------------
Equity compensation plans               -0-                        N/A                        -0-
not approved by security
holders
----------------------------- ------------------------- -------------------------- --------------------------
Total                                   -0-                        N/A                      796,746
----------------------------- ------------------------- -------------------------- --------------------------

Recent Sales of Unregistered Securities

      There were no issuances of unregistered securities during the quarter ended April 30, 2005.

ITEM 6 - SELECTED FINANCIAL DATA

Anza Capital, Inc.                                     For the year ended April 30, (in 000's)
                                            -----------------------------------------------------------
                                              2005         2004         2003        2002         2001
                                            --------     --------     --------    --------     --------
Statement of Operations Data:
-----------------------------

Total revenues                              $ 50,289       63,059       57,843      26,273       10,991
Total cost of revenue                         37,047       48,485       43,208      17,701        7,527
                                            --------     --------     --------    --------     --------
Gross profit                                  13,242       14,574       14,635       8,572        3,463

Total operating expenses                      16,639       15,681       13,718       8,890        9,858
                                            --------     --------     --------    --------     --------
Operating income (loss)                       (3,397)      (1,106)         916        (318)      (6,394)

Income (loss) from continuing operations      (3,528)      (1,183)         736        (454)      (6,573)

Net income (loss)                             (3,580)      (1,122)         902        (442)      (6,573)

Net income (loss) per common share from        (0.73)       (0.24)        0.27       (0.25)       (0.31)
  continuing operations

Net income (loss) per basic common share       (0.73)       (0.23)        0.32       (0.24)       (0.31)


Balance Sheet Data:
-------------------

Current assets                              $  9,546        7,903       12,871       3,236        1,080
Total assets                                   9,777        8,269       13,343       3,775        1,607

Current liabilities                           10,510        7,796       11,412       2,921        1,455
Total liabilities                             10,510        7,796       11,412       3,330        2,791
Total stockholders' equity (deficit)            (732)         473        1,931         445       (1,184)

Total dividends per common share                  --           --           --          --           --


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

      We are a holding company that currently operates primarily through one active subsidiary.

      o American Residential Funding, Inc., a Nevada Corporation (AMRES) provides home financing through the brokerage of residential home loans.

Inactive Subsidiaries

      o Titus Real Estate LLC, a California limited liability company (Titus Real Estate) is currently non-operational.

      o Bravo Realty.com, a Nevada Corporation (Bravo), was a real estate sales company focused solely in California. Bravo Real Estate Services, Inc. (Bravo Real Estate Network) and Bravo Realty.com were sold in April 2005.

Discontinued Operations

      o AMRES Direct, Inc., formerly Red Carpet Holdings, Inc., was activated in 2004 to focus on direct-to-consumer marketing. The Company has not generated revenue and has incurred minimal expenses.

      o Expidoc.Com, a California Corporation (Expidoc) arranged for notaries to provide document signing services for lenders across the country. Effective January 31, 2004, we suspended operations at Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc's largest customer (Ditech.com) ceased using Expidoc as a third party provider of notary services.

Continuing Operations

AMRES

      As shown below, AMRES has consistently generated the majority of our consolidated revenues. The industry in which AMRES operates is very competitive, and is dependent on a favorable interest-rate environment. Increases in interest rates can have a slowing effect on the number of new and refinance loans.

                     Percentage of Total Revenues by Service

                            % YTD Revenue      % YTD Revenue      % YTD Revenue
                            April 30, 2005     April 30, 2004     April 30, 2003
                            --------------     --------------     --------------
Broker Commissions                97.0%             98.5%             98.4%
Real Estate Services               1.5%              1.0%              1.0%
Sale of Loans                      1.5%              0.5%              0.6%
        Total                    100.0%            100.0%            100.0%

      Brokerage activities are greatly influenced by changes in interest rates and comprise substantially all of the revenues of AMRES. Our production has been consistently between 600-700 loans per month as compared to 800-1000 loans during the prior fiscal year. The decline in production is primarily due to reduction of the number of branches. Our mortgage banking division operated until May 31st, 2005. It generated $745,459 in gain on sale of the loans. The warehouse line of credit was not renewed after May 31st due to our inability to meet the insurance guidelines of our lender, and as a result we shut down the mortgage banking division.

      During the year ended April 30, 2005, we suffered a net loss available to common shareholders of $3,579,642 compared to a net loss available to common shareholders of $1,122,663 during the year ended April 30, 2004. The losses were results of decreased production and lower earnings per loan. Furthermore, we recorded $900,000 in consulting fees for services related to a listing on the Pink Sheets for our AMRES subsidiary. The consultants were issued 15,000,000 shares of common stock to facilitate the transaction and the Company concurrently sold 3,000,000 shares at $0.01 per share. Therefore, the Company valued the shares issued to the consultants and the concurrent nominal investment at $0.05 per share.

      We have slowed down the number of new branch additions due to an increase in quality standards, minimum volume requirements, and State preferences. At April 30, 2005, our branch count is approximately 60 down from approximately 121 at April 30, 2004. We continue to monitor all of our branches for "probation" and possible termination to continually ensure that we are focusing our resources on the most productive branches. AMRES has been fortunate to lure loan production officers from our competitors. As the mortgage industry contracts, AMRES will attempt to attract additional branches, production and staff from other firms in the industry. While our net worth does not allow any major acquisition efforts, we have made various contacts in our industry soliciting referrals of new business.

      Our production count has been consistent during the fiscal year. We have reduced our operating expenses by as much as 25%. However, our banking division is discontinued, and thus AMRES will be acting only as a broker. We will set our operating budget to our revenues so we can recover from the losses. Furthermore, in an attempt to increase revenue, AMRES is establishing various business initiatives:

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

Valuation of Long-Lived and Intangible Assets

      The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. During the year ended April 30, 2004, we recorded impairments of Expidoc's goodwill in the amount of $175,247 because the business was discontinued and management does not believe there is a significant residual or terminal value to the entity.

Income Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the years ended April 30, 2005 and 2004, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED APRIL 30, 2005 COMPARED TO THE TWELVE MONTHS ENDED APRIL 30, 2004

Introduction

      We have incurred significant non-cash expenses for the years ending April 30, 2005 and April 30, 2004 of $1,650,207 and $195,247. In April 30, 2005, the
non-cash expenses related to getting our AMRES subsidiary listed on the Pink Sheets and in April 30, 2004, non-cash was a permanent impairment of goodwill during the year of $195,247. In addition, we continue to incur costs and expenses relating to contingencies for on-going legal claims and have accrued approximately $750,000 in legal matters.

                      Year Ended April    Year Ended April
                          30, 2005           30, 2004         Dollar Change      %Change
                        ------------       ------------       ------------       -------
Revenues                $ 50,289,432       $ 63,059,520       $(12,770,088)      (20.25%)
Gross Profit %                 26.33%              23.1%               N/A         3.23%
G&A Expenses              11,804,047         12,863,232         (1,059,185)       (8.23%)
Selling and Marketing      2,445,404          2,201,119            244,285        11.10%
Discontinued
Operations                        --             60,913            (60,913)      (100.00%)
Net Income (Loss)
 Available to Common
 Shareholders             (3,579,642)        (1,122,663)        (2,456,979)      218.85%

Revenues

      Revenues decreased by $12,770,088 or (20.25)% for the year ended April 30, 2005, compared to the year ended April 30, 2004. The decrease in revenues is directly related to decrease in loan production and elimination of several branch offices of AMRES. Management has taken measures to reduce costs and increase production while maintaining quality branches.

Costs of Revenues

      Costs of revenues are comprised of salaries to employees along with commissions. Commissions are paid on loans funded. Other costs include other various loan related expenses, such as referral fees, processing fees, underwriter fees, and other miscellaneous fees related to brokered revenues. Costs of revenues decreased by $11,437,662 or 23.59%, for the year ended April 30, 2005, to $37,047,370 from $48,485,032 for the year ended April 30, 2004.

      Consolidated gross profit decreased by $1,332,427, or 9.1% for the year ended April 30, 2005 to $13,242,061 from $14,574,488 for the year ended April 30, 2004. As a percentage of revenue, the gross profit increased by approximately 3.23%. The decrease is attributable to the decline in loan production and the profitability of the loans. AMRES has reduced the fees collected on each loan funded by the independent branches to be competitive. Ultimately the commissions paid to a loan officer or branch manager is more, increasing commission expense which is a direct cost of the loan and reducing the gross profit.

General and Administrative Expenses

      General and administrative expenses totaled $11,804,047 for the year ended April 30, 2005, compared to $12,863,232 for the year ended April 30, 2004. This decrease of $1,059,185 can be directly attributed to the cost reduction measures implemented by management.

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

Selling and Marketing Expense

      Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the year ended April 30, 2005 amounted to $2,445,404 compared to $2,201,119 in the comparative prior year. The increase from the prior year is due to the attempt of management to increase production to replace the lost production from terminated branches. Furthermore, the industry has competition and we needed to increase marketing efforts to attract good borrowers.

Consulting Expenses

      We have recorded $1,643,207 in consulting fees for the value of stocks issued to consultants acting as advisors in getting our AMRES subsidiary listed on the Pink sheets. All other payments to consultants are for tax and business matters.

Goodwill Impairment

      During the twelve months ended April 30, 2005, we did not record an impairment charge compared to April 2004 in the amount of $195,247 ($175,247 relating to Expidoc and $20,000 relating to Titus). Effective January 31, 2004, all operations at Expidoc have been discontinued, and thus, an impairment charge for all remaining goodwill has been recorded. Similarly, we have recorded an impairment charge for all remaining goodwill of Titus as we believe sufficient time has passed without any activity in terms of parties interested in purchasing Titus in its current state. As of April 30, 2004, all goodwill related to either Titus or Expidoc is considered by management to be impaired and thus has been written down to zero in the consolidated financial statements. Therefore, there are no impairments in the current year.

Interest Expense

      Interest expense was $252,415 for the year ended April 30, 2005, compared to $37,155 for the year ended April 30, 2004. In the current year, interest expense is primarily related to interest paid on our warehouse line of credit. The warehouse line of credit was terminated on May 31, 2005. In prior years, our banking division was not fully operational so there were only a few loans funded through our warehouse line of credit, therefore our interest paid on the line was very low. Interest expense in the prior year included interest paid on the notes payable as of April 30, 2004.

Income Taxes

      Our income taxes have not been material during the periods presented because of the current losses and utilization of ANZA's net operating loss carry-forwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2003, 2004, and 2005. The Company has no significant current or deferred income tax expense during the periods presented.

Net Loss Available to Common Shareholders

      We incurred a net loss available to common shareholders for the year ended April 30, 2005 in the amount of $3,579,642, or $(0.73) per share compared with a net loss available to common shareholders of $1,122,663 $(0.23) per share for the year ended April 30, 2004. The loss experienced during the year ended April 30, 2005 is mostly due to the provision for contingent liabilities related to ongoing lawsuits in the amount of $740,178, increases in general and administrative as discussed above, and equity issuance costs paid to consultants in the amount of $1,643,207.

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

Income from Discontinued Operations

      The Company did not to incur any costs involving any discontinued operations for the year ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Twelve Months Ended April 30, 2005 Compared to the Twelve Months Ended April 30, 2004

      Our cash balance is just over $1.3 million on hand as of April 30, 2005. Net cash used in operating activities was $3,374,672 for the twelve months ended April 30, 2005, compared to $3,744,043 of cash provided by operating activities for the twelve months ended April 30, 2004. For the twelve months ended April 30, 2005, we recorded a net loss available to common shareholders of $3,579,642 compared to a net loss available to common shareholders of $1,122,663 for the twelve months ended April 30, 2004. In both periods, changes in our loans held for sale was the primary contributor to the net cash provided by or used in operating activities ($2,236,039 used by increase in our loans held for sale in the current year compared to $3,950,712 provided by decreases in our loans held for sale in the prior year). In addition, for the current twelve months, a decrease in commissions and accounts receivable in the amount of $793,574 and an increase in accrued liabilities in the amount of $669,749 were contributors to the cash provided by operating activities. In the prior period, other contributors to the cash provided by operating activities was a decrease in commissions and accounts receivable in the amount of $484,509 and a decrease in prepaid and other current assets of $56,850.

      Net cash used in investing activities was $8,181 and $349,890 for the twelve months ended April 30, 2005 and 2004, respectively. For the twelve months ended April 30, 2005, net cash used in investing activities relates to the purchase of equipment in the amount of $8,181. For the prior period, net cash used in investing activities related primarily to purchases of equipment in the amount of $126,023 and issuance of note receivable for $200,000. The increase in equipment in both years was directly related to the increased need for updated equipment. We upgraded our computers and related equipment and purchased software that is used in the mortgage banking operations.

      Net cash provided by financing activities was $2,495,168 for the twelve months ended April 30, 2005, compared to net cash used in financing activities in the amount of $3,945,287 for the twelve months ended April 30, 2004. The most significant contributor to the cash used or provided in financing activities during both periods relates primarily to advances and repayments on our warehouse line of credit in the amount of $2,171,433 in advances during the current year compared to net repayments of $3,907,344 for the twelve months ended April 30, 2004. The warehouse line of credit is secured by first and second trust deed mortgages.

Interest Rates

      We are vulnerable to increases in interest rates. Our business over the past two years has increased due to mortgage refinancing which resulted from declining interest rates. Purchases , despite increasing values of real estate have been consistent because of different loan programs that qualifies many home buyers. The sub-prime lending market is less vulnerable to increases in interest rates, because interest rates charges to these borrowers is significantly higher and less volatile to changes in interest rates. Significant increases in interest rates could have an adverse impact on our financial condition, results of operations and cash flows.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                               Anza Capital, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2005 and 2004                    F-1

Consolidated Statements of Operations for the years ended
      April 30, 2005, 2004, and 2003                                         F-2

Consolidated Statements of Stockholders' Equity (Deficit) for the
      years ended April 30, 2005, 2004, and 2003                             F-4

Consolidated Statements of Cash Flows for the years ended
      April 30, 2005, 2004, and 2003                                        F-10

Notes to the Consolidated Financial Statements                      F-13 to F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Anza Capital, Inc. and subsidiaries
Costa Mesa, California

We have audited the consolidated balance sheets of Anza Capital, Inc. and subsidiaries (collectively, the "Company") as of April 30, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anza Capital, Inc. and subsidiaries as of April 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and has a working capital deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


/s/ Singer Lewak Greenbaum & Goldstein LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 29, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Anza Capital, Inc.

We have audited the accompanying consolidated balance sheet of Anza Capital, Inc. and subsidiaries (collectively, "ANZA") as of April 30, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended April 30, 2004. These consolidated financial statements are the responsibility of ANZA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anza Capital, Inc. and subsidiaries as of April 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses from operations in fiscal 2004, and at April 30, 2004 the Company has an accumulated deficit and limited working capital. In the event losses continue, the Company may require additional working capital for which it currently has no commitments. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2 of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon, Wilson & Morgan LLP

Irvine, California
August 11, 2004

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               April 30, 2005    April 30, 2004
                                                                                ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents (Note 2)                                         $  1,316,840      $  2,204,525
     Commissions and accounts receivable                                           1,234,658         2,028,232
     Marketable securities, subject to rescission                                  1,090,000                --
     Loans held for sale, net (Note 3)                                             5,886,950         3,650,911
     Prepaids and other current assets                                                18,102            19,898
                                                                                ------------      ------------
Total current assets                                                               9,546,550         7,903,566

Property and equipment, net (Note 4)                                                 183,792           244,152
Other assets                                                                          47,334           121,744
                                                                                ------------      ------------
Total assets                                                                    $  9,777,676      $  8,269,462
                                                                                ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Warehouse line of credit (Notes 6 and 14)                                  $  5,778,298      $  3,606,866
     Accounts payable                                                                 80,845           215,151
     Accrued liabilities (Note 7)                                                  1,593,562           980,465
     Unsecured line of credit                                                         75,000                --
     Commissions payable                                                           2,091,129         2,919,264
     Other current liabilities                                                        26,918            74,535
     Convertible notes payable, net of discount of $51,141 (Note 9)                   56,094                --
     Redeemable securities, net of discount of $281,322                              808,678                --
                                                                                ------------      ------------
Total current liabilities                                                       $ 10,510,524      $  7,796,281
                                                                                ------------      ------------

Minority interest of consolidated subsidiary                                              --                --

Stockholders' equity (deficit) (Note 10): Preferred stock, 2,500,000 shares authorized:
     Series D convertible preferred stock, no par value; liquidation value of
       $126.81 per share; 15,000 shares authorized; 8,201.5
       shares outstanding as of April 30, 2005 and 2004 respectively               1,040,222         1,040,222
     Series F convertible preferred stock, no par value; liquidation value of
       $16.675 per share; 25,000 shares authorized; 18,800
       shares issued and outstanding as of April 30, 2005 and 2004,
       Respectively                                                                  313,490           313,490
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,486,398 and
     9,007,460 shares issued at April 30, 2005 and 2004, respectively, and
     6,315,998 and 4,869,896 shares outstanding as of April 30, 2005
     and 2004, respectively                                                            6,316             4,870
Additional paid-in capital                                                        16,022,441        13,650,274
Accumulated deficit                                                              (18,115,317)      (14,535,675)
                                                                                ------------      ------------
Total stockholders' equity (deficit)                                                (732,848)          473,181
                                                                                ------------      ------------

Total liabilities and stockholders' equity (deficit)                            $  9,777,676      $  8,269,462
                                                                                ============      ============

        See accompanying notes to these consolidated financial statements

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended
                                                             ---------------------------------------------------------
                                                             April 30, 2005       April 30, 2004       April 30, 2003
                                                             ---------------      ---------------      ---------------
Revenues:
          Brokerage                                          $    48,772,625      $    62,142,504      $    56,918,172
          Sales of loans, net                                        745,459              319,114              336,784
          Real estate services and other                             771,348              597,902              588,562
                                                             ---------------      ---------------      ---------------
                                                                  50,289,432           63,059,520           57,843,518
                                                             ---------------      ---------------      ---------------

Cost of revenues:
          Brokerage                                               36,382,604           47,933,581           42,698,822
          Real estate services and other                             664,766              551,451              509,594
                                                             ---------------      ---------------      ---------------
                                                                  37,047,370           48,485,032           43,208,416
                                                             ---------------      ---------------      ---------------

                                                             ---------------      ---------------      ---------------
Gross profit                                                      13,242,062           14,574,488           14,635,102
                                                             ---------------      ---------------      ---------------

Operating expenses:
          General and administrative                              11,804,047           12,863,232           10,486,962
          Stock-based compensation and consulting fees             1,650,207                   --                   --
          Selling and marketing                                    2,445,404            2,201,119            2,859,830
          Provision for litigation losses                            740,178              421,800              300,000
          Non-recurring settlement expenses, net                          --                   --              (78,543)
          Impairment of goodwill                                          --              195,247              150,000
                                                             ---------------      ---------------      ---------------
                                                                  16,639,836           15,681,398           13,718,249
                                                             ---------------      ---------------      ---------------

Operating income (loss)                                           (3,397,774)          (1,106,910)             916,853

Other income (expense)
Interest expense                                                    (252,415)             (37,155)            (146,572)
Other income (expense), net                                          122,052              (39,511)             (33,889)
                                                             ---------------      ---------------      ---------------
Income (loss) from continuing operations                     $    (3,528,137)     $    (1,183,576)     $       736,392
                                                             ---------------      ---------------      ---------------

Income from discontinued operations                          $            --      $        60,913      $       166,000
                                                             ---------------      ---------------      ---------------
Net income (loss), before minority interest in losses of
  consolidated subsidiary                                    $    (3,528,137)     $    (1,122,663)     $       902,392
                                                             ===============      ===============      ===============
Minority interest in losses of consolidated subsidiary                75,245                   --                   --
                                                             ---------------      ---------------      ---------------
Net income (loss)                                                 (3,452,892)          (1,122,663)             902,392
Preferred stock dividends                                           (126,750)                  --                   --
                                                             ---------------      ---------------      ---------------
Net income (loss) available to common shareholders           $    (3,579,642)     $    (1,122,663)     $       902,392
                                                             ===============      ===============      ===============

Earnings (loss) per common share:
 Basic:
 Weighted average number of common shares                          4,885,038            4,866,681            2,777,656
 Net income (loss) per common share from continuing
   operations                                                $          (.73)     $         (0.24)     $          0.27

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (CON'T)

                                                                                  Year Ended
                                                             ---------------------------------------------------------
                                                             April 30, 2005       April 30, 2004       April 30, 2003
                                                             ---------------      ---------------      ---------------
 Net income (loss) per common share from discontinued
operations                                                   $            --      $          0.01      $          0.05
                                                             ---------------      ---------------      ---------------
 Net income (loss) per basic common share                    $          (.73)     $         (0.23)     $          0.32
                                                             ===============      ===============      ===============

Diluted:
 Weighted average number of common shares                          4,885,038            4,866,681            6,132,434
 Net income (loss) per common share from  continuing
operations                                                   $          (.73)     $         (0.24)     $          0.12
 Net income per common share from discontinued operations    $            --      $          0.01      $          0.03
 Net income (loss) per diluted common share                  $          (.73)     $         (0.23)     $          0.15
                                                             ===============      ===============      ===============

        See accompanying notes to these consolidated financial statements

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED APRIL 30, 2003, 2004, AND 2005

                                                            A Preferred               C Preferred              D Preferred
                                                      -----------------------   -----------------------   -----------------------
                                                        Shares       Amount       Shares       Amount       Shares       Amount
                                                      ----------   ----------   ----------   ----------   ----------   ----------

Balances, April 30, 2002                                 486,820   $  243,410       17,459   $1,745,900           --   $       --
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Shares issued for contract buyout

Shares issued as payment on loan payable

Shares issued to consultants

Shares issued as part of Global Settlement

Value of beneficial conversion feature on AMRES holding note

Issuance of Series A convertible preferred

Repurchase of Series A convertible preferred             (52,266)     (26,132)

Amortization of deferred stock compensation

Conversion of Series C convertible preferred                                        (1,056)    (105,600)

Restructuring of Series A convertible preferred
into Series E convertible preferred                     (434,554)    (217,278)

Restructuring of Series C convertible preferred
into Series D convertible preferred                                                (16,403)  (1,640,300)     8,201.5    1,040,222

Value of warrants granted in connection with debt

Net Loss

                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances, April 30, 2003                                      --           --           --           --      8,201.5    1,040,222
                                                      ==========   ==========   ==========   ==========   ==========   ==========

Shares issued to employees and directors

Shares issued to consultants

Amortization of deferred compensation

Conversion of Series C convertible preferred

Repurchase of Series A convertible preferred

Restructuring of Series A convertible preferred into Series E convertible preferred

Restructuring of Series C convertible preferred into Series D convertible preferred

Value of warrants ascribed to Series D
convertible preferred

Restructuring of AMRES holding note

Issuance of Laguna settlement shares

Cancellation of Laguna warrants

Net income

                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances, April 30, 2004                                      --           --           --           --      8,201.5   $1,040,222
                                                      ==========   ==========   ==========   ==========   ==========   ==========

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2003, 2004 AND 2005 (CON'T)

                                                            A Preferred               C Preferred              D Preferred
                                                      -----------------------   -----------------------   -----------------------
                                                        Shares       Amount       Shares       Amount       Shares       Amount
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Dividends - Series D convertible preferred

Dividends - Series F convertible preferred

Issuance of dividends shares declared in 2004 -
Series D

Issuance of dividends shares declared in 2004 -
Series F

Issuance of common  stock as consulting expense

Issuance of AMRES shares to consultants

Reclassification of minority interest portion of AMRES equity from the issuance of shares to minority interests

Issuance of stock for cash

Issuance of stock as compensation expense

Issuance of warrants with Series G preferred stock

Issuance of warrants as consulting expense

Issuance of warrants with convertible debt

Beneficial conversion feature on convertible debts

Beneficial conversion feature on issuance of Series G preferred stock

Conversion of AMRES debt to equity, net gain of
$110,398

Net loss attributable to common shareholders

                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances as of April 30, 2005                                 --           --           --           --      8,201.5   $1,040,222
                                                      ==========   ==========   ==========   ==========   ==========   ==========


        See accompanying notes to these consolidated financial statements

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2003, 2004 AND 2005 (CON'T)

                                                            E Preferred                F Preferred             Common Stock
                                                      -----------------------   -----------------------   -----------------------
                                                        Shares       Amount       Shares       Amount       Shares       Amount
                                                      ----------   ----------   ----------   ----------   ----------   ----------

Balances, April 30, 2002                                      --   $       --           --   $       --    2,066,970   $    2,067
                                                      ----------   ----------   ----------   ----------   ----------   ----------

Shares issued for employees and directors                                                                    199,000          199

Shares issued as payment on loan payable

Shares issued to consultants                                                                                 152,500          153

Shares issued as part of Global Settlement

Value of beneficial conversion feature on AMRES holding note

Restructuring of Series A convertible
preferred into Series E convertible preferred            217,278      217,278

Repurchase of Series A convertible preferred and distribution of dividends

Restructuring of Series C convertible
preferred into Series D convertible preferred                                                              1,675,000        1,675

Conversion of Series C convertible preferred                                                                 286,426          286

Shares issued in settlement with consultant

Restructuring of AMRES holding note                                                 18,800      313,490      300,000          300

Issuance of Laguna settlement shares                                                                         150,000          150
Cancellation of Laguna warrants
Net income

                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances, April 30, 2003                                 217,278      217,278       18,800      313,490    4,829,896        4,830
                                                      ==========   ==========   ==========   ==========   ==========   ==========

Shares issued to employees and directors

Repurchase of Series E convertible preferred             (92,278)     (92,278)

Shares Issued to Consultant                                                                                   40,000           40

Conversion of Series C convertible preferred

Liquidation of Series E convertible preferred
through exchange of interest on secured notes
receivable                                              (125,000)    (125,000)

Restructuring of Series A convertible
preferred into Series E convertible preferred

Restructuring of Series C convertible
preferred into Series D convertible preferred

Value of warrants ascribed to Series D
convertible preferred

Restructuring of AMRES holding note

Issuance of Laguna settlement shares
Cancellation of Laguna warrants
Net income

                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances, April 30, 2004                                      --           --       18,800      313,490    4,869,896        4,870
                                                      ==========   ==========   ==========   ==========   ==========   ==========

Dividends - Series D convertible preferred                                                                   825,552          825

Dividends - Series F convertible preferred                                                                   131,600          132

Issuance of dividend shares declared in 2004 -
Series D                                                                                                     224,386          224

Issuance of dividend shares declared in 2004
-  Series F                                                                                                  164,500          165

Issuance of common stock as consulting expense                                                               100,000          100

Issuance of AMRES shares to consultants

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2003, 2004 AND 2005 (CON'T)

                                                            E Preferred                F Preferred             Common Stock
                                                      -----------------------   -----------------------   -----------------------
                                                        Shares       Amount       Shares       Amount       Shares       Amount
                                                      ----------   ----------   ----------   ----------   ----------   ----------

Reclassification of minority interest portion of AMRES equity from the issuance of shares to minority interests

Issuance of stock for cash

Issuance of stock as compensation expense

Issuance of warrants with Series G preferred stock

Issuance of warrants as consulting expense

Issuance of warrants with convertible debt

Beneficial conversion feature on convertible debt

Beneficial conversion feature on issuance of Series G preferred stock

Conversion of AMRES debt to equity, net gain of $110,398

Net loss attributable to common shareholders
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances as of April 30, 2005                                 --           --       18,800      313,490    6,315,934        6,316
                                                      ==========   ==========   ==========   ==========   ==========   ==========

        See accompanying notes to these consolidated financial statements

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2003, 2004 AND 2005 (CON'T)

                                                  Additional
                                                    Paid-in      Deferred       Accumulated
                                                    Capital     Compensation      Deficit          Total
                                                 ------------   ------------    ------------    ------------

Balances, April 30, 2002                         $ 12,321,894   $    (57,958)   $(13,810,145)   $    445,168
                                                 ------------   ------------    ------------    ------------

Shares issued to employees and directors               84,131                                         84,330

Shares issued to consultants                           85,247                                         85,400

Amortization of deferred compensation                                 57,958                          57,958

Conversion of Series C convertible preferred          122,664                        (17,050)            300

Repurchase of Series A convertible preferred                                         (21,995)        (48,127)

Restructuring of Series A preferred into
Series E convertible preferred                                                                            --

Restructuring of Series C preferred into
Series D convertible preferred                        902,825                       (337,125)        (32,703)

Value of warrants ascribed to Series D
convertible preferred                                  39,346                                         39,346

Restructuring of AMRES holding note                   161,700                                        475,490

Issuance of Laguna settlement shares                   53,850                                         54,000

Cancellation of Laguna warrants                      (132,543)                                      (132,543)

Net income                                                                           902,392         902,392

Value of warrants granted in connection with debt

Net loss

                                                 ------------   ------------    ------------    ------------
Balances, April 30, 2003                           13,639,114             --     (13,283,923)      1,931,011
                                                 ============   ============    ============    ============

Repurchase of Series E convertible preferred                                                         (92,278)

Shares Issued to Consultant                            11,160                                         11,200

Dividends - Series E convertible preferred                                           (20,201)        (20,201)

Dividends - Series F convertible preferred                                          (108,888)       (108,888)

Liquidation of Series E convertible
preferred through exchange of interest on
secured notes receivable                                                                            (125,000)

Net loss                                                                          (1,122,663)     (1,122,663)
                                                 ------------   ------------    ------------    ------------
Balances, April 30, 2004                           13,650,274                    (14,535,675)        473,181
                                                 ============   ============    ============    ============

Dividends - Series D convertible preferred             71,978                        (72,803)             --

Dividends -  Series F convertible preferred            12,600                        (12,732)             --

Issuance of dividend shares declared in
2004-Series D                                          62,604                                         62,828

Issuance of dividend shares declared in
2004-Series F                                          45,895                                         46,060

Issuance of common stock  as consulting
expense                                               703,780                                        703,780

Issuance of AMRES shares to consultants               900,000                                        900,000

Reclassification of minority interest
portion of AMRES equity from the issuance of
shares to minority interests                          (75,245)                                       (75,245)

Issuance of stock for cash                             19,500                                         19,500

Issuance of stock as compensation expense               7,000                                          7,000

Issuance of warrants with Series G preferred
stock                                                  96,718                        (12,374)         84,344

Issuance of warrants as consulting expense             39,427                                         39,427

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2003, 2004 AND 2005 (CON'T)

                                                  Additional
                                                    Paid-in      Deferred       Accumulated
                                                    Capital     Compensation      Deficit          Total
                                                 ------------   ------------    ------------    ------------

Issuance of warrants with convertible debt             10,175                                         10,175

Beneficial conversion feature on convertible
debt                                                  240,412                                        240,412

Beneficial conversion feature on issuance of
Series G preferred stock                              225,821                        (28,841)        196,980

Conversion of AMRES debt to equity, net gain
of $110,398                                            11,602                                         11,602

Net Loss attributable to common shareholders                                      (3,452,892)     (3,452,892)

                                                 ------------   ------------    ------------    ------------
Balances as of April 30, 2005                    $ 16,022,441                   $(18,115,317)   $   (732,848)
                                                 ============   ============    ============    ============

       See accompanying notes to these consolidated financial statements.

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Twelve Months       Twelve Months       Twelve Months
                                                                Ended              Ended               Ended
                                                           April 30, 2005      April 30, 2004      April 30, 2003
                                                           --------------      --------------      --------------
Cash flows from operating activities:

     Net income (loss) available to common shareholders    $   (3,579,642)     $   (1,122,663)     $      902,392

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Stock-based consulting fees                               1,643,207                  --                  --

      Stock-based compensation                                      7,000              11,200             169,730

      Provision for losses on brokered loans                           --                  --             300,000

      Loss on disposal of assets                                       --              45,409                  --

      Impairment of goodwill                                           --             195,247             150,000

      Gain on settlement of obligations                                --                  --             (78,543)

      Gain on conversion of AMRES notes payable                  (110,398)                 --                  --

     Depreciation                                                  68,541              90,185              48,054

      Minority interest in losses of consolidated
       subsidiary                                                 (75,245)                 --                  --

      Amortization of discounts on convertible
       notes payable                                              189,272                  --              30,726

      Amortization of deferred stock compensation                      --                  --              57,958

      Interest and beneficial conversion related
       charges                                                    136,926                  --                  --

      Accrued interest and accretion on notes                       4,620                  --                  --

Changes in Assets/Liabilities

     Increase (decrease) in other current
       liabilities                                                     --             (75,601)             49,367

     Increase (decrease) in commissions payable                  (828,136)            231,753           1,478,072

     Increase in accrued liabilities                              669,749             339,242              80,000

     Increase in accrued interest expense                              --                  --              58,552

     Decrease in other current assets                              74,410                  --              80,417

     Decrease (increase) in prepaid and other
       current assets                                               1,796              56,850             (26,560)

     Decrease (increase) in loans held for sale,
       net                                                     (2,236,039)          3,950,712          (6,531,923)

     Decrease (increase) in commissions and
       accounts receivable                                        793,574             484,509          (1,184,282)

     (Decrease) increase in accounts payable                     (134,307)           (462,800)            453,190
                                                           --------------      --------------      --------------

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)

                                                           Twelve Months       Twelve Months       Twelve Months
                                                                Ended              Ended               Ended
                                                           April 30, 2005      April 30, 2004      April 30, 2003
                                                           --------------      --------------      --------------
     Net cash provided by (used in) operating
      activities                                               (3,374,672)          3,744,043          (3,962,850)
                                                           --------------      --------------      --------------

Cash flows from investing activities:

     Acquisitions of property and equipment                        (8,181)           (126,023)           (187,668)

     Issuance of secured note receivable                               --            (200,000)                 --

     Proceeds from sale of portion of secured
         note receivable                                               --              50,000                  --

     Other assets                                                      --             (73,867)            (22,879)
                                                           --------------      --------------      --------------

     Net cash used in investing activities                         (8,181)           (349,890)           (210,547)
                                                           --------------      --------------      --------------

Cash flows from financing activities:

     Borrowings from (repayments of) unsecured
      line of credit                                               75,000                  --            (200,000)

     (Repayments) advances on warehouse line
      of credit, net                                            2,171,433          (3,907,344)          6,469,333

        Payments on notes payable and capital leases              (78,765)             74,534                  --

        Proceeds from convertible notes payable                   308,000                  --                  --

        Issuance of stocks                                         19,500                  --                  --

        Repurchase of Series E convertible preferred stock             --             (92,278)            (26,133)

        Dividends on Series E convertible preferred stock              --             (20,199)            (21,995)
                                                           --------------      --------------      --------------

     Net cash provided by (used in) financing
      activities                                                2,495,168          (3,945,287)          6,221,205
                                                           --------------      --------------      --------------

Net increase (decrease) in cash and cash equivalents             (887,685)           (551,134)          2,047,808

Cash and cash equivalents at beginning of period                2,204,525           2,755,659             707,851
                                                           --------------      --------------      --------------

Cash and cash equivalents at end of period                 $    1,316,840      $    2,204,525      $    2,755,659
                                                           ==============      ==============      ==============

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)

                                                           Twelve Months       Twelve Months       Twelve Months
                                                                Ended              Ended               Ended
                                                           April 30, 2005      April 30, 2004      April 30, 2003
                                                           --------------      --------------      --------------
Non-cash financing activities:

   Exchange of Series E convertible preferred stock
     for interest in secured note receivable               $           --      $      125,000      $           --
                                                           ==============      ==============      ==============
   Settlement of debt with issuance of common stock        $           --      $           --      $       54,000
                                                           ==============      ==============      ==============
   Conversion of Series C convertible preferred
     stock to common stock                                 $           --      $           --      $      122,950
                                                           ==============      ==============      ==============
   Exchange of Series A convertible preferred stock
     to Series E convertible preferred stock               $           --      $           --      $      217,277
                                                           ==============      ==============      ==============
   Exchange of Series C convertible preferred to
     Series D convertible preferred, common stock
     and accrued dividends                                 $           --      $           --      $      736,596
                                                           ==============      ==============      ==============
   Warrants issued for bridge financing, debt
     conversions, marketable securities, subject to
     rescission                                            $           --      $           --      $           --
                                                           ==============      ==============      ==============
   Conversion of AMRES notes payable to equity             $       11,602      $           --      $           --
                                                           ==============      ==============      ==============

Supplemental cash flow information:
Cash paid for interest                                     $       66,504      $       37,155      $       27,937
                                                           ==============      ==============      ==============
Income taxes were not significant during the periods
presented

        See accompanying notes to these consolidated financial statements

                       ANZA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

ANZA CAPITAL, INC. ("ANZA" or the "Company"), a Nevada corporation, was originally incorporated on August 18, 1988, under the name of Solutions, Inc. Subsequently, its name was changed to Suarro Communications, Inc. on August 16, 1996. On February 12, 1999, May 12, 1999, January 18, 2000, and February 2, 2000, the entity changed its name to e-Net Corporation, e-Net Financial Corporation, e-Net.Com Corporation and e-Net Financial.Com Corporation, respectively. On January 2, 2002, the entity changed its name to Anza Capital, Inc.

On April 12, 2000, ANZA acquired American Residential Funding, Inc. ("AMRES") and Bravo Real Estate, Inc. from EMB Corporation ("EMB"). AMRES is a Nevada corporation organized on March 13, 1998 for the purpose of brokering conventional loans. ANZA is a holding company which operated through these two subsidiaries. Bravo Real Estate, Inc. was exchanged for 100% interest in American Union Escrow on April 20, 2005. AMRES represents 99% of the revenues and 92% of the assets of ANZA.

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

On April 20, 2005, the Company agreed to assign all assets and interests known as Bravo Real Estate Network, BravoRealty.com to the Company's Chief Operating Officer in exchange for certain assets and interests of one of its non-affiliated branch offices. Total assets transferred in the exchange and operations of the interests were immaterial to the company's financial position and its results of operations. Total losses associated with the transfer amounted to approximately $2,800 and have been included in other income (expense) in the accompanying financial statements.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming ANZA will continue as a going concern, which contemplates that assets and liabilities will be settled at amounts in the normal course of business. ANZA incurred a loss from operations during the year ended April 30, 2005 of $3,579,642, had an accumulated deficit of $18,115,317 at April 30, 2005, and working capital deficiency of $732,848. In addition, AMRES is still a defendant in a significant amount of litigation for which the outcome is uncertain. During the year ended April 30, 2005, ANZA settled some of the significant cases and the insurance covered most of the losses. However, because of the claims, the insurance company increased the deductible which caused the loss of the warehouse line of credit and the discontinuance of the mortgage banking operations which has a major impact in the profitability of AMRES. Management has implemented cost control and reduction of personnel costs. Management has also evaluated the branches and has closed a few that were not profitable. In addition, some branches have closed voluntarily. If ANZA continues to experience losses, management will require additional working capital through debt or equity sources. At present, ANZA has no commitments for long-term financing. There are no assurances that management will be successful in its plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ANZA and its subsidiaries, collectively, the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Commissions generated from brokering loans are recognized at the date of close. Notary services related revenue were recognized when the services were performed. Loan origination fees are deferred and recorded upon the sale of loans to third parties without recourse, and whereby ANZA has no continuing involvement.

Loans Held for Sale

Loans held for sale represent mortgage loans originated and held by ANZA, pending sale, to interim and permanent investors. ANZA sells loans it originates, typically within 30 days of origination, rather than holding them for investment. ANZA sells loans to institutional loan buyers under existing contracts. ANZA sells the servicing rights to its loans at the time it sells those loans. Typically, ANZA sells the loans with limited recourse. This means that, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event ANZA is required to repurchase a loan, management will assess the impact of losses, which results from a repurchased loan. To date, no loans have been repurchased which were originated, funded and sold by ANZA; however, the Company has participated in settlements for damages as a result of default loans. The mortgage banking operations have been discontinued as of May 31, 2005 because of the closure of the warehouse line of credit due to ANZA's inability to meet the maximum deductible requirement for the errors and omissions insurance. There is one loan left to be sold and is being re-underwritten.

Gains and losses on loans sold are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds and the basis of the loan sold. Basis in the loans held for sale includes the cost of the loan, less loan and processing fees charged to the borrower, plus certain direct costs. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Management evaluates impairment of loans held for sale based on their estimated fair value. If impairment exists, ANZA records a charge to earnings. During the year ended April 30, 2005, ANZA realized a net gain on the sale of loans of $745,459.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") in September of 2000. SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125 ("SFAS 125"), revising the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, SFAS 140 retains most of SFAS 125's provisions without reconsideration. All sales of loans and servicing rights are legally transferred at the time of sale; therefore, transfer of these assets and liabilities at the time of sale is appropriate. Management reviews reports of 30 day defaults or events of fraud, which could require the Company to reacquire the loans. At April 30, 2005, such amounts for 30 day defaults are not significant.

The FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, that a company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its financial statements. Guarantees by the officer cannot easily be fairly valued because of the related-party nature of the guarantees and significant equity interest in affiliates held by the guarantor.

Cash and Cash Equivalents

ANZA considers all liquid investments with an original maturity of 90 days or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. As of April 30, 2005 and 2004, the Company maintained standby letters of credit, collateralized by the balances of two cash accounts. As of April 30, 2005 and 2004, the Company had $383,463 and $391,864, respectively of restricted cash located in cash on the accompanying consolidated balance sheets. The purpose of the letters of credit is to comply with certain states' bond requirements.

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

Goodwill

Goodwill during the periods presented was not amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". As of January 31, 2004, management suspended all operations relating to Expidoc due to a sudden shift in customer base and the loss of Expidoc's major customer. Thus, an impairment charge in the amount of $175,247 was recorded during the quarter ended January 31, 2004 to write off all unamortized goodwill related to Expidoc. In addition, the Company recorded an impairment charge in the amount of $20,000 to reduce the carrying value of Titus to zero as of January 31, 2004. For the year ended April 30, 2003, the Company recorded an impairment charge of $150,000 relating to goodwill associated with Titus. As of April 30, 2004 and 2005, goodwill amounts are zero.

Advertising Costs

Advertising costs are expensed when the advertising or promotion is published or presented to consumers. Advertising expenses for the years ended April 30, 2005, 2004, and 2003 were $929,245, $1,062,093 and $505,959, respectively.

Gains or Losses from the Extinguishment of Debt

ANZA follows the provisions of SFAS 145. SFAS 145 impacts ANZA only with respect to the rescission of SFAS 4, relating to how gains and losses from the extinguishment of debt are classified. ANZA reports all gains and losses on settlements of debt as components of operating income and losses. During the year ended April 30, 2003, ANZA had a gain on settlement of debt in the amount of $78,543; see Note 8 for additional information.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by ANZA in estimating fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate their fair value. Accounts receivable, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments.

Loans Held for Sale

For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. All loans held for sale, except one, were sold shortly after the year ended April 30, 2005 without any losses recognized, hence the carrying values of these loans approximate the fair value.

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant for the periods presented.

Stock-Based Compensation

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS 123 had been applied. ANZA continues to account for stock-based compensation under APB 25. Stock-based compensation for non-employees is accounted for using the fair value approach consistent with SFAS 123. See below for discussion of Statement of Financial Accounting Standard No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options.

Earnings Per Common Share

ANZA presents basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities, including the Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock, were not included in the computations of loss per share for the twelve months ended April 30, 2005 and 2004 since their effects are anti-dilutive. As of April 30, 2003, dilutive shares related to the Series D preferred amounted to 1,040,222, while dilutive shares relating to the Series F and Series E preferred amounted to 1,880,000 and 434,556, respectively.

Reporting Comprehensive Income

ANZA reports the components of comprehensive income using the income statement approach. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity (deficit) and bypass net income (loss). The provisions of this statement had no impact on the accompanying consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

Management discloses financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. An operating segment is a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. See Note 13 for these disclosures.

Significant Customer Concentration

For the years ended April 30, 2005 and 2004, four investors accounted for one hundred percent of the purchasers of loans held for sale and accounted for one hundred percent of the revenues from the mortgage banking business. One investor purchased approximately 70% and 64% of the funded loans in the year ended April 30, 2005 and 2004 respectively.

Minority Interest in Losses of Consolidated Subsidiary

The Company has recorded the pro-rata share of AMRES' equity owned by the minority interests of $75,245 as of April 30, 2005 as minority interest in consolidated subsidiary, and has recorded the pro-rata allocation of losses of AMRES as "Minority Interest in Losses of Consolidated Subsidiary" on the accompanying consolidated statement of operations. All gains and losses on the sales and issuances of minority shares have been recorded in accordance with Topic 5-H, which requires gain recognition when the sales proceeds exceed the pro-rata book value of the equity transferred. These gains totaled $110,398 as of April 30, 2005.

Recently Issued Accounting Statements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to ANZA for years presented since minimal activity occurred in fiscal 2004 or 2003 and no grants were made to employees during the years ended April 30, 2004 and 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company's implementation of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, "Exchanges of Nonmonetary Assets," ("SFAS 153") an amendment to Accounting Principle Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"). SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact, if any, on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. In March 2005, the SEC announced it will permit companies to delay implementation until the beginning of their next fiscal year, instead of the next reporting period. Management has determined that they will adopt SFAS 123(R) as of the beginning of their next fiscal year, and is currently assessing the impact of this statement on its consolidated financial position and results of operations in 2006. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS 148, which amended SFAS 123 in December 2002, and proforma disclosure of fair value amounts is provided.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

NOTE 3 - LOANS HELD FOR SALE

Loans held for sale as of April 30, 2005 and 2004 consist of 18 and 22 conventional uninsured mortgages originated by the Company, with various interest rates, respectively. Loans outstanding at April 30, 2005 were sold to investors subsequent to April 30, 2005. Details of the loans held for sale as of April 30, 2005 and 2004 are as follows:

                                               April 30, 2005                             April 30, 2004
                                   --------------------------------------     --------------------------------------
                                    Number of    Total Loan     Average       Number of     Total Loan     Average
Loans Range                           Loans        Amount     Interest Rate     Loans         Amount     Interest Rate
                                   ----------    ----------    ----------     ----------    ----------    ----------

$10,000 to $100,000                         4    $  200,620          9.69%            14    $  720,375          8.69%
$100,001 to $200,000                        3       422,774          7.12%             2       312,000          7.00%
$200,001 to $300,000                        2       530,880          3.70%             4     1,129,350          6.19%
$300,001 to $400,000                        1       361,580          1.00%             1       360,500          5.50%

Over $400,000                               8     4,390,340          2.23%             1     1,158,250         13.87%
                                   ----------    ----------    ----------     ----------    ----------    ----------
                                           18     5,906,194                           22     3,680,475
                                   ==========                                 ==========

Deferred fees, net of costs                         (19,244)                                   (29,564)
                                   ----------    ----------    ----------     ----------    ----------    ----------
                                                 $5,886,950                                 $3,650,911
                                                 ==========                                 ==========

These loans were funded and collateralized by the warehouse credit line
(Note 6).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of April 30, 2005 and 2004:

                                                           2005          2004
                                                        ---------     ---------
Equipment                                               $ 320,462     $ 382,961
Furniture and fixtures                                     84,403        51,713
                                                        ---------     ---------
                                                          404,865       434,674
Less: accumulated depreciation                           (221,073)     (190,522)
                                                        ---------     ---------
                                                        $ 183,792     $ 244,152
                                                        =========     =========

During the years ended April 30, 2005, 2004 and 2003, depreciation expense totaled $68,541, $90,185 and $48,054, respectively.

NOTE 5 - GOODWILL

In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", goodwill during the periods presented was not amortized. As of January 31, 2004, management suspended and subsequently discontinued all operations relating to Expidoc due to a sudden shift in customer base and the loss of Expidoc's major customer. An impairment charge of $175,247 was recorded during the year ended April 30, 2004 to write off all unamortized goodwill related to Expidoc. The Company recorded a $150,000 impairment charge recorded related to Titus during the year ended April 30, 2003. In addition, the Company recorded an impairment charge in the amount of $20,000 to reduce the carrying value of Titus to zero as of January 31, 2004. As of April 30, 2005 and 2004, goodwill amounts are zero.

NOTE 6 - WAREHOUSE LINE OF CREDIT

The Company maintained a $10,000,000 warehousing line of credit dated May 20, 2004, which expired on May 31, 2005. The agreement was guaranteed by ANZA and its Chief Executive Officer. In addition, the agreement increased the various ratios and net worth requirements, minimum utilization requirements, and limits the warehouse period from 45 to 60 days depending on the type of loan. The interest rate was adjustable, based upon a published prime rate, plus an additional 0.5% to 2% and was payable monthly. In addition, the Company was required to pay a commitment fee equal to one quarter of 1% (.25%) per annum on the average unused credit limit if the usage of the line falls below 50% of the credit limit on an average basis, calculated monthly. The rate varies depending on the type of loan (conforming or non-conforming) with higher rates on non-conforming loans. The average interest rate charged during the year ended April 30, 2005, under the previous arrangement was 6.50% per annum; the range of interest rates was 5.50% per annum at April 30, 2005 from 5.00% per annum at April 30, 2004. The line of credit was collateralized by the loans held for sale. As of May 31, 2005 the Company lost the warehouse line of credit because AMRES could not get the Error and Omissions coverage with the deductible set by the bank's guidelines. No demand for repayment of the loan has been presented to the Company. The line of credit is classified as a current liability.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

                                                April 30, 2005    April 30, 2004
                                                 ------------      ------------
Accrued loss contingencies                       $    887,052      $    633,500
Accrued salaries and benefits                         352,721           161,610
Accrued professional fees                             312,500            61,557
Accrued dividends                                          --           108,888
Accrued interest                                       41,289            14,910
                                                 ------------      ------------
                                                 $  1,593,562      $    980,465
                                                 ============      ============

NOTE 8 - CONVERTIBLE NOTES PAYABLE

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

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of ANZA's common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement which was calculated at $0.40 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the year ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543.

NOTE 9 - ISSUANCE OF CONVERTIBLE NOTES AND WARRANTS BY A SUBSIDIARY

On October 11, 2004, the Company issued a secured convertible note payable totaling $125,000 to AMRES Holding, LLC, a related party partially owned and controlled by the Company's Chief Executive Officer. The note is secured by substantially all of AMRES' assets. Interest on this note is payable quarterly beginning on January 1, 2005 at 12% per annum, and the note matures on October 11, 2006. The note is convertible into the Company's common stock at 75% of the average closing bid price for the five days preceding the date of the conversion notice. As additional consideration, the Company issued a warrant to AMRES Holding, LLC to purchase 250,000 shares of the Company's common stock at $0.10 per share. The warrant is exercisable at any time between the closing date and a date which is five years from the closing date. The Company allocated the proceeds of the note to the note and warrants based on their relative fair values, resulting in a discount related to the warrant of $10,175. The discount is being amortized over the life of the note. As the conversion feature of the note at the time of issuance was beneficial to the holder, the Company recorded a discount on the note of $57,413. The discount is being amortized over the term of the note as interest expense. During the year ended April 30, 2005, the Company repaid $78,765 of the original $125,000 borrowed. As of April 30, 2005, the outstanding balance on this note was $46,235, and the unamortized discount was $17,185.

On January 7, 2005, the Company issued a convertible note payable to a private investor totaling $100,000. The Company received proceeds, net of all costs and fees, in the amount of $86,000. Interest on this note is payable monthly at 8% per annum, and the note matures on June 15, 2005. The note is convertible into shares of AMRES common stock at 50% of the bid price of AMRES common stock as reported on the Pink Sheet Market for the three trading days immediately preceding the date of the conversion notice. As the conversion feature of the note at the time of issuance was beneficial to the holder, the Company recorded a discount on the note of $100,000. The discount is being amortized over the term of the note as interest expense. During the year ended April 30, 2005, this convertible note payable was converted into 10,000,000 shares of AMRES common stock. The unamortized discount of $37,634 at the time of the conversion was immediately charged to interest expense.

On January 18, 2005, the Company issued a convertible note payable to a private investor totaling $55,000. The Company received proceeds, net of all costs and fees, in the amount of $47,980. Interest on this note is payable monthly at 10% per annum, and the note matures on June 15, 2005. The note is convertible into shares of AMRES common stock at 50% of the bid price of AMRES common stock as reported on the Pink Sheet Market for the three trading days immediately preceding the date of the conversion notice. As the conversion feature of the note at the time of issuance was beneficial to the holder, the Company recorded a discount on the note of $55,000. The discount is being amortized over the term of the note as interest expense. During the year ended April 30, 2005, $17,500 of this convertible note payable was converted into 2,000,000 shares of AMRES common stock. The unamortized discount amount of $7,621 at the time of conversion was immediately charged to interest expense. At April 30, 2005, the unamortized discount amounted to $16,331 and is reflected as a reduction in the convertible notes payable balance.

On February 10, 2005 the Company issued convertible notes payable to two private investors totaling $14,000 and $14,000. Interest on these notes are payable monthly at 8% per annum, and the notes mature on February 10, 2006. Both notes are immediately convertible into shares of AMRES common stock at a price equal to 50% of the average market price for the last three days prior to the conversion notice. As the conversion features of the notes at the time of issuance were beneficial to the holders, the Company recorded a discount on the notes of $14,000 and $14,000, respectively. The discounts are being amortized over the term of the notes as interest expense. During the year ended April 30, 2005, $0 and $4,500, respectively, of these convertible notes payable were converted into 0 and 525,862 shares, respectively, of AMRES common stock. The unamortized discount amount of $0 and $3,375, respectively, were immediately charged to interest expense. At April 30, 2005, the unamortized discounts amounted to $10,500 and $7,125, respectively, and are reflected as reductions in the convertible notes payable balance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Capital Leases

As of April 30, 2005 and 2004, ANZA had no significant capital leases outstanding.

Operating Leases

ANZA leases its corporate office located in Costa Mesa, California, under a non-cancelable operating lease arrangement, which expires in June of 2008. In addition, ANZA leases certain of its branch offices under non-cancelable operating leases that expire through 2009. Also, business operations are conducted from numerous facilities, which are leased under month-to-month arrangements. Rent expense for the years ended April 30, 2005, 2004 and 2003 was $1,388,616, $1,596,261 and, $1,611,161 respectively, under the various leasing arrangements.

From time to time, the Company enters into month-to-month agreements with some of its non-affiliated branches, where by it makes lease payments on behalf of the branch.

Minimum future annual rental payments under the lease agreements with a term in excess of one year at April 30, 2005, are as follows:

                             Years Ending April 30
                             ---------------------

                             2006       $  451,946
                             2007          416,688
                             2008          404,418
                             2009          133,857
                             2010               --
                                        ----------
                                        $1,406,909

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

In May 2005, HUD conducted another audit of approximately 11 loan files originated by two of the company's branches in Riverside County, California. The Company recently received the findings from this audit, and while there were various minor discrepancies noted, there were only a few nominal monetary assessments against the Company.

State Audits

The Company is subject to certain state audits, which are typical in this industry. Often these audits uncover instances of non-compliance with various state licensing requirements. These instances of non-compliance may also translate into a particular state levying a fine or penalty against the Company along with the Company refunding any overpaid fees to the borrower. During the year ended April 30, 2004, the Company resolved actions with the states of Arizona, Kansas, Nevada and Virginia paying settlements totaling $93,000. The Company believes it is likely that a total of an additional $25,000 in the accompanying balance sheet as of April 30, 2004, which management believes is sufficient to cover any liability related to the audits. Subsequent to April 30, 2004, the company paid $145,170 in state and HUD audit settlement.

In June 2005, the Company was audited by the State of Virginia. The Company has not received the results of this audit.

Settlements or Resolved Matters

In November 2003, a former employee filed a lawsuit against the Company, the Chief Executive Officer of the Company, and AMRES. The Complaint alleged breach of contract and fraud arising out of the plaintiff's employment with the Company, and requested damages in excess of $5,000,000, plus attorney fees, interest, penalties, and punitive damages. The trial date was continued until December 6, 2004, but the matter was settled through mediation on November 24, 2004. By the terms of the settlement agreement, the amount of the settlement is confidential but the terms were very favorable and resulted in no material impact to the Company.

On June 1, 2004, the Company agreed to settle a claim by a lender who sought recovery on two loans involving alleged misrepresentation by the borrowers. The claims were for amounts of approximately $200,000. On or about June 1, 2004, the Company executed a settlement agreement for a total amount of $120,000, with an initial payment of $60,000 on June 1, 2004 and subsequent monthly payments of $10,000 for six months. The $120,000 is accrued in the financial statements as of April 30, 2004. As of the date of this disclosure, (August 26, 2005) the Company has paid this obligation in full.

During the current fiscal year, a lender requested that the Company reimburse them for two loans which went into default and were subsequently sold for a $150,000 loss. The loans were brokered by a branch of the Company. On July 19, 2004, the Company settled with the lender agreeing to make monthly payments of $10,000 starting on August 1, 2004 until a total of $138,000 was paid. As of April 30, 2005, the Company has paid $80,000 related to this settlement, with the balance of $58,000 included in accrued liabilities in the accompanying consolidated balance sheet. This matter is currently in litigation. Due to later discovered facts, the Company is disputing the basis for the settlement and believes that the lender, and not the Company, is responsible for the losses. The Company has filed a Cross-Complaint to recover the moneys the Company already paid.

In October 2003, a former employee filed a lawsuit against the Company, the Company's Chief Executive Officer and AMRES. The Complaint alleged breach of contract and fraud arising out of the plaintiff's employment with the Company and requested damages in excess of $2,000,000, plus attorney fees, interest, penalties, and punitive damages. The trial date was continued until March 2005, but the matter was settled through mediation on February 17, 2005. By the terms of the settlement agreement, the settlement amount is confidential, but the terms were favorable and resulted in no material impact to the Company.

On or about July 3, 2003, the Company filed a complaint against a former branch manager and filed an Amended Complaint on or about October 16, 2003. The allegations included breach of written contract; intentional and negligent misrepresentation; misappropriation of trade secrets; interference with economic relations; violation of Business & Professions Code 17200; breach of implied covenant of good faith and fair dealing; conversion and conspiracy. The defendant filed a cross-complaint against the Company alleging that the Company misclassified her employment status and that the Company was liable for money advanced on its behalf of approximately $250,000. The entire matter was settled on or about March 4, 2005. The terms of the settlement are confidential but were very favorable and resulted in no material impact to the Company.

On December 11, 2003, a competitor of the Company filed a suit alleging intentional interference with contract, conversion and trade name infringement, among other causes of action. The case settled through mediation in June 2005. The settlement agreement imposes a duty of good faith to refer at least one loan per month (on a broker basis) to the plaintiff until $8M in loan volume has been funded. Since the average loan amount to $400,000 approximately 20 loans will need to be referred and funded. The agreement does not contain a liquidated damages clause.

On or about May 18, 2004, a former assistant in one of the Company's branches filed a complaint alleging violations of California Labor Code Sections 202 and 203, claiming that the plaintiff was owed back commissions. The Company believes that this claim lacks merit as the plaintiff was not licensed at the time of her claims and thus not entitled to any commissions by law. This case settled on April 1, 2005 after a mandatory settlement conference. The Company was not impacted by this settlement.

On or about September 7, 2004, a complaint was filed against the Company and its Chief Executive Officer alleging fraud, negligent misrepresentation and a promise made without intent to perform The amount of damages claimed is approximately $250,000. On March 11, 2005, the Court sustained (without leave to amend) Defendants' Demurrer to plaintiff's Complaint. On May 25, 2005, the Court entered a Judgment of Dismissal of the entire action in the defendant's favor.

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

On December 10, 2003, First Franklin Financial Corporation filed claim against the Company in the Superior Court of the State of California for the County of Orange, alleging a breach of written mortgage purchase agreement. The original claim amount was for approximately $108,000. On May 4, 2004, the Company settled the matter with First Franklin for $52,500. Based on the settlement, the Company recorded a provision of $52,500 during the year ended April 30, 2004, which is included in accrued liabilities on the accompanying balance sheet. During the year ended April 30, 2005, the Company paid the settlement in full.

On May 28, 2004, the Company settled a claim from a borrower for alleged overcharges by one of the Company's former branches located in Kansas. The total settlement was $32,500.00, of which the company was responsible for $18,250. Another Company and potential defendant acknowledged responsibility for the remaining balance and, did in fact contribute said balance towards the total settlement amount. The $32,500 is accrued in the accompanying financial statements as of April 30, 2004. Subsequent to year-end the $32,500 was paid.

Active Litigation

On January 23, 2004, a former employee filed a claim against the Company in the Superior Court of California, for the County of Orange. The Complaint alleged breach of oral contract, claimed damages arising out of the plaintiff's employment with the Company, and requested damages in excess of $50,000 plus attorney fees, interest, penalties and punitive damages. On February 17, 2005, the Court granted the Company's Motion for Summary Adjudication and dismissed all but one cause of action. Plaintiff is considering an appeal.

On November 6, 2003, a borrower filed claim against the Company in the Superior Court of California, City and County of Alameda. Amongst others also named as defendants in this matter, is a former Loan Officer in the Company's San Francisco Branch Office. The complaint alleges fraudulent inducement of contract, rescission, conversion and negligence. Plaintiff's claim is for a total amount of $121,000 but the Company believes that the plaintiff has not shown any viable claim through the discovery process and believes that the Company will prevail at trial or even at a pretrial motion for Summary Judgment.

In May of 2004 a borrower filed suit against the Company, a branch manager and an individual, for allegations of fraud amongst other causes of action. The suit alleges that the individual named Paul Robertson deceived the borrowers who were seeking a construction loan to build a house on a vacant lot. The plaintiffs claim that they never received the house or the funds to construct the house and are seeking "compensatory damages exceeding $75,000" and "punitive damages exceeding $75,000". The plaintiffs are also seeking "reasonable attorneys' fees and costs. The Company is defending on the grounds that Robertson was not their agent and to the extent that he and the agent were somehow defrauding borrowers, it was being done outside of the course and scope of any agency relationship with the Company. The Company believes that the case lacks merit and is defending vigorously.

In June 2004, an Orange County, California based landlord filed a lawsuit was filed against the Company. The suit alleges that the Company breached a building lease and claims damages for the entire term of the lease through August 2007 of $886,332. The Company filed an Answer to the Complaint and a Cross-Complaint against a former Branch Manager and his business associate who signed the lease in question purporting to be officers of the corporation. The Company believes that this matter lacks merit and is defending vigorously in order to assure that the proper parties be accountable for any damages that are due the plaintiff. The Company obtained information and believes that the office leases, which are the subject of this litigation, have been re-leased to new tenants and that fact alone significantly reduces any damages to the plaintiff.

On or about July 30, 2004, a borrower filed a complaint against the Company, alleging violations of Michigan Consumer Protection Act, breach of contract, and intentional infliction of emotional distress. The Company believes that there are third parties that, at the very least, share in the liability to the plaintiff and is vigorously seeking to show same through the formal discovery process.

On or about September 20, 2004, a Class Action Complaint was filed, alleging the Company sent unsolicited advertisements to fax machines in violation of TCPA 47USC section 227. The Company is defending vigorously and also tendered the matter to People's Home Loans (a company owned by a former branch manager of the Company) for indemnification, as they were responsible for the actions that are subject to the Complaint. The Company recently received an indication that this matter will be resolved with nominal financial impact to the Company.

On or about November 10, 2004 a complaint was filed against the Company alleging breach of contract and warranty; deceptive trade practices; fraud; conversion; negligence; breach of fiduciary duty; unjust enrichment and conspiracy. The Complaint alleges damages in the approximate amount of $295,000. The Company is defending vigorously and has information and belief that there are third parties that will ultimately have liability in this matter and that plaintiff will also be found to share in the liability for its own damages. The plaintiff has expressed an interest in mediating the matter to a resolution.

On or about November 24, 2004, a Class Action case was filed against the Company, one of its former Branch Managers, and a third party entity, Spectrum Funding Group, Inc., which is operated by said former Branch Manager. The Complaint alleges damages & equitable relief for violations of the California Labor Codes; and California Unfair Business Practices Act. The matter was tendered to the former Branch Manager for indemnification based on his contract with the Company. The Company believes that the matter lacks merit and is defending vigorously. The Company also recently learned that this matter will likely be resolved with a nominal financial impact on the Company.

On or about December 15, 2004, a former loan officer filed a complaint against the Company, alleging Breach of Contract and Conversion. The Company believes that the matter lacks merit and is defending vigorously. The Company has had very positive informal negotiations with plaintiff and his counsel and believes that the two sides are very close to resolving this matter without a significant financial impact on the Company.

On March 31, 2005 a borrower filed a Complaint against the Company, as well as, an Investor of the Company and a Company to whom said Investor sold plaintiff's loan. The Complaint alleges Fraud; RESPA (12 U.S.C.A. section 2601 and TILA (15 U.S.C.A. section 1601 and its Regulation Z) violations. Defendants have filed for removal of case to Arbitration and are vigorously defending.

On April 22, 2005 an individual filed a Complaint against the Company and third parties, alleging counts of fraud, conversion, intentional infliction of emotional distress, (MCPA) MCL 445.901, (CSPA) MCL 445.1822(b), temporary & permanent injunction, breach of fiduciary duty, allegations of MCLA 440.3420 - conversion and negligence. The Company is defending vigorously and is preparing a motion for summary judgment requesting that the Court dismiss the Company as it is never closed a transaction for the individual and received no compensation from the company that did close a transaction for the individual.

On May 2, 2005 a Lender filed a Complaint against the Company alleging money agreements between the parties were breached. The Complaint states that plaintiff is owed $50,531 in monetary damages and attorneys' fees in the amount of $2,165. The Company is defending vigorously and believes that it will show that plaintiff is not entitled to any money from the Company.

On June 8, 2005 a former consultant of the Company filed a complaint alleging that the Company owes him $125,000 plus attorneys' fees due to a breach of contract. The Company is defending vigorously and has filed a Cross-Complaint against the plaintiff as the Company believes that the plaintiff fraudulently induced the Company into entering into the contract in the first place.

On June 17, 2005 a Lender filed a Complaint against the Company alleging $70,000 in damages resulting from the Company breaching a repurchase agreement. The Company is vigorously defending the matter and has filed a Cross-Complaint against the Lender, the Lender's President and one of the Lender's executives as the Company believes that the Cross-Defendants induced the Company into entering into the repurchase agreement under false pretenses. The Company also believes that Cross-Defendants should be forced to return the amounts already paid out by the Company on the repurchase agreement.

On July 26, 2005 a Lender filed a Complaint against the Company alleging breach of contract, negligence, negligent misrepresentation. The Complaint alleges damages in excess of $25,000, punitive damages, attorney's fees, interest and costs. The complaint involves approximately 14 loans that allegedly originated at a former branch of the company in Michigan. Although the matter was recently filed, the company believes that substantial liability in this case wrests with the plaintiff itself as well as various individuals that were employed by the company but were acting outside the course and scope of their employment in relationship to the alleged damages suffered by plaintiff.

Additional Demands

On July 7, 2005 counsel for a Lender sent a demand letter to the Company involving a number of loans allegedly originated by various branches of the company. The Company is awaiting a formal demand from the Lender but anticipates that this claim will result in litigation as the Company believes that there are numerous third parties responsible for plaintiff's damages (as well as plaintiff being responsible to a certain degree for its own damages). Thus Cross-Complaints will need to be filed in order to properly place responsibility for plaintiff's damages.

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company's financial position, results of operations and cash flows.

Employment Agreements

On June 1, 2001, ANZA entered into an employment agreement with Vincent Rinehart, its chief executive officer. Under the terms of the agreement, ANZA is to pay a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of five years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. In addition, ANZA granted options to acquire 2,500,000 shares of ANZA common stock at $0.08 per share, which vested monthly over a three-year period. The options were cancelled as part of the restructuring transactions.

Future annual minimum payments for employment compensation packages as of April 30, 2006, are as follows:

                            Year End
                         April 30, 2006        402,628
                                              --------
                                              $402,628
                                              ========

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

On February 28, 2003, the board of directors of ANZA approved an amendment to ANZA's Articles of Incorporation to increase the authorized preferred stock from 1,000,000 shares to 2,500,000 shares, par value $0.001 per share, the rights, privileges, and preferences of which would be determined by the board of directors, in their sole discretion, from time to time. The preferred stock may be divided into and issued in one or more series. On March 5, 2003, the proposal was approved by written consent of a majority of ANZA's stockholders and became effective after ANZA's annual shareholders meeting on April 11, 2003.

Effective in April 2003, (a) the Company's preferred stockholders exchanged their Series A and Series C preferred stock for newly created Series E and Series D preferred stock, respectively, (b) the Company's President exchanged cancelled options and converted debt into common stock and newly created Series F preferred stock, and (c) the Company's common stock underwent a one-for-twenty reverse stock split, resulting in a decrease in outstanding common stock from 99,350,000 shares to 4,967,500 shares.

Series A / Series E Convertible Preferred Stock

During the years ended April 30 2002 and 2003, ANZA repurchased 13,180 and 52,266 shares of Series A Convertible Preferred Stock for $6,590 and $26,132 respectively. Also during the year ended April 30, 2003, ANZA declared and distributed $21,995 of dividends relating to the Series A Convertible Preferred Stock.

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

During the year ended April 30, 2004, the Company repurchased 92,278 shares of Series E Convertible Preferred Stock for $92,278. In addition, the Company declared and distributed $20,201 of dividends relating to the Series E Preferred Stock. The Company also executed an exchange agreement with the holders of the Series E Convertible Preferred Stock such that the Company exchanged an asset worth $125,000 as satisfaction of all outstanding amounts due to Series E Convertible Preferred holders. No gain or loss was recognized on the exchange. As of April 30, 2004, there were no shares of Series E Preferred Stock outstanding.

Each share of Series E Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock) equal to $1.00 per share, (ii) is entitled to a monthly, non-cumulative dividend equal to 12% per annum, payable in cash, and
(iii) may be converted, only upon the mutual written consent of the holder and ANZA, into common stock at the average of the closing bid price for the last ten days prior to the conversion date. The Series E Convertible Preferred Stock does not have any voting rights. In April 2004, the company executed an exchange agreement with the Series E Convertible Preferred Stock holders such that all outstanding principal and dividends were liquidated in exchange for an asset owned by the Company. No gain or loss was recognized on the exchange.

Series C / Series D Convertible Preferred Stock

On May 14, 2002 and November 17, 2002, holders of Series C Convertible Preferred Stock converted 1,059 shares of Series C Convertible Preferred Stock into 286,426 shares of ANZA's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends which were due on the Series C Convertible Preferred shares. The beneficial conversion feature embedded in the Series C Convertible Preferred was originally charged to ANZA's accumulated deficit. No expense was associated with the transaction. Series C Convertible Preferred stock dividends totaling $17,050 were charged to ANZA's accumulated deficit during the year ended April 30, 2003.
On February 28, 2003, the Company entered into an agreement to exchanged 16,403 shares of Series C Convertible Preferred Stock for (i) 1,675,000 shares of common stock, (ii) 8,203 shares of newly created Series D Convertible Preferred Stock, and (iii) warrants to acquire 750,000 shares of common stock under the 2003 Stock Option Plan, exercisable ratably over a period of five years, with each one-third at an exercise price of $0.50, $0.75, and $0.90 per share, respectively. The effective date of the exchange of the common stock was February 28, 2003, and the effective date of the exchange of Series C for Series D and warrants was April 21, 2003. On the date of the agreement, the value of the Series C Preferred Stock, plus accrued dividends, was determined to be $1,977,426. The total shares of common stock were valued at $871,001 based on the fair market value of the shares as of February 28, 2003, less a 10% discount for transferability restrictions. The Series D Convertible Preferred Stock has a liquidation value of $1,040,222 and the warrants were attributed a value of $39,346 using the Black Scholes option pricing model. The value of the Series D Convertible Preferred Stock and the warrants differ from the value of the previously outstanding Series C Convertible Preferred Stock by $6,643. The Company charged the difference to interest expense during the year ended April 30, 2003.

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

On April 30, 2004, the Company declared the issuance of a total of 224,386 shares of common stock valued at $62,828 as payment of accrued dividends through the declaration date. The amount was included in accrued liabilities on the consolidated balance sheet as of April 30, 2004, as the shares were issued subsequent to year end.

On April 30, 2005, the Company issued a total of 825,552 shares of common stock, valued at $72,802 as payment of accrued dividends on the Series D Preferred Stock through the declaration date.

Series F Convertible Preferred Stock

On February 28, 2003, as part of the recapitalization, the convertible note plus accrued interest due AMRES Holding, Inc., which is owned by Mr. Vincent Rinehart, ANZA's CEO, was liquidated in exchange for 300,000 shares of ANZA's common stock, plus 18,800 shares of Series F convertible preferred stock. The effective date of the exchange for preferred stock was April 21, 2003.

Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of
1.75 shares of Company common stock, which may be paid in cash at ANZA's discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company's common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

On April 30, 2004, the Company declared the issuance of a total of 164,500 shares of common stock fairly valued at $46,060 as payment of accrued dividends through the declaration date. The amount was included in accrued liabilities on the consolidated balance sheet as of April 30, 2004, as the shares were issued subsequent to year end.

On April 30, 2005, the Company issued a total of 131,600 shares of common stock, valued at $12,732 as payment of accrued dividends on the Series F Convertible Preferred Stock through the declaration date.

Series G Preferred Stock and Marketable Securities, Subject to Rescission

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

The Company has recorded the fair market value of the TQ Shares as available-for-sale securities, subject to rescission in the accompanying consolidated balance sheet.

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

The warrants to purchase up to 2,000,000 shares of the Company's common stock have an exercise price of $0.10 per share and expire in 5 years. In relation to this transaction, a beneficial conversion feature of $225,821 was assessed for the issuance of the Series G, and a warrant valuation was assessed at $96,716. These amounts are being amortized as Preferred dividends over the term of the Series G, and the remaining unamortized balance is reflected as a discount on the Series G Preferred Stock. At April 30, 2005, the unamortized discount was $281,322.

On October 30, 2004, the Escrow Agreement was amended such that upon termination of the Securities Purchase Agreement, the TQ Shares will be released to the Company and the Series G will be released to the Party.

On May 5, 2005 the Company exercised its right to rescind the agreement, closed the escrow and returned the TQ shares to the other party. As such, the Series G Preferred stock has been recorded as redeemable securities in the liabilities section of the accompanying consolidated balance sheet. In May 2005, the Company will record an immediate charge to earnings for the complete unamortized portion of the discount.

Common Stock

On February 28, 2003, the board of directors approved, subject to stockholder approval, an amendment to ANZA's Articles of Incorporation to effectuate a one
(1) for twenty (20) reverse stock split of ANZA's issued and outstanding common stock. On March 5, 2003, the proposal was approved by written consent of a majority of ANZA's stockholders and became effective after ANZA's annual shareholders meeting on April 11, 2003. The effects of the reverse stock split have been retroactively applied to all periods presented.

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

Shares issued for services during the year ended April 30, 2003, are summarized as follows:

                                                   Year Ended April 30, 2003
                                                 ----------------------------
                                                  Costs              Shares
                                                 Incurred            Issued
                                                 ---------          ---------
   Incentives - Employees and Directors          $  84,330            199,000
   Consulting - Legal                               85,400            152,500
                                                 ---------          ---------

   Total                                         $ 169,730            351,500
                                                 =========          =========


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

On April 1, 2004 the Company entered into a consulting agreement for marketing and sales with two individuals. Under the terms of the agreement, the was to pay each individual $55,000 over ten months in common stock of the company, valued at $10,000 the first month and declining by $1,000 each month. Under the agreement, the company issued 100,000 shares during 2005 and 40,000 shares in 2004, before canceling the contract. The company has recorded the fair market value of the shares as consulting expenses of $11,200 in the year ended April 30, 2004 and $24,800 during the year ended April 30, 2005.

Stock Options and Warrants

2003 Securities Plan

On February 28, 2003, the Board of directors of ANZA approved, declared it advisable and in ANZA's best interests, and directed that there be submitted to the holders of a majority of ANZA's voting stock for action by written consent the Anza Capital, Inc. 2003 Omnibus Securities Plan (the "2003 Securities Plan"). On March 5, 2003, the proposal was approved by written consent of a majority of ANZA's stockholders; and became effective after ANZA's annual shareholders meeting on April 11, 2003.

The 2003 Securities Plan authorizes the granting of the following types of stock-based awards (each, an "Award"):

      o stock options (including incentive stock options and non-qualified stock options);

      o     restricted stock awards;

      o     unrestricted stock awards; and

      o     performance stock awards.

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

As of April 30, 2005 and 2004, there were no outstanding employee options.

On February 28, 2003, warrants to purchase 750,000 shares of common stock were granted which vest and are exercisable, over a period of five years. These warrants are in connection with the conversion of Series C convertible preferred stock into Series D convertible preferred stock as discussed in Note 11, Series C / Series D Convertible Preferred Stock. One-third each have an exercise price of $0.50, $0.75, and $0.90 per share, respectively and expire 10 years from the grant.

Warrants issued to non-employees:

                                                                      Weighted          Weighted
                                                     Range of         Average            Average
                                                     Exercise         Exercise        Fair Value of
                                  Warrants            Prices            Price        Warrants Granted
                               --------------     --------------    --------------    --------------
Outstanding, April 30, 2002            24,234     $  60.00-134.6    $        83.20    $        57.00

 Granted                              750,000          0.50-0.90              0.72              0.05
 Canceled                             (24,234)      60.00-134.60             83.20             57.00
 Exercised                                 --                 --                --                --
                               --------------     --------------    --------------    --------------
Outstanding,
April 30, 2003 and 2004               750,000         $0.50-0.90    $         0.72    $         0.05
                               --------------     --------------    --------------    --------------
Granted                             2,450,000         $0.10-0.25    $         0.13    $         0.05
Canceled
Exercised
Outstanding, April 30, 2005         3,200,000     $         0.10    $         0.51    $         0.05
                               ==============     ==============    ==============    ==============

The warrants issued in February 2003 were attributed a value of $39,346 using the Black Scholes option pricing model. The closing stock price and the date of grant of the warrants was $0.60 per share. The option life assumed is five years, risk-free interest rate of 2.5%, and an expected volatility of 15%. Management determined the measurement date to be February 28, 2003, since consent of a majority of the shareholders was obtained on that date. On September 17, 2004, warrants to purchase 2,000,000 shares were issued in connection with the Securities Exchange Agreement discussed in the Series G Preferred Stock section. The fair value according to the Black Scholes option pricing model was $96,716. This assumed a closing stock price of $0.10 per share, an option life of 5 years, risk free rate of 3.4% an expected volatility of 165%

On September 15, 2004, in accordance with an advisory agreement, the Company issued to financial consultants warrants to acquire a total of 250,000 shares of common stock at $0.25 per share and 200,000 shares of common stock at $0.10 per share. Both warrants expire in five years and are immediately exercisable. The company valued the warrants using the Black Scholes method and determined the aggregate value of the warrants to be $39,427. These amounts have been recorded as consulting expense in the accompanying statement of operations. Additionally, for a period of five years, the consultants are to receive 50,000 warrants at an exercise price of $0.50 per share for each $1,250,000 of new capital raised. The Agreement also calls for the payment of $12,000 cash per month through August 25, 2005, and any delay in payment of this fee would increase fees due by 10% and an additional 20,000 $0.10 warrants to be issued.

On October 11, 2004, warrants to purchase 250,000 shares were issued to the Company's Chief Executive Officer in connection with a convertible promissory note. The fair value of the warrants was estimated at $10,175 using the Black Scholes option pricing model. The closing stock price and the date of grant of the warrants was $0.10 per share. The option life is assumed at 5 years, the risk free rate at 2.56%, and an expected volatility of 164%

Warrants to purchase 2,450,000 shares which are outstanding are exercisable ratably over a five-year period. As of April 30, 2005 and 2004, 2,450,000 and 150,000 warrants were exercisable, respectively. As of April 30, 2005 and 2004, the remaining contractual life on the warrants are 5.53 and 8.83 years, respectively.

Preferred Stock of Consolidated Subsidiary (AMRES)

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

On July 18, 2003, the Company entered into a Securities Exchange Agreement with AMRES and Sutter Holding Company, Inc. ("Sutter").

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

On December 23, 2003, AMRES issued 500,000 shares of Series A Preferred Stock for 4,000,000 shares of restricted common stock of ANZA. On July 28, 2004, the agreement was modified and the AMRES returned 2,400,000 shares of ANZA's common stock to ANZA. The subsequent transaction was accounted for retroactively to the original agreement date on December 23, 2003. At April 30, 2004, AMRES held a total of 1,737,500 shares of ANZA common stock. AMRES accounts for these shares as an investment in a related entity. For purposes of consolidation, however, this transaction is eliminated.

As of January 31, 2005, the subsidiary is authorized to issue 50,000,000 shares of preferred stock, of which $500,000 shares of Series A Convertible Preferred Stock are outstanding and held by the Company, and 1,000,000 shares of Series B Convertible Preferred Stock are outstanding and held by the Company. As a result of the conversion provisions of the Series B Convertible Preferred Stock, the Company has a minimum of 80% of the votes on all issues submitted to the subsidiary shareholders, and can acquire upon conversion shares of common stock representing a minimum of 80% of the outstanding common stock.

Common Stock Registration of Subsidiary and Issuance of Subsidiary Common Shares

On October 18, 2004, the Company's subsidiary, American Residential Funding, ("AMRES") filed Form D with the Securities and Exchange Commission for a listing on the Pink Sheets. In connection with the filing, the Company issued 15,000,000 shares of common stock to consultants as advisors to facilitate the transaction and concurrently sold 3,000,000 shares at $0.01 per share (representing a total of 17.5% of AMRES's common shares outstanding). In December 2004, the shares began trading at $0.05 per share. Therefore, the Company has valued the shares issued to the consultants and the concurrent nominal investments at $0.05 per share resulting in consulting expense of approximately $900,000.

During the year ended April 30, 2005, AMRES issued shares of common stock as follows: 140,000 shares of common stock as compensation expense totaling $7,000, 17,354,138 shares of common stock as consulting expense totaling $678,980 and 10,525,862 shares of common stock on the conversion of notes payable totaling $122,000. The gain on the conversion of this debt totaled $110,398.

During the year ended April 30, 2005, AMRES recorded a beneficial conversion feature totaling $183,000 on the issuance of convertible notes payable.

A summary of the transactions in the minority interest of consolidated subsidiary account is as follows:

                                                                       April 30,
                                                                         2005
                                                                       --------
Initial recapitalization                                               $      0
Issuance of AMRES shares to consultants and pro-rata
     allocation of related equity                                        53,591
Pro-rata allocation of additional paid-in capital due to
      to this issuance of AMRES shares to various parties                21,654
Minority interest in losses of  consolidated subsidiary                 (75,245)
                                                                       --------
Ending balance, minority interest in equity                                  --
      of consolidated subsidiary
                                                                       ========

NOTE 12 - INCOME TAXES

At April 30, 2005, ANZA had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $9.0 million and $5.0 million, respectively, which for federal reporting purposes, begin to expire in 2012 and fully expire in 2024. For state purposes, the net operating loss carry-forwards begin to expire in 2006 and fully expire in 2011. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2005 and 2004, before considering the effects of ANZA's valuation allowance amounted to approximately $5.0 million and $5.7 million, respectively. ANZA provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets decreased approximately $699,542 during the year ended April 30, 2005 and increased $708,942 during the year ended April 30, 2004. ANZA's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                       YEARS ENDED APRIL 30,
                                                      ------------------------
                                                      2005      2004      2003
                                                      ----      ----      ----
Federal statutory income tax rate                       37%       37%       37%
State taxes, net of federal benefit                      4         4         4
Valuation allowance                                    (41)      (41)      (41)
                                                      ----      ----      ----
Total                                                    0%        0%        0%
                                                      ====      ====      ====


Significant components of the Company's deferred tax assets for federal income taxes at April 30, 2005 and 2004 consisted of the following:

                                                      2005              2004
                                                  -----------       -----------
Deferred tax assets (net of tax)
   Net operating loss carryforward                $ 3,918,742       $ 4,896,131
   Accrued liabilities                                350,310            68,880
   Goodwill                                                --           615,125
   Stock based consulting fees                        676,585           101,219
   Other                                                8,074                --
   Property and equipment                              28,102                --
   Valuation allowance                             (4,981,813)       (5,681,355)
                                                  -----------       -----------
           Total deferred tax assets              $        --       $        --
                                                  ===========       ===========

NOTE 13- SEGMENT AND OTHER INFORMATION

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on revenues and net income. For the twelve months ended April 30, 2005, 2004 and 2003, management has provided the following information with respect to its operating segments (in thousands).


          As of and for twelve months ended April 30, 2005, 2004, 2003

                                           Revenues                        Net Income (loss)                      Assets
                                 ------------------------------     -------------------------------     ----------------------------
                                  2005       2004        2003         2005        2004       2003        2005      2004       2003
                                 -------    -------    --------     -------     -------     -------     ------    -------    -------
Loan brokering                   $48,559    $62,143    $ 56,918     $(3,679)    $(1,213)    $   554      3,751    $ 4,444    $ 4,749
Mortgage banking                     745        319         337         108         319         337      6,024      3,651      7,601
Real estate brokerage                771        598         589          --         (23)         (5)        --          4          6
                                 -------    -------    --------     -------     -------     -------     ------    -------    -------

                                 $50,075    $63,060    $ 57,844     $(3,571)    $  (917)    $   886      9,775    $ 8,099    $12,356
                                 =======    =======    ========     =======     =======     =======     ======    =======    =======

Corporate                                                           $           $  (267)    $  (150)    $             170    $   696

Escrow                               214                                 (9)                                 3
Discontinued
operations                            --                            $     0     $    61     $   166         --    $     -    $   291
                                 -------    -------    --------     -------     -------     -------     ------    -------    -------

Total                            $50,289    $63,060    $ 57,844     $(3,580)    $(1,123)    $   902      9,778    $ 8,269    $13,343
                                 =======    =======    ========     =======     =======     =======     ======    =======    =======

Unallocated corporate expenses include salaries for corporate personnel, professional fees for legal and accounting services, non-recurring settlement expenses and goodwill impairment related to Titus and Expidoc which totaled $195,247 for the year ended April 30, 2004 and $150,000 for the year ended April 30, 2003.

NOTE 14 - SECURED NOTE RECEIVABLE

On November 7, 2003, the Company loaned $200,000 to an individual for a property purchase. The loan is secured by a first trust deed on the property. The borrower is required to make interest only payments, at 7.5% per annum, and the entire loan is due on December 1, 2008. During the year, a related investor, and a direct relative of the Chief Executive Officer of the Company, purchased a portion of the loan for $50,000, leaving the amount owed to the Company at $150,000. In addition, prior to the end of the fiscal year, the Company executed an exchange agreement with the Series E convertible preferred stock holders whereby the Company exchanged $125,000 of the secured note receivable for all outstanding principal and interest owed the Series E convertible preferred stock holders. There was no gain or loss recorded on the sale of the loan. As of April 30, 2004, the Company owned a $25,000 interest in the loan which is included in other assets on the accompanying consolidated balance.

NOTE 15 - DISCONTINUED OPERATIONS

Effective January 31, 2004, ANZA suspended operations at its wholly owned subsidiary, Expidoc. This decision was a result of a sudden shift in customer mix, as Expidoc's largest customer ceased using Expidoc as a third party provider of notary services. The results of Expidoc's business have been reflected as Discontinued Operations in the accompanying consolidated financial statements. Operating results of the discontinued operations are as follows:

                                             April 30,   April 30,    April 30,
                                               2005         2004         2003
                                             ---------   ----------   ----------
Net sales                                    $      --   $1,224,099   $1,219,982
Income from discontinued operations          $      --   $   60,913   $  166,000

NOTE 16 - SUBSEQUENT EVENTS

As of May 31, 2005 the Company lost its warehouse line of credit because AMRES could not get the Error and Omissions coverage with the deductible set by the bank's guidelines. No demand for repayment of the loan has been presented to the Company. Accordingly, the line of credit is classified as a current liability in the accompanying consolidated balance sheet (See Note 6).

On May 5, 2005 the Gauld's exercised its right to rescind the Securities Exchange Agreement related to its Series G Preferred Stock, closed the escrow and returned the marketable securities to the other party. As such, the Series G Preferred Stock have been recorded as redeemable securities in the liabilities section of the accompanying consolidated balance sheets (See Note 11).

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no events required to be reported by this Item 9.

ITEM 9A -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

      In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

      A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of April 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

      1. We were unable to meet our requirements to timely file our Form 10-K for the year ended April 30, 2005. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

      2. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended April 30, 2005. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

      To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

      To remediate the material weaknesses in our disclosure controls and procedures identified above, subsequent to April 30, 2005, in addition to working with our independent auditors, we retained a third-party consultant to advise us regarding our financial reporting process.

Changes in Internal Control over Financial Reporting

      Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B -- OTHER INFORMATION

      There have been no events required to be reported by this Item 9B.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name                  Age      Position(s)
----------------     -----     -----------------------------------------------

Vincent Rinehart      55       Director, President, Chief Executive Officer,
                               Secretary, and Principal Accounting Officer

      Vincent Rinehart has been a director and the President and Chief Executive Officer of the Company since April 12, 2000, and its Chairman since January 1, 2001. He also serves in the following capacities: Chairman of the Board, President, and CEO of AMRES (commencing in 1997); California Department of Real Estate Broker for Firstline Mortgage, Inc., a HUD-approved originator of FHA, VA, and Title 1 loans (commencing in 1985); and a director of Firstline Relocation Services, Inc., a three -office enterprise that provides real estate sales, financing, destination, and departure services to Fortune 500 companies (commencing in 1995). Mr. Rinehart received his B.A. in Business Administration from California State University at Long Beach in 1972.

      To the Company's knowledge, none of the directors presently serve as directors of public corporations other than Anza Capital, Inc.

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

      During the two most recent fiscal years, to the Company's knowledge, the following delinquencies occurred:

----------------------------  ------------ -------------------- ----------------
                                 No. of     No. of Transactions      No. of
Name                          Late Reports    Reported Late     Failures to File
----------------------------  ------------ -------------------- ----------------
Vincent Rinehart                   5                5                  -0-
----------------------------  ------------ -------------------- ----------------
Mitchell P. Kopin (Cranshire       3                3                  -0-
Capital, L.P.)
----------------------------  ------------ -------------------- ----------------
Kenneth Arevalo                    1                1                  -0-
----------------------------  ------------ -------------------- ----------------

Code of Ethics

      We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Board Meetings and Committees

      During the fiscal year ended April 30, 2005, the Board of Directors met on numerous occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

      On April 11, 2003, an Audit Committee of the Board of Directors was formed. During the fiscal year ended April 30, 2004, the Audit Committee met on one occasion. In accordance with a written charter adopted by the Company's Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company's financial reporting process, including the system of internal controls. In connection with the audit of our financial statements for the fiscal year ended April 30, 2004, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the independent auditors the matters required to be discussed by SAS 61, (iii) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, (iv) discussed with the independent accountant the independent accountant's independence, and (v) made appropriate recommendations to the Company's Board of Directors concerning inclusion of the audited financial statements in the Company's annual report on Form 10-K. Mr. Arevalo and Mr. Svicarovich were members of the Audit Committee, and as a result of the resignation of all of our directors except for Mr. Rinehart, the Audit Committee has disbanded in July 2004.

      On April 11, 2003, a Compensation Committee of the Board of Directors was formed, consisting of Vincent Rinehart and Scott A. Presta. During the fiscal year ended April 30, 2004, the Compensation Committee took action by unanimous written consent on one occasion. Following Mr. Presta's resignation from the Board of Directors effective April 1, 2004, the Compensation Committee was disbanded.

ITEM 11 -- EXECUTIVE COMPENSATION

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

2000 Stock Compensation Program

      In December 1999, our Board of Directors approved the 2000 Stock Compensation Program (the "2000 Plan"), as amended. A total of 440,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of common stock are reserved for issuance under the 2000 Plan, all of which have been issued. The 2000 Plan terminated automatically in December of 2004.

2003 Omnibus Securities Plan

      On February 28, 2003, our Board of Directors approved the Anza Capital, Inc. 2003 Omnibus Securities Plan, which was approved by our shareholders on April 11, 2003. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 750,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. On May 4, 2004, pursuant to this provision, our Board of Directors increased the number of shares available under the plan by 936,746 shares. During the fiscal year ended April 30, 2004, we issued 400,000 shares under the plan, and subsequent to the year-end 260,000 of the shares were returned. As of the date of this Annual Report, there are 796,746 shares available for issuance under the plan.

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

Summary Compensation Table

      The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2005, 2004, and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation (adjusted to reflect the 1-for-20 reverse stock split effective April 21, 2003), if any, whether paid or deferred.

                                       Annual Compensation                              Long Term Compensation
                               ------------------------------        -----------------------------------------------------------
                                                                                Awards                 Payouts
                                                                     --------------------------      -----------
                                                                     Restricted     Securities
                                                    Other Annual        Stock       Underlying          LTIP         All Other
Name and                        Salary    Bonus     Compensation       Awards      Options SARs        Payouts      Compensation
Principal Position      Year     ($)       ($)          ($)              ($)            (#)              ($)            ($)
------------------      ----   -------    -----        ------          ------      ------------        -------      ------------

Vincent Rinehart        2005   362,397     -0-         14,400            -0-            -0-              -0-            -0-
Pres., CEO, Chairman    2004   329,452     -0-         14,400            -0-            -0-              -0-            -0-
                        2003   312,583    5,000        14,400            -0-            -0-              -0-            -0-

Scott A. Presta (1)     2005     -0-       -0-          -0-              -0-            -0-              -0-            -0-
Director                2004     -0-       -0-          -0-              -0-            -0-              -0-            -0-
                        2003     -0-       -0-          -0-            22,950           -0-              -0-            -0-

Kenneth Arevalo (2)     2005     -0-       -0-          -0-              -0-            -0-              -0-            -0-
Director                2004     -0-       -0-          -0-              -0-            -0-              -0-            -0-
                        2003     -0-       -0-          -0-            13,500           -0-              -0-            -0-

L.  Wade   Svicarovich  2005     -0-       -0-          -0-              -0-            -0-              -0-            -0-
(3)
Director                2004     -0-       -0-          -0-              -0-            -0-              -0-            -0-
                        2003     -0-       -0-          -0-            13,500           -0-              -0-            -0-
                        2002     -0-       -0-          -0-              -0-            -0-              -0-            -0-


(1) Mr. Scott Presta resigned as an officer and director of the company effective April 1, 2004.

(2) Mr. Ken Arevalo resigned as a director of the company effective July 23, 2004.

(3) Mr. L. Wade Svicarovich resigned as a director of the company effective September 17, 2004.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                          Number of Securities       Percent of Total
                               Underlying          Options/SARs Granted    Exercise or
                          Options/SARs Granted    to Employees In Fiscal    Base Price
Name                               (#)                     Year               ($/Sh)        Expiration Date
                          --------------------    ----------------------    ----------      ---------------
Vincent Rinehart                   -0-                     N/A                  N/A               N/A
Scott A. Presta                    -0-                     N/A                  N/A               N/A
Kenneth Arevalo                    -0-                     N/A                  N/A               N/A
L. Wade Svicarovich                -0-                     N/A                  N/A               N/A

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                       Value of Unexercised
                                                          Number of Unexercised            In-The-Money
                         Shares Acquired                  Securities Underlying             Option/SARs
                                On          Value         Options/SARs at FY-End             at FY-End
                             Exercise      Realized                 (#)                         ($)
Name                           (#)            ($)        Exercisable/Unexercisable   Exercisable/Unexercisable
----                     ---------------   --------      -------------------------   -------------------------

Vincent Rinehart               N/A            N/A                   N/A                         N/A
Scott A. Presta                N/A            N/A                   N/A                         N/A
Kenneth Arevalo                N/A            N/A                   N/A                         N/A
L. Wade Svicarovich            N/A            N/A                   N/A                         N/A

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of August 10, 2005, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                                  COMMON STOCK

                    Name and Address of              Amount and Nature of        Percent
Title of Class      Beneficial Owner (1)             Beneficial Ownership      of Class (2)
--------------      --------------------             --------------------      ------------

Common              Vincent Rinehart                    3,118,275 (3)             36.8%
Stock

Common              Keyway Investments, Ltd.            2,292,363 (5)(6)          31.8%
Stock               19 Mount Havlock
                    Douglas, Isle of Man
                    United Kingdom 1M1 2QG

Common              Cranshire Capital, L.P.             1,451,593 (4)             20.7%
Stock               c/o Downsview Capital, Inc.
                    666 Dundee Road, Suite 1901
                    Northbrook, Illinois  60062

Common              All officers and directors          3,118,275 (3)             36.8%
Stock               as a group (1 person)

(1) Unless otherwise noted, the address of each beneficial owner is c/o Anza Capital, Inc., 3200 Bristol Street, Suite 700, Costa Mesa, California 92626.

(2) Unless otherwise indicated, based on 6,348,898 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) Includes 1,880,000 shares of common stock which may be acquired by Rinehart upon the conversion of 18,800 shares of Series F Convertible Preferred Stock. The shares of Series F Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having 100 votes per share of Series
      F. Also includes 250,000 shares which may be acquired upon the exercise of warrants issued to AMRES Holding, LLC.

(4) Includes 390,004 shares of common stock which may be acquired by Cranshire upon the conversion of 3,075.5 shares of Series D Convertible Preferred Stock. The shares of Series D Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having 126.81 votes per share of Series D. Also includes 281,244 shares which may be acquired upon the exercise of warrants.

(5) Includes 510,854 shares of common stock which may be acquired by Keyway upon the conversion of 4,028.5 shares of Series D Convertible Preferred Stock. The shares of Series D Convertible Preferred Stock shall be voted equally with the common stock on all matters submitted to the shareholders, with the holder thereof having that number of votes equal to the number of shares of common stock which may be acquired upon conversion. Also includes 368,394 shares of common stock which may be acquired upon the exercise of warrants.

(6) Keyway Investments Ltd. has advised us that they beneficially own all of our securities owned of record by EURAM Cap Strat "A" Fund Limited.

                                 PREFERRED STOCK

                    Name and Address of              Amount and Nature of        Percent
Title of Class      Beneficial Owner                 Beneficial Ownership        of Class
--------------      --------------------             --------------------        ----------

Series D            Keyway Investments, Ltd. (8)          4,028.5                 49.1% (2)
Preferred (1)       19 Mount Havlock
                    Douglas, Isle of Man
                    United Kingdom 1M1 2QG

Series D            Cranshire Capital, L.P.               3,075.5                 37.5% (2)
Preferred (1)       c/o Downsview Capital, Inc.
                    666 Dundee Road, Suite 1901
                    Northbrook, Illinois 60062

Series D            The dotCom Fund, LLC                  1,097.5                 13.4% (2)
Preferred (1)       666 Dundee Road, Suite 1901
                    Northbrook, Illinois 60062

Series F            Vincent Rinehart                       18,800                  100% (4)
Preferred (3)       c/o Anza Capital, Inc.
                    3200 Bristol Street, Suite 700
                    Costa Mesa, California  92626

                    All officers and directors             18,800 (5)              100% (5)
                    as a group (1 person)

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

(2) Based on 8,201.5 shares of Series D Convertible Preferred Stock outstanding.

(3) Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of
      1.75 shares of Company common stock, which may be paid in cash at the Company's discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

(4) Based on 18,800 shares of Series F Convertible Preferred Stock outstanding.

(5)   Represents Series F Convertible Preferred Stock only.

(6) Keyway Investments Ltd. has advised us that they beneficially own all of our securities owned of record by EURAM Cap Strat "A" Fund Limited.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

      On July 1, 2001, the Company entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, the Company is to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement is for a term of 5 years and provides for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment is terminated for any reason, including cause. Mr. Rinehart's Employment Agreement was ratified by the shareholders of the Company at the 2001 Annual Shareholders Meeting.

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

      On April 30, 2004, and again on June 20, 2005, we issued to Vincent Rinehart a total of 164,500 shares of our common stock as payment of dividends accrued through that date on the Series F Convertible Preferred Stock.

      On October 11, 2004, we entered into a Note and Warrant Purchase Agreement whereby our subsidiary, American Residential Funding, Inc., borrowed $125,000 from Amres Holding, LLC, a related party partially owned and controlled by our sole officer and director, Vincent Rinehart. American Residential Funding, Inc. issued a secured convertible note to the borrower, convertible into our common stock at 75% of the average closing bid price for the five trading days before conversion. As additional consideration, we issued a warrant to the borrower to purchase 250,000 shares of our common stock at $0.10 per share.

      In April, 2005, Bravorealty.com and Bravo Real Estate, Inc. were sold to an entity controlled by David Villareal, an officer and director of our subsidiary, AMRES, in exchange for the assets and interests in American Union Escrow.

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

      During the fiscal years ended April 30, 2005 and 2004, Singer Lewak Greenbaum & Goldstein LLP billed us $97,926.55, and McKennon Wilson & Morgan LLP billed us $73,100, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, as applicable.

Audit - Related Fees

      During the fiscal years ended April 30, 2005 and 2004, Singer Lewak Greenbaum & Goldstein LLP billed us zero, and McKennon Wilson & Morgan LLP billed us $10,167, respectively, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

      During the fiscal years ended April 30, 2005 and 2004, Singer Lewak Greenbaum & Goldstein LLP billed us zero, and McKennon Wilson & Morgan LLP billed us $9,700, respectively, for professional services for tax preparation.

All Other Fees

      During the fiscal years ended April 30, 2005 and 2004, Singer Lewak Greenbaum & Goldstein LLP and McKennon Wilson & Morgan LLP did not bill us for any other fees.

      Of the fees described above for the fiscal year ended April 30, 2005, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals. Of the fees described above for the fiscal year ended April 30, 2004, 100% were approved by the Audit Committee. The Audit Committee's pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committees responsibilities.

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits


Item No.  Description
--------  -----------

3.1(2) Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 14, 2003.

3.2(2)    Second Restated Bylaws of Anza Capital, Inc.

4.1(2)    Certificate of Designation for Series D Convertible Preferred Stock

4.2(2)    Certificate of Designation for Series E Convertible Preferred Stock

4.3(2)    Certificate of Designation for Series F Convertible Preferred Stock

Item No.  Description
--------  -----------

4.4(4)    Certificate of Designation of Series G Convertible Preferred Stock

4.5(3) Amended and Restated Certificate of Designation for Series A Preferred Stock of American Residential Funding, Inc.

4.6 Certificate of Designation of Series B Convertible Preferred Stock of American Residential Funding, Inc.

10.1(1) Employment Agreement dated effective July 1, 2001 by and between e-Net and Vincent Rinehart.

10.2(2)   Anza Capital, Inc. 2003 Omnibus Securities Plan

10.3(2) Form of Incentive Stock Option Agreement relating to options granted under the Plan

10.4(2) Form of Non Statutory Stock Option Agreement relating to options granted under the Plan

10.5(2) Form of Common Stock Purchase Agreement relating to restricted stock granted under the Plan

10.6(2) Stock Exchange Agreement dated February 28, 2003 with Keyway Investments, Ltd.

10.7(2)   Warrant Agreement No. 1 with Keyway Investments, Ltd.

10.8(2)   Warrant Agreement No. 2 with Keyway Investments, Ltd.

10.9(2)   Warrant Agreement No. 3 with Keyway Investments, Ltd.

10.10(2) Stock Exchange Agreement dated February 28, 2003 with Cranshire Capital, L.P.

10.11(2)  Warrant Agreement No. 1 with Cranshire Capital, L.P.

10.12(2)  Warrant Agreement No. 2 with Cranshire Capital, L.P.

10.13(2)  Warrant Agreement No. 3 with Cranshire Capital, L.P.

10.14(2) Stock Exchange Agreement dated February 28, 2003 with EURAM Cap Strat. "A" Fund Limited

Item No.  Description
--------  -----------

10.15(2)  Warrant Agreement No. 1 with EURAM Cap Strat. "A" Fund Limited

10.16(2)  Warrant Agreement No. 2 with EURAM Cap Strat. "A" Fund Limited

10.17(2)  Warrant Agreement No. 3 with EURAM Cap Strat. "A" Fund Limited

10.18(2) Stock Exchange Agreement dated February 28, 2003 with the dotCom Fund, LLC

10.19(2)  Warrant Agreement No. 1 with the dotCom Fund, LLC

10.20(2)  Warrant Agreement No. 2 with the dotCom Fund, LLC

10.21(2)  Warrant Agreement No. 3 with the dotCom Fund, LLC

10.22(2)  Stock Exchange Agreement dated February 28, 2003 with Barbara Dunster

10.23(2) Stock Exchange Agreement dated February 28, 2003 with the Staron Family Trust

10.24(2)  Debt Exchange Agreement dated February 28, 2003 with Vincent Rinehart

10.25(4)  Warrant Agreement dated with Gauld September 17, 2004

10.26(4)  Advisory Agreement with GunnAllen Financial dated November 25, 2003

10.27(4) Addendum to Advisory Agreement with GunnAllen Financial dated September 3, 2004

10.28(4)  Warrant Agreement with GunnAllen dated September 15, 2004

10.29(4)  Warrant Agreement with GunnAllen dated September 15, 2004

10.30(5)  Note and Warrant Purchase Agreement dated October 11, 2004

10.31(5)  Convertible Secured Promissory Note dated October 11, 2004

10.32(5)  Warrant dated October 11, 2004

10.33(5)  Security Agreement dated October 11, 2004

Item No.  Description
--------  -----------
10.34 Assets Transfer Agreement dated April 20, 2005 regarding Bravo Real Estate Networks and Bravorealty.com

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

(2) Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003

(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004, as filed with the Commission on March 22, 2004.

(4) Incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on September 20, 2004.

(5) Incorporated by reference to our Current Report on form 8-K dated and filed with the Commission on October 12, 2004.

(b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the quarter ended April 30, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2005          Anza Capital, Inc.


                                        /s/ Vincent Rinehart
                                        --------------------
                                   By:  Vincent Rinehart
                                   Its: President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: September 13, 2005               /s/ Vincent Rinehart
                                        --------------------
                                   By:  Vincent Rinehart
                                   Its: President, Chairman, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Chief Accounting Officer, Secretary,
                                        and Sole Director