Form 10-Q
period 2005-07-31
ANZA CAPITAL INC
filed 2005-10-21
CIK 926844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 3, 2005, there were 10,435,148 shares of common stock issued and 6,297,648 shares of common stock outstanding.

                               ANZA CAPITAL, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

ITEM 1       Financial Statements..............................................4

ITEM 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................20

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk.......26

ITEM 4       Controls and Procedures..........................................26

PART II - OTHER INFORMATION...................................................28

ITEM 1       Legal Proceedings................................................28

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds......29

ITEM 3       Defaults Upon Senior Securities..................................29

ITEM 4       Submission of Matters to a Vote of Security Holders..............29

ITEM 5       Other Information................................................29

ITEM 6       Exhibits.........................................................30

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

ITEM 1   FINANCIAL STATEMENTS

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  July 31, 2005   April 30, 2005
                                                                                   (Unaudited)
                                                                                   ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  1,477,263    $  1,316,840
     Commissions receivable and accounts receivable                                   1,489,438       1,234,658
     Marketable securities, subject to rescission                                            --       1,090,000
     Loans held for sale, net                                                         1,122,750       5,886,950
     Prepaids and other current assets                                                   56,605          18,102
                                                                                   ------------    ------------
Total current assets                                                               $  4,146,056    $  9,546,550

Property and equipment, net                                                             171,501         183,792
Other assets                                                                             47,334          47,334
                                                                                   ------------    ------------
Total assets                                                                       $  4,364,891    $  9,777,676
                                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $    118,334    $     80,845
     Commissions payable                                                              2,758,742       2,091,129
     Warehouse line of credit                                                         1,098,320       5,778,298
     Accrued liabilities                                                              1,514,459       1,593,562
     Unsecured line of credit                                                               868          75,000
     Other current liabilities                                                           47,510          26,918
     Convertible notes payable, net of discount of $10,625                               50,375          56,094
     Redeemable securities, net of discount                                                  --         808,678
                                                                                   ------------    ------------
Total liabilities                                                                  $  5,588,608    $ 10,510,524
                                                                                   ------------    ------------

Stockholders' equity:
Preferred stock, 2,500,000 shares authorized:
     Class D convertible  preferred  stock, no par value;  liquidation  value of
     $126.81 per share; 15,000 shares authorized;  8,201.5 shares outstanding as
     of July 31, 2005 and April 30, 2005 respectively                                 1,040,222       1,040,222
     Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800 shares issued and outstanding as of July31, 2005 and April 30, 2005
     respectively                                                                       313,490         313,490
Common stock,  $0.001 par value;  100,000,000 shares authorized;  10,435,148 and
     10,486,398 shares issued at July 31, 2005 and April 30, 2005  respectively;
     6,297,648 and 6,315,998  shares  outstanding  as of July 31, 2005 and April
     30, 2005,
     respectively                                                                         6,298           6,316
Additional paid in capital                                                           16,024,219      16,022,441
Accumulated deficit                                                                 (18,607,946)    (18,115,317)
                                                                                   ------------    ------------
Total stockholders' equity                                                         $ (1,223,717)   $    732,848
                                                                                   ------------    ------------

Total liabilities and stockholder's equity                                         $  4,364,891    $  9,777,676
                                                                                   ============    ============

        See accompanying notes to these consolidated financial statements

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                     ----------------------------
                                                    July 31, 2005   July 31, 2004
                                                     ------------    ------------
Revenues:
          Broker commissions                         $ 13,486,668    $ 13,377,202
          Sales of loans, net                               8,184         118,826
          Notary and other                                     --         127,906
                                                     ------------    ------------
                                                       13,494,852      13,623,934
                                                     ------------    ------------

Cost of revenues:
          Cost of mortgage related revenues             9,677,118      10,690,311
          Notary and other                                     --         118,717
                                                     ------------    ------------
                                                        9,677,118      10,809,028
                                                     ------------    ------------

Gross profit                                            3,817,734       2,814,906
                                                     ------------    ------------

Operating expenses:
          General and administrative                    2,870,083       2,325,388
          Selling and marketing                         1,039,071         461,763
                                                     ------------    ------------
                                                        3,909,154       2,787,151
                                                     ------------    ------------

Operating income (loss)                                   (91,420)         27,755

Interest expense                                         (382,228)        (49,753)
Interest income                                            26,342          73,263
Other expense                                             (43,563)             --
                                                     ------------    ------------
Net income (loss)                                    $   (490,869)   $     51,265
                                                     ------------    ------------
Preferred stock dividends                                  (1,760)             --
                                                     ------------    ------------
Net income (loss) available to common shareholders   $   (492,629)   $     51,265
                                                     ============    ============
Earnings (loss) per common share:
     Basic:
          Weighted average number of common shares      6,324,532       4,869,096
          Net income (loss) per common share         $      (0.08)   $       0.01

     Diluted:
          Weighted average number of common shares      6,324,532       8,046,316
          Net income (loss) per common share         $      (0.08)   $       0.01

        See accompanying notes to these consolidated financial statements

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months        Three Months
                                                                           Ended              Ended
                                                                       July 31, 2005      July 31, 2004
                                                                      ----------------    ----------------
Cash flows from operating activities:
     Net income (loss)                                                $       (490,869)   $         51,265
     Adjustments to reconcile net income (loss)  to net cash used in operating activities:
     Depreciation                                                               13,517              17,899
       Amortization of discounts on convertible notes payable                   40,516                  --
       Loss on cancellation of Series G Preferred Stock                        281,322                  --
     Changes in operating assets and liabilities:
         (Increase) Decrease in commissions and accounts receivable           (254,780)            689,260
         Decrease (Increase) in loans held for sale, net                     4,764,200          (3,817,012)
         (Increase) in prepaids and other current assets                       (38,503)            (18,057)
         Increase (Decrease) in accounts payable                                37,488             (94,356)
         Increase in commissions payable                                       667,613             189,803
         (Decrease) in accrued and other liabilities                           (69,745)           (126,376)
                                                                      ----------------    ----------------
     Net cash provided by (used in) operating activities                     4,950,759          (3,107,574)
                                                                      ----------------    ----------------
Cash flows from investing activities:
     Acquisitions of property and equipment                                     (1,226)             (3,500)
                                                                      ----------------    ----------------
     Net cash  (used in) investing activities                                   (1,226)             (3,500)
                                                                      ----------------    ----------------
Cash flows from financing activities:
     Payments on warehouse line of credit, net                              (4,679,978)          3,679,761
       Payment on unsecured line of credit, net                                (74,132)                 --
       Payment on convertible notes payable                                    (35,000)                 --
                                                                      ----------------    ----------------
     Net cash provided by (used in) financing activities                    (4,789,110)          3,679,761
                                                                      ----------------    ----------------
Net increase in cash                                                           160,423             568,687
Cash at beginning of period                                                  1,316,840           2,204,525
                                                                      ----------------    ----------------
Cash at end of period                                                        1,477,263           2,773,212
                                                                      ================    ================
Non-cash investing and financing activities:

     Dividends on Series F Preferred Stock                            $          1,760    $             --
                                                                      ================    ================
       Cancellation of marketable securities, subject to rescission   $     (1,090,000)   $             --
                                                                      ================    ================
       Cancellation of redeemable securities, net of discount         $        808,678    $             --
                                                                      ================    ================
Supplemental cash flow information:
Cash paid for interest                                                $         55,455    $         49,753
                                                                      ================    ================
Income taxes were not significant during the periods presented

        See accompanying notes to these consolidated financial statements

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial data as of July 31, 2005 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2005, and the results of their operations and their cash flows for the three months ended July 31, 2005 and 2004. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2006. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished.

ANZA is a holding company with one active subsidiary. All intercompany transactions have been eliminated in the accompanying consolidated financial statements. The Company's annual report on Form 10-K for the year ended April 30, 2005 should be read in connection with this quarterly report.

Certain prior year amounts have been reclassified for comparative purposes, these reclassifications have no effect on previously reported income or loss.

NOTE 2.  GOING CONCERN

In connection with the audit of the consolidated financial statements for the year ended April 30, 2005, the Company received a report from its independent auditors that included an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern, which contemplated that assets and liabilities would be settled at amounts in the normal course of business. ANZA incurred a loss from operations during the year ended April 30, 2005 and had an accumulated deficit as of April 30, 2005. In addition, AMRES is a defendant in a significant amount of litigation for which the outcome is uncertain. In some cases, management believes losses are covered by insurance. ANZA's industry in recent years has experienced increased competition. In addition, home sales have decreased during the past 4 months, having a slowing effect on the industry. Management's immediate plans are to reduce spending through management level pay decreases and the management of expenses. There are no assurances that management will be successful in its plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  SIGNIFICANT CUSTOMER CONCENTRATION

For the three months ended July 31, 2005 and 2004, three investors accounted for one hundred percent and eighty percent of the purchases of loans held for sale, respectively and accounted for one hundred percent and eight percent of the revenues from the mortgage banking business, respectively.

NOTE 4.  SEGMENT DISCLOSURE

Segments were determined based on services provided. Performance of the segments is evaluated on net income. For the three months ended July 31, 2005 and 2004, management has provided the following information with respect to its operating segments (in thousands).

                              Revenues           Net Income (Loss)         Assets
                          2005       2004        2005        2004       2005       2004
                        --------   --------    --------    --------   --------   --------
Loan brokering          $ 13,404   $ 13,377    $   (445)   $     21   $  3,221   $  4,164
Mortgage banking               8        119         (56)         30      1,134      7,622
Real Estate Brokerage         --        128          --          --         --          3
                        -----------------------------------------------------------------
                        $ 13,412   $ 13,624    $   (501)   $     51   $  4,355   $ 11,789
                        ========   ========    ========    ========   ========   ========

Corporate                     --         --          --          --         --          5
Escrow                        82         --           8          --         10         --
                        --------   --------    --------    --------   --------   --------

Total                   $ 13,494   $ 13,624    $   (493)   $     51   $  4,365   $ 11,794
                        ===================    ========    ========   ========   ========

NOTE 5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to ANZA and no grants were made to employees during the quarters ended July 31, 2005 and July 31, 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. In March 2005, the SEC announced it will permit companies to delay implementation until the beginning of their next fiscal year, instead of the next reporting period. Management has determined that they will adopt SFAS 123(R) as of the beginning of their next fiscal year, and is currently assessing the impact of this statement on its consolidated financial position and results of operations in 2006. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS 148, which amended SFAS 123 in December 2002.

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

NOTE 6.  LOANS HELD FOR SALE

Loans held for sale consist of conventional uninsured mortgages originated by the Company, with various interest rates.

                                         July 31, 2005                                 April 30, 2005
                                     ---------------------                           --------------------
                                          (Unaudited)

Loans Range                   Number of     Total Loan       Average       Number of      Total Loan       Average
-----------                   ----------    -----------      --------      ----------     -----------      -------
                                 Loans         Amount      Interest Rate      Loans          Amount      Interest Rate
                                 -----         ------      -------------      -----          ------      -------------
$20,000 to $100,000                  1          38,750        9.750%               4         200,620        9.69%
$100,001 to $200,000                 0               -           -                 3         422,774        7.12%
$200,001 to $300,000                 0               -           -                 2         530,880        3.70%
$300,001 to $400,000                 0               -           -                 1         361,580        1.00%
Over $400,000                        2       1,090,200         6.06%               8       4,390,340        2.23%
                              -----------------------------------------------------------------------
TTT                                  3      $1,128,950                            18      $5,906,194
 Deferred fees, net of costs                   (6,200)                                      (19,244)
                                        ---------------                               ---------------
                                            $1,122,750                                    $5,886,950
                                        ===============                               ===============

NOTE 7.  WAREHOUSE LINE OF CREDIT

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

As of the quarter ended July 31, 2005, there were three loans remaining on the line collateralized by loans held for sale. All loans were sold subsequent to the quarter ended July 31, 2005. The loans were charged the post maturity interest rate of 10.50% therefore creating a negative spread between the interest income collected from the borrower and the interest paid.

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following :

                                                  July 31, 2005   April 30, 2005
                                                   (unaudited)
Accrued salary and benefits                      $      299,835   $      352,721
Accrued loss contingencies                              887,251          887,052
Accrued professional fees                               316,435          312,500
Accrued interest                                         10,938           41,289
                                                 --------------   --------------
                                                 $    1,514,459   $    1,593,562
                                                 ==============   ==============

NOTE 9.  UNSECURED LINE OF CREDIT

The Company maintains a $75,000 unsecured line of credit. The line of credit is personally guaranteed by ANZA's chief executive officer. The interest rate is adjustable, based upon a published prime rate, plus an additional 7.75%. As of July 31, 2005, the Company had $868 outstanding related to this line of credit.

NOTE 10. ISSUANCE OF CONVERTIBLE NOTES AND WARRANTS BY A SUBSIDIARY

On October 11, 2004, the Company issued a secured convertible note payable totaling $125,000 to AMRES Holding, LLC, a related party partially owned and controlled by the Company's Chief Executive Officer. The note is secured by substantially all of AMRES' assets. Interest on this note is payable quarterly beginning on January 1, 2005 at 12% per annum, and the note matures on October 11, 2006. The note is convertible into the Company's common stock at 75% of the average closing bid price for the five days preceding the date of the conversion notice. As additional consideration, the Company issued a warrant to AMRES Holding, LLC to purchase 250,000 shares of the Company's common stock at $0.10 per share. The warrant is exercisable at any time between the closing date and a date which is five years from the closing date. The Company allocated the proceeds of the note to the note and warrants based on their relative fair values, resulting in a discount related to the warrant of $10,175. The discount is being amortized over the life of the note. As the conversion feature of the note at the time of issuance was beneficial to the holder, the Company recorded a discount on the note of $57,413. The discount is being amortized over the term of the note as interest expense. During the quarter ended July 31, 2005, the note was fully repaid, and the unamortized discount of $17,185 was immediately charged to interest expense.

On January 18, 2005, the Company issued a convertible note payable to a private investor totaling $55,000. The Company received proceeds, net of all costs and fees, in the amount of $47,980. Interest on this note is payable monthly at 10% per annum, and the note matures on June 15, 2005. The note is convertible into shares of AMRES common stock at 50% of the bid price of AMRES common stock as reported on the Pink Sheet Market for the three trading days immediately preceding the date of the conversion notice. As the conversion feature of the note at the time of issuance was beneficial to the holder, the Company recorded a discount on the note of $55,000. The discount is being amortized over the term of the note as interest expense. During the year ended April 30, 2005, $17,500 of this convertible note payable was converted into 2,000,000 shares of AMRES common stock. The unamortized discount amount of $7,621 at the time of conversion was immediately charged to interest expense. The convertible note payable matured on June 15, 2005 and the discount was fully amortized on the same day. The Company is currently in the process of negotiation with the note payable holder on repayment.

On February 10, 2005 the Company issued convertible notes payable to two private investors totaling $14,000 and $14,000. Interest on these notes are payable monthly at 8% per annum, and the notes mature on February 10, 2006. Both notes are immediately convertible into shares of AMRES common stock at a price equal to 50% of the average market price for the last three days prior to the conversion notice. As the conversion features of the notes at the time of issuance were beneficial to the holders, the Company recorded a discount on the notes of $14,000 and $14,000, respectively. The discounts are being amortized over the term of the notes as interest expense. During the year ended April 30, 2005, $0 and $4,500, respectively, of these convertible notes payable were converted into 0 and 525,862 shares, respectively, of AMRES common stock. The unamortized discount amount of $0 and $3,375, respectively, were immediately charged to interest expense. At July 31, 2005, the unamortized discounts amounted to $7,000 and $3,625, respectively, and are reflected as reductions in the convertible notes payable balance.

NOTE 11.  EARNINGS PER COMMON SHARE

ANZA presents basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities, including the Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock, were not included in the computations of loss per share for the three months ended July 31, 2005 since their effects are anti-dilutive.

NOTE 12.  STOCKHOLDERS' EQUITY

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

During the quarter ended July 31, 2005, the company issued a total of 32,900 shares of common stock valued at $1,760 as a payment of dividends on the Series F convertible preferred stocks.

During the quarter ended July 31, 2005, 51,250 common shares issued to Jeff Hemm
were  cancelled  as  a  result  of  the  legal   settlement.   See  Note  13  on
Contingencies, Settlements and Resolved Matters.

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

Settlements or Resolved Matters

In November 2003, a former employee filed a lawsuit against the Company, the Chief Executive Officer of the Company, and AMRES. The Complaint alleged breach of contract and fraud arising out of the plaintiff's employment with the Company, and requested damages in excess of $5,000,000, plus attorney fees, interest, penalties, and punitive damages. The trial date was continued until December 6, 2004, but the matter was settled through mediation on November 24, 2004. During the quarter ended July 31, 2005, 51,250 common shares issued to Jeff Hemm were cancelled as a result of the legal settlement. By the terms of the settlement agreement, the amount of the settlement is confidential but the terms were very favorable and resulted in no material impact to the Company.

On June 1, 2004, the Company agreed to settle a claim by a lender who sought recovery on two loans involving alleged misrepresentation by the borrowers. The claims were for amounts of approximately $200,000. On or about June 1, 2004, the Company executed a settlement agreement for a total amount of $120,000, with an initial payment of $60,000 on June 1, 2004 and subsequent monthly payments of $10,000 for six months. The $120,000 is accrued in the financial statements as of April 30, 2004. Subsequent to the quarter ended July 31, 2005, the Company has paid this obligation in full.

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

On or about September 7, 2004, a complaint was filed against the Company and its Chief Executive Officer alleging fraud, negligent misrepresentation and a promise made without intent to perform. The amount of damages claimed is approximately $250,000. On March 11, 2005, the Court sustained (without leave to amend) Defendants' Demurrer to plaintiff's Complaint. On May 25, 2005, the Court entered a Judgment of Dismissal of the entire action in the defendant's favor.

Active Litigation

On January 23, 2004, a former employee filed a claim against the Company in the Superior Court of California, for the County of Orange. The Complaint alleged breach of oral contract, claimed damages arising out of the plaintiff's employment with the Company, and requested damages in excess of $50,000 plus attorney fees, interest, penalties and punitive damages. On February 17, 2005, the Court granted the Company's Motion for Summary Adjudication and dismissed all but one cause of action. The Company believes the Plaintiff may be considering an appeal.

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

On June 8, 2005 a former consultant of the Company filed a complaint alleging that the Company owes him $125,000 plus attorneys' fees due to a breach of contract. The Company is defending vigorously and has filed a Cross-Complaint against the plaintiff as the Company believes that the plaintiff fraudulently induced the Company into entering into the contract in the first place. This matter has recently settled, pending a formal settlement agreement and dismissals of the complaint and cross-complaint.

On June 17, 2005 a Lender filed a Complaint against the Company alleging $70,000 in damages resulting from the Company breaching a repurchase agreement. The
Company is vigorously defending the matter and has filed a Cross-Complaint against the Lender, the Lender's President and one of the Lender's executives as the Company believes that the Cross-Defendants induced the Company into entering into the repurchase agreement under false pretenses. The Company also believes that Cross-Defendants should be forced to return the amounts already paid out by the Company on the repurchase agreement. The Company believes the matter is also being settled and is also pending a formal settlement agreement.

On July 26, 2005 a Lender filed a Complaint against the Company alleging breach of contract, negligence, and negligent misrepresentation. The Complaint alleges damages in excess of $25,000, punitive damages, attorney's fees, interest and costs. The complaint involves approximately 14 loans that allegedly originated at a former branch of the company in Michigan. Although the matter was recently filed, the company believes that substantial liability in this case wrests with the plaintiff itself as well as various individuals that were employed by the company but were acting outside the course and scope of their employment in relationship to the alleged damages suffered by plaintiff.

Additional Demands

On June 22, 2005, a Class Action Complaint was filed alleging that American Residential Funding unlawfully used a telephone facsimile machine to send at least one (1) unsolicited advertisement (unsolicited fax) defined in and in violation of the TCPA, 47 U.S.C., section 227(a)(4).

On June 28, 2005 a Complaint was filed  alleging  violations  of the  following:
Truth and Lending, Michigan Credit Services Protection Act, Michigan Home Solicitation Sales Act, Michigan Consumer Protection Act, Mortgage Brokers, Lenders & Servicers Act and Usury.

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

On September 26, 2005 a complaint alleging breach of contract was filed stating that defendant AMRES breached the terms contained within the AMRES Branch Operating and Management Agreement as follows: failure to provide the necessary qualifications and licensing from the Arizona State Banking Department; failure to provide and maintain qualified responsible individuals to represent AMRES; inability and failure to handle, process, and close residential loans in a timely manner; change of branch lender status without prior notice; charging loan fees which were in excess of the agreed fee structure.

NOTE 14. SUBSEQUENT EVENTS

Viking Investments Common Stock Purchase Agreement

         On September 19, 2005, the Company entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and the Company's sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of 10,279,369 shares of the Company's common stock and warrants to purchase a total of 3,450,000 shares of the Company's common stock (the
"Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to Anza or its management.

Gaulds Transaction

         On September 23, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of the Company's common stock in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to the Company or its management.

Asset Sale Agreement

         On September 30, 2005, the Company entered into a Reorganization, Stock and Asset Purchase Agreement by and among the Company and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby the Company will sell substantially all of its assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of the Company's ownership interest in its subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions are to occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking. Since this agreement is contingent upon the closing of certain other securities purchase agreements, the Company will not record the impact of this transaction until the related securities purchase agreements, as discussed above and below, close.

Series D Preferred Stock and Common Stock Transaction

         On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of the Company's common stock, 8,201.5 shares of the Company's Series D Preferred stock, and warrants to purchase 750,000 shares of the Company's common stock, in exchange for the total purchase price of $125,000. The Sellers do not bear a related-party relationship to Anza or its management. These securities will all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported above.

GunAllen Transaction

         On October 12, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005, by and between AMRES Holding and GunnAllen Financial, Inc., a Florida corporation ("GunnAllen"), whereby GunnAllen will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 450,000 shares of the Company's common stock in exchange for the total purchase price of $5,000. GunnAllen does not bear a related-party relationship to Anza or its management.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended April 30, 2005 and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based.

OVERVIEW

         We are a holding company which currently operates primarily through one
(1) active subsidiary.

      o AMERICAN RESIDENTIAL FUNDING, INC., a Nevada Corporation (AMRES) provides home financing through loan brokerage and banking

Inactive Subsidiaries

      o TITUS REAL ESTATE, LLC, a California limited liability company (TITUS REAL ESTATE) is currently non-operational.


      o BRAVO REALTY.COM, a Nevada Corporation (BRAVO), was a real estate sales company focused solely in California. BRAVO REAL ESTATE SERVICES, INC. (BRAVO REAL ESTATE NETWORK) and Bravo Realty.com were sold in April, 2005.

Discontinued Operations:

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

                            Percentage of Total Revenues by Service

                             % YTD Revenue         % YTD Revenue
                             July 31, 2005         July 31, 2004
                           ------------------    -------------------
Loan Brokering                         99.9%                  98.3%
Mortgage Banking                         .1%                    .9%
Real Estate Brokerage                   .0 %                  0.8 %

        Total                          100 %                  100 %

CRITICAL ACCOUNTING POLICIES

         Anza's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Anza, including information regarding contingencies, risk and financial condition. Anza believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout Anza. Primary areas where financial information of Anza is subject to the use of estimates, assumptions and the application of judgment include losses on loans held for sale and indemnifications associated with loans brokered. In addition, we are subject to litigation in the normal course of business. We assess the probability and financial exposure when determining when a liability for losses should be recorded. In addition, the recoverability of deferred tax assets must be assessed as to whether these assets are likely to be recovered by Anza through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Revenue Recognition

Commissions generated from brokering loans are recognized at the date of settlement. Loan origination fees are deferred and recorded upon the sale of loans to third parties without recourse, and whereby ANZA has no continuing involvement.

Loans Held for Sale

Loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than holding them for investment. AMRES sells loans to institutional loan buyers under existing contracts. AMRES sells the servicing rights to its loans at the time it sells those loans. Typically, AMRES sells the loans with limited recourse. This means that, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event AMRES is required to repurchase a loan, management will assess the impact of losses, which results from a repurchased loan. To date, no loans have been repurchased which were originated, funded and sold by AMRES; however, the Company has participated in settlements for damages as a result of default loans. The mortgage banking operations have been discontinued as of May 31, 2005 because of the closure of the warehouse line of credit due to AMRES inability to meet the maximum deductible requirement for the errors and omissions insurance. As of the quarter ended July 31, 2005, there were three loans held for sale which were sold subsequent to the quarter ended July 31, 2005.

Gains and losses on loans sold are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds and the basis of the loan sold. Basis in the loans held for sale includes the cost of the loan, less loan and processing fees charged to the borrower, plus certain direct costs. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Management evaluates impairment of loans held for sale based on their estimated fair value. If impairment exists, AMRES records a charge to earnings. During the quarter ended July 31, 2005, AMRES realized a net gain on the sale of loans of $8,184.

Income Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the three months ended July 31, 2005 and 2004, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004

Introduction

         Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues.

                                       Quarter Ended     Quarter Ended      Dollar
                                       July 31, 2005     July 31, 2004      Change         % Change
                                        ------------     ------------    ------------    ------------
Revenues                                $ 13,494,852     $ 13,623,934    $   (129,082)          (0.95%)


Gross Profit %                                  28.3%            20.7%            N/A             7.6%

General and Administrative Expenses        2,870,083        2,325,388         544,695           23.42%

Selling and Marketing                      1,039,071          461,763         577,308          125.02%
Net Income (Loss) available to common
stockholders                                (492,629)          51,265        (543,894)      (1,060.95)%

Revenues

         Out of revenues of $13,494,852 for the quarter ended July 31, 2005, $13,486,668, or 99%, were generated from broker commissions, compared to total revenues of $13,623,934 and revenues from broker commissions of $13,377,202 (98%) for the quarter ended July 31, 2004. Total revenues decreased by $129,082 or .95% for the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004. The decrease in revenues is directly related to the decline in the refinance market and increase in property values.

         AMRES is the only active subsidiary under ANZA and has generated 100% of the revenue this quarter.

Costs of Revenues

         Cost of revenues are comprised of salaries to employees along with commissions. Commissions are paid on loans funded. Other costs include other various loan related expenses, such as referral fees, processing fees, underwriting fees, and other miscellaneous fees related to brokered revenues. Cost of revenues decreased by $1,131,910 or 10.47%, for the quarter ended July 31, 2005, to $9,677,118 from $10,809,028 for the quarter ended July 31, 2004.
Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $118,717, or 100%. These decreases are directly related to the discontinued operations of Expidoc.com and the transfer of ownership of bravorealty.com.

Consolidated gross profit increased by $1,002,828, or 35.6% for the quarter ended July 31, 2005 to $3,817,734 from $2,814,906 for the quarter ended July 31, 2004. As a percentage of revenue, the gross profit increased by approximately 7.6%. The increase in the gross profit was attributable to the decrease in commissions paid and more of the income residuals were transferred to branch accounts. The increase of the gross profit as a percentage of the revenue was due to decreased commissions paid and increase in rebates from lenders

General and Administrative Expenses

         General and administrative expenses totaled $2,870,083 for the quarter ended July 31, 2005, compared to $2,325,388 for the quarter ended July 31, 2004. This increase of $544,695 can be directly attributed to increase in branch personnel expenses and branch management expenses.

Selling and Marketing Expense

         Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the quarter ended July 31, 2005 amounted to $1,039,071 compared to $461,763 in the quarter ended July 31, 2004. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

         Interest expense was $382,228 as of July 31, 2005, compared to $49,753 as of July 31, 2004. Interest expense is primarily related to interest paid on our warehouse line of credit. The line of credit was not renewed upon maturity on May 31, 2005 due to Anza's inability to meet the errors and omissions maximum deductible guideline of the warehouse line provider. The increase in interest expense for the quarter ended July 31, 2005, was also attributed to the amortization of discounts related to Series G Preferred stocks totaling $281,322.

Income Taxes

         Our income taxes have not been material during the periods presented because of utilization of Anza's net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2004 and 2005. The Company has no significant current or deferred income tax expense during the periods presented.

Net Income (Loss)

AMRES realized a net loss of $490,869 for the quarter ended July 31, 2005 compared to a net income of $51,265 for the quarter ended July 31, 2004. This was due to the significant drop in production attributed to the decline in the refinance market.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

         Our cash position remains strong with over $1.4 million on hand as of July 31, 2005. Our current liabilities exceed our current assets by $1,442,552. However, if our revenues continue to decline and we are unable to offset the declines by shedding overhead costs, our cash balances will decrease noticeably. In addition, any significant changes to our estimates of exposure from contingent liabilities could have a severe adverse effect on our liquidity and capital resources

Cash Flows

         Net cash provided by (used in) operating activities was $4,950,759 for the three months ended July 31, 2005, compared to ($3,107,574) for the three months ended July 31, 2004. For the three months ended July 31, 2005, we recorded a net (loss) of ($490,869) compared to a net income of $51,265 for the three months ended July 31, 2004. In both periods, the changes in our loans held for sale was the primary contributor to the net cash provided by (used in) operating activities in the amount of $4,764,200 and ($3,817,012) as of July 31, 2005 and 2004, respectively. In addition, for the current three months, an increase in commissions payable in the amount of $667,613 and an increase in accounts payable in the amount of $37,488 were contributors to the cash provided by operating activities.

         Net cash (used in) investing activities was ($1,226) for the three months ended July 31, 2005 compared to cash (used in) investing activities of ($3,500) for the three months ended July 31, 2004. For the three months ended July 31, 2005, net cash used in investing activities relates acquisition of property and equipment.

         Net cash provided by (used in) financing activities was ($4,789,110) and $3,679,761 for the three months ended July 31, 2005 and July 31, 2004, respectively. The most significant contributor to the cash used in financing activities during the quarter ended July 31, 2005, relates primarily to payments on our warehouse line of credit in the amount of $(4,789,978). In the quarter ended July 31, 2004, the only inclusion in the net cash provided by financing activities was from advances from our warehouse line of credit.

Liquidity

         Our cash on hand at July 31, 2005 amounted to $1,477,263 and our working capital shortfall was $1,442,552. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which included our warehouse line of credit. We have no long-term debt which we need to service in the near term.

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

ITEM 4   CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures

            We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

            A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of July 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

            1. We were unable to meet our requirements to timely file our Form 10-Q for the quarter ended July 31, 2005 or our Form 10-K for the year ended April 30, 2005. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

            2. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-Q for the quarter ended July 31, 2005 or our Form 10-K for the year ended April 30, 2005. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

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

Other Proceedings

         On June 8, 2005 a former consultant of the Company filed a complaint alleging that the Company owes him $125,000 plus attorneys' fees due to a breach of contract. The Company is defending vigorously and has filed a Cross-Complaint against the plaintiff as the Company believes that the plaintiff fraudulently induced the Company into entering into the subject contract. The Company believes this matter has been settled, pending a formal settlement agreement and dismissals of the complaint and cross-complaint.

         On June 17, 2005 a Lender filed a Complaint against the Company alleging $70,000 in damages resulting from the Company breaching a repurchase agreement. The Company is vigorously defending the matter and has filed a Cross-Complaint against the Lender, the Lender's President and one of the Lender's executives as the Company believes that the Cross-Defendants induced the Company into entering into the repurchase agreement under false pretenses. The Company also believes that Cross-Defendants should be forced to return the amounts already paid out by the Company on the repurchase agreement. The Company believes the matter is also being settled and is also pending a formal settlement agreement.

         In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. The aggregate amount of all claims from the various other legal proceedings pending against us is approximately $500,000. In the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 20, 2005, we issued a total of 825,552 shares of our common stock, restricted in accordance with Rule 144, to the three holders of our Series D Convertible Preferred Stock as payment of dividends due through March 31, 2005. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and shareholders were believed to be accredited and/or sophisticated.

         On June 20, 2005, we issued a total of 164,500 shares of our common stock, restricted in accordance with Rule 144, to Vincent Rinehart, an officer and director, as payment of dividends through June 30, 2005 on our Series F Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         There have been no events which are required to be reported under this Item.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no events which are required to be reported under this Item.

ITEM 5   OTHER INFORMATION

          On September 19, 2005, we entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and our sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of 10,279,369 shares of our common stock and warrants to purchase a total of 3,450,000 shares of our common stock (the "Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to Anza or its management.

         On September 23, 2005, we received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of Anza in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to Anza or its management.

         On September 30, 2005, we entered into a Reorganization, Stock and Asset Purchase Agreement by and among Anza and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby we will sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of our ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions will occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking.

         On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of our common stock, 8,201.5 shares of our Series D Preferred stock, and warrants to purchase 750,000 shares of our common stock, in exchange for the total purchase price of $125,000. The Sellers do not bear a related-party relationship to Anza or its management. These securities will all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in our Current Report on Form 8-K dated September 23, 2005.

ITEM 6   EXHIBITS

(a)      Exhibits

          3.1(1) Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 14, 2003.

          3.2(1)   Second Restated Bylaws of Anza Capital, Inc.

          4.1(1) Certificate of Designation for Series D Convertible Preferred Stock

          4.2(1) Certificate of Designation for Series E Convertible Preferred Stock

          4.3(1) Certificate of Designation for Series F Convertible Preferred Stock

          4.4(2) Certificate of Designation of Series G Convertible Preferred Stock

          10.1(3)  Common Stock Purchase Agreement dated September 19, 2005.

          10.2(3)  Securities Purchase Agreement dated September 16, 2005.

          10.3(4) Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

          10.4(4)  Stock Purchase Agreement dated September 30, 2005.

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

           (3) Incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on September 23, 2005.

           (4) Incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on October 3, 2005.

(b) Reports on Form 8-K

         On June 24, 2005, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of 990,052 shares of our common stock to the holders of our Series D and Series F Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 2005                     /s/ Vincent Rinehart
                                   --------------------------------------------
                                   By:      Vincent Rinehart
                                   Its:     President, Chairman, Chief
                                            Executive Officer, Chief
                                            Financial Officer, Chief
                                            Accounting Officer, and Director