Form 10-Q
period 2005-10-31
ANZA CAPITAL INC
filed 2005-12-15
CIK 926844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2005

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

                      Applicable only to corporate issuers

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 2, 2005, there were 10,435,148 shares of common stock issued and 6,297,648 shares of common stock outstanding.

                               ANZA CAPITAL, INC.


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION................................................3


ITEM 1   Financial Statements.................................................3


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................20


ITEM 3   Quantitative and Qualitative Disclosures About Market Risk..........27


ITEM 4   Controls and Procedures.............................................27


PART II - OTHER INFORMATION..................................................29


ITEM 1   Legal Proceedings...................................................29


ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds.........29


ITEM 3   Defaults Upon Senior Securities.....................................29


ITEM 4   Submission of Matters to a Vote of Security Holders.................29


ITEM 5   Other Information...................................................29


ITEM 6   Exhibits............................................................30

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

ITEM 1   Financial Statements

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                October 31, 2005    April 30, 2005
                                                                                  (Unaudited)
                                                                                  ------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $  1,314,794       $  1,316,840
     Commissions receivable and accounts receivable                                    961,907          1,234,658
     Loans held for sale, net                                                             --            5,886,950
     Marketable securities, subject to rescission                                         --            1,090,000
     Prepaids and other current assets                                                  12,882             18,102
                                                                                  ------------       ------------
Total current assets                                                              $  2,289,583       $  9,546,550

Property and equipment, net                                                            157,984            183,792
Other assets                                                                            47,334             47,334
                                                                                  ------------       ------------
Total assets                                                                      $  2,494,901       $  9,777,676
                                                                                  ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $     99,770       $     80,845
     Commissions payable                                                             2,073,877          2,091,129
     Warehouse line of credit                                                             --            5,778,298
     Accrued liabilities                                                             1,881,887          1,593,562
     Unsecured line of credit                                                           70,868             75,000
     Other current liabilities                                                          52,008             26,918
     Convertible notes payable, net of discount of $3,625 and $51,141                   57,375             56,094
     Redeemable securities, net of discount                                               --              808,678
                                                                                  ------------       ------------
Total liabilities                                                                 $  4,235,785       $ 10,510,524
                                                                                  ------------       ------------

Stockholders' equity (deficit): Preferred stock, 2,500,000 shares authorized:
     Class D convertible preferred stock, no par value; liquidation value of
     $126.81 per share; 15,000 shares authorized; 8,201.5 shares outstanding as of October 31, 2005 and April 30, 2005
     respectively                                                                    1,040,222          1,040,222
     Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800 shares issued and outstanding as of October 31, 2005 and April 30,
     2005 respectively                                                                 313,490            313,490
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,435,148 and
     10,486,398 shares issued as of October 31, 2005 and April 30, 2005, respectively; 6,297,648 and 6,315,998 shares outstanding as of October 31,
     2005 and April 30, 2005
     respectively                                                                        6,298              6,316
Additional paid in capital                                                          16,024,219         16,022,441
Accumulated deficit                                                                (19,125,113)       (18,115,317)
                                                                                  ------------       ------------
Total stockholders' equity (deficit)                                              $ (1,740,884)      $   (732,848)
                                                                                  ------------       ------------

Total liabilities and stockholders' equity                                        $  2,494,901       $  9,777,676
                                                                                  ============       ============

        See accompanying notes to these consolidated financial statements

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                              ------------    ------------    ------------    ------------
                                              October  31,    October  31,    October  31,    October  31,
                                                   2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
Revenues:
          Broker commissions                  $ 12,514,311    $ 11,964,772    $ 26,000,979    $ 25,341,974
          Sales of loans, net                       22,888         161,262          31,072         280,087
          Notary and other                              --         278,761              --         406,667
                                              ------------    ------------    ------------    ------------
                                                12,537,199      12,404,795      26,032,051      26,028,728
                                              ------------    ------------    ------------    ------------
Cost of revenues:
          Cost of mortgage related revenues      8,488,063       9,062,179      18,165,181      19,752,490
          Notary and other                              --         254,885              --         373,602
                                              ------------    ------------    ------------    ------------
                                                 8,488,063       9,317,064      18,165,181      20,126,092
                                              ------------    ------------    ------------    ------------
Gross profit                                     4,049,136       3,087,731       7,866,870       5,902,636
                                              ------------    ------------    ------------    ------------
Operating expenses:
          General and administrative             2,853,129       3,947,261       5,723,212       6,272,649
          Selling and marketing                  1,183,998         439,454       2,223,069         901,216
          Provision for litigation losses          500,000              --         500,000              --
                                              ------------    ------------    ------------    ------------
                                                 4,537,127       4,386,715       8,446,281       7,173,865
                                              ------------    ------------    ------------    ------------
Operating income (loss)                           (487,991)     (1,298,984)       (579,411)     (1,271,229)
Interest expense                                   (37,740)        (65,180)       (419,968)       (114,933)
Interest income                                     17,044          47,239          43,386         120,502
Other expenses                                      (8,480)             --         (52,043)             --
                                              ------------    ------------    ------------    ------------
Net (loss)                                    $   (517,167)   $ (1,316,925)   $ (1,008,036)   $ (1,265,660)
Preferred Stock dividends                               --              --          (1,760)             --
                                              ------------    ------------    ------------    ------------
Net loss available to common shareholders     $   (517,167)   $ (1,316,925)   $ (1,009,796)   $ (1,265,660)
                                              ============    ============    ============    ============
Earnings (loss) per common share:
     Basic:
          Weighted average number of common      6,297,648       4,869,896       6,311,090       4,869,896
shares
          Net loss  per common share          $      (0.08)   $      (0.27)   $      (0.16)   $      (0.26)
     Diluted:
          Weighted average number of common      6,297,648       4,869,896       6,311,090       4,869,896
shares
          Net loss  per common share          $      (0.08)   $      (0.27)   $      (0.16)   $      (0.26)

        See accompanying notes to these consolidated financial statements

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months        Six Months
                                                                           Ended             Ended
                                                                     October 31, 2005  October 31, 2004
                                                                        -----------       -----------
Cash flows from operating activities:
     Net loss                                                           $(1,008,036)      $(1,265,660)
     Adjustments to reconcile net loss  to net cash used
         in operating activities:
     Depreciation                                                            27,034            35,798
       Consulting expense                                                        --           900,000
       Amortization of discounts on convertible notes                        47,516                --
       Loss on cancellation of Series G Preferred Stock                     281,322                --
     Changes in operating assets and liabilities:
         Decrease in commissions and accounts receivable                    272,751           638,278
           Decrease (Increase) in loans held for sale, net                5,886,950        (4,146,340)
         Decrease in prepaids and other current assets                        5,220             5,771
           Increase (Decrease) in accounts payable                           18,925          (105,193)
           (Decrease) Increase in commissions payable                       (17,252)          325,259
           Increase (Decrease) in accrued and other liabilities             302,180           (61,132)
                                                                        -----------       -----------
     Net cash provided by (used in) operating activities                  5,816,610        (3,673,219)
                                                                        -----------       -----------
Cash flows from investing activities:
      Acquisitions of property and equipment                                 (1,226)               --
     Other assets, net                                                           --             1,100
                                                                        -----------       -----------
     Net cash provided by (used in) investing activities                     (1,226)            1,100
                                                                        -----------       -----------
Cash flows from financing activities:
     Payments on warehouse line of credit, net                           (5,778,298)        4,007,536
       Payments on unsecured line of credit, net                             (4,132)               --
     Payments on convertible notes payable                                  (35,000)               --
                                                                        -----------       -----------
     Net cash (used in) provided by financing activities                 (5,817,430)        4,007,536
                                                                        -----------       -----------
Net (decrease) increase in cash and cash equivalents                         (2,046)          335,417
Cash and cash equivalent at beginning of period                           1,316,840         2,204,525
                                                                        -----------       -----------
Cash and cash equivalent at end of period                               $ 1,314,794       $ 2,539,942
                                                                        ===========       ===========
Non-cash investing and financing activities:
       Minority interest in consolidated subsidiary                     $        --       $   356,435
                                                                        ===========       ===========
       Securities exchange agreement                                    $        --       $ 1,000,000
                                                                        ===========       ===========
       Dividends of Series F Preferred Stock                            $     1,760       $        --
                                                                        ===========       ===========
      Cancellation of marketable securities, subject to rescission      $(1,090,000)      $        --
                                                                        ===========       ===========
       Cancellation of redeemable securities, net of discount           $   808,678       $        --
                                                                        ===========       ===========
Supplemental cash flow information:
Cash paid for interest                                                  $    88,635       $   115,932
                                                                        ===========       ===========

Income taxes were not significant during the periods presented

        See accompanying notes to these consolidated financial statements

                      NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.   Unaudited interim financial statements

The interim financial data as of October 31, 2005 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 2005, and the results of their operations and their cash flows for the three and six months ended October 31, 2005 and 2004. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2006. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished.

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

Note 3.  Significant Customer Concentration

For the six months ended October 31, 2005 and 2004, three investors accounted for one hundred percent and eighty percent of the purchases of loans held for sale, respectively and accounted for one hundred percent and eighty percent of the revenues from the mortgage banking business, respectively.

Note 4.  Segment disclosure

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on net income (loss). For the three and six months ended October 31, 2005 and 2004, management has provided the following information with respect to its operating segments (in thousands).

                                                    Three Months Ended October 31,
                                  Revenues                     Net Loss                       Assets
                             2005          2004           2005           2004           2005          2004
                           --------      --------       --------       --------       --------      --------
Loan brokering             $ 12,426      $ 11,965       $   (561)      $   (339)      $  2,466      $  3,167
Mortgage banking                 23           161             53             20              8         7,797
Real Estate Brokerage            --           279             --              2             --             3
                           --------      --------       --------       --------       --------      --------
                           $ 12,449      $ 12,405       $   (508)      $   (317)      $  2,474      $ 10,967

Corporate                        --            --             --         (1,000)            --         2,450
Escrow                           88            --       $     (9)            --             21            --
                           --------      --------       --------       --------       --------      --------
Total                      $ 12,537      $ 12,405       $   (517)      $ (1,317)      $  2,495      $ 13,417
                           ========      ========       ========       ========       ========      ========

                                                      Six Months Ended October 31,
                                  Revenues                     Net Loss                       Assets
                             2005          2004           2005           2004           2005          2004
                           --------      --------       --------       --------       --------      --------
Loan brokering             $ 25,831      $ 25,342       $ (1,006)      $   (318)      $  2,466      $  3,167
Mortgage banking                 31           280             (3)            50              8         7,797
Real Estate Brokerage             0           407              0              2             --             3
                           --------      --------       --------       --------       --------      --------
                           $ 25,862      $ 26,029       $ (1,009)      $   (266)      $  2,474      $ 10,967
                           ========      ========       ========       ========       ========      ========

Corporate                        --            --             --         (1,000)            --         2,450
Escrow                          170            --             (1)            --             21            --
                           --------      --------       --------       --------       --------      --------
Total                      $ 26,032      $ 26,029       $ (1,010)      $ (1,266)      $  2,495      $ 13,417
                           ========      ========       ========       ========       ========      ========

Note 5.  Impact of Recently Issued Accounting Statements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to ANZA and no grants were made to employees during the six months ended October 31, 2005 and October 31, 2004.

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

Note 6.  Loans Held for Sale

Loans held for sale consisted of conventional uninsured mortgages originated by the Company, with various interest rates. The mortgage banking operations of AMRES was discontinued as of May 31, 2005 due to non-renewal of the warehouse line of credit. Details of the loans as of April 30, 2005 were as follows:

                                              October 31, 2005                                April 30, 2005
                               -------------------------------------------      ---------------------------------------------
                                               (Unaudited)
                                                                 Average
                                Number of      Total Loan        Interest       Number of       Total Loan         Average
Loans Range                      Loans           Amount            Rate           Loans           Amount        Interest Rate
-------------------------      ----------      ----------       ----------      ----------      ----------      -------------
$20,000 to $100,000                    --              --               --               4      $  200,620               9.69%
$100,001 to $200,000                   --              --               --               3         422,774               7.12%
$200,001 to $300,000                   --              --               --               2         530,880               3.70%
$300,001 to $400,000                   --              --               --               1         361,580               1.00%
Over $400,000                          --              --               --               8       4,390,340               2.23%
                               ----------      ----------                       ----------      ----------
                                       --      $       --                               18      $5,906,194
Deferred Fees net of cost                              --                                          (19,244)
                                               ----------                                       ----------
                                               $       --                                       $5,886,950
                                               ==========                                       ==========

Note7.  Warehouse Line of Credit

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

All loans held for sale were sold during the quarter ended October 31, 2005. The loans were charged the post maturity interest rate of 10.50% therefore creating a negative spread between the interest income collected from the borrower and the interest paid.

Note 8.  Accrued Liabilities

Accrued liabilities consist of the following :

                                          October 31, 2005     April 30, 2005
                                             (unaudited)
Accrued salary and benefits                  $  314,431          $  352,721
Accrued loss contingencies                    1,248,526             887,052
Accrued professional fees                       316,435             312,500
Accrued interest                                  2,495              41,289
                                             ----------          ----------
                                             $1,881,887          $1,593,562
                                             ==========          ==========

During the quarter, our Chief Executive Officer elected to defer a portion of his compensation. As of October 31, 2005, the total amount deferred is $18,000. This amount is reflected as accrued salary and benefits on the consolidated financial statements.

Note 9.  Unsecured Line of Credit

The Company maintains a $75,000 unsecured line of credit. The line of credit is personally guaranteed by ANZA's chief executive officer. The interest rate is adjustable, based upon a published prime rate, plus an additional 7.75%. As of October 31, 2005, the Company had $70,868 outstanding related to this line of credit.

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

On February 10, 2005 the Company issued convertible notes payable to two private investors totaling $14,000 and $14,000. Interest on these notes are payable monthly at 8% per annum, and the notes mature on February 10, 2006. Both notes are immediately convertible into shares of AMRES common stock at a price equal to 50% of the average market price for the last three days prior to the conversion notice. As the conversion features of the notes at the time of issuance were beneficial to the holders, the Company recorded a discount on the notes of $14,000 and $14,000, respectively. The discounts are being amortized over the term of the notes as interest expense. During the year ended April 30, 2005, $0 and $4,500, respectively, of these convertible notes payable were converted into 0 and 525,862 shares, respectively, of AMRES common stock. The unamortized discount amount of $0 and $3,375, respectively, were immediately charged to interest expense. At October 31, 2005, the unamortized discounts amounted to $3,500 and $125, respectively, and are reflected as reductions in the convertible notes payable balance.

Note 11.  Earnings (Loss) Per Common Share

ANZA presents basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities, including the Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock, were not included in the computations of loss per share for the three months and six months ended October 31, 2005 and 2004 since their effects are anti-dilutive.

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

During the quarter ended July 31, 2005, 51,250 common shares issued to Jeff Hemm were cancelled as a result of the legal settlement. See Note 14 on Contingencies, Settlements and Resolved Matters.

Note 13.   Other Equity Transactions

Viking Investments Common Stock Purchase Agreement

      On September 19, 2005, the Company entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and the Company's sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of 10,279,369 shares of the Company's common stock and warrants to purchase a total of 3,450,000 shares of the Company's common stock (the "Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about December 30, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to Anza or its management.

Gaulds Transaction

      On September 23, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about December 30, 2005, warrants to acquire 2,000,000 shares of the Company's common stock in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to the Company or its management.

Asset Sale Agreement

      On September 30, 2005, the Company entered into a Reorganization, Stock and Asset Purchase Agreement by and among the Company and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby the Company will sell substantially all of its assets to AMRES Holding, on or about December 30, 2005, including but not limited to all of the Company's ownership interest in its subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions are to occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking. Since this agreement is contingent upon the closing of certain other securities purchase agreements, the Company will not record the impact of this transaction until the related securities purchase agreements, as discussed above and below, close.

Series D Preferred Stock and Common Stock Transaction

      On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about December 30, 2005, an aggregate of 3,043,945 shares of the Company's common stock, 8,201.5 shares of the Company's Series D Preferred stock, and warrants to purchase 750,000 shares of the Company's common stock, in exchange for the total purchase price of $125,000. The Sellers do not bear a related-party relationship to Anza or its management. These securities will all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported above.

GunnAllen Transaction

On October 12, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005, by and between AMRES Holding and GunnAllen Financial, Inc., a Florida corporation ("GunnAllen"), whereby GunnAllen will sell to AMRES Holding, on or about December 30, 2005, warrants to acquire 450,000 shares of the Company's common stock in exchange for the total purchase price of $5,000. GunnAllen does not bear a related-party relationship to Anza or its management

Note 14. Contingencies

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

During the year ended April 30, 2004, the Company received two demands for payment from HUD on claims totaling approximately $170,000. The first demand involved losses on five properties and the second demand involved losses on an additional property. All six properties were part of the original 23 properties referred to above. The Company carries errors and omissions insurance coverage, however, the Company received notification from their errors and omissions insurance carrier that their claim for coverage was denied. As a result of this denial, the Company estimated that their total potential liability under the indemnification agreement is approximately $300,000.

To date, the Company received demands for payments in the approximate amount of $250,000 and has paid all of the outstanding balance except for $110,000 for which the Company is requesting a partial credit of $60,000 from HUD. The $60,000 represents a surplus that HUD received on the sale of two of the indemnified properties.

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

In June 2005, the Company was audited by the State of Virginia. The Company received the results of this audit and there were only minor issues raised and nominal fines assessed.

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

During the current fiscal year, a lender requested that the Company reimburse them for two loans which went into default and were subsequently sold for a $150,000 loss. The loans were brokered by a branch of the Company. On July 19, 2004, the Company settled with the lender agreeing to make monthly payments of $10,000 starting on August 1, 2004 until a total of $138,000 was paid. As of April 30, 2005, the Company had paid $80,000 related to this settlement, with the balance of $58,000 included in accrued liabilities in the accompanying consolidated balance sheet. This matter was recently settled without any further financial impact on the Company.

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

      In May of 2004 a borrower filed suit against the Company, a branch manager and an individual, for allegations of fraud amongst other causes of action. The suit alleges that the individual named Paul Robertson deceived the borrowers who were seeking a construction loan to build a house on a vacant lot. The plaintiffs claim that they never received the house or the funds to construct the house and are seeking "compensatory damages exceeding $75,000" and "punitive damages exceeding $75,000". The plaintiffs are also seeking "reasonable attorneys' fees and costs. The Company is defending on the grounds that Robertson was not their agent and to the extent that he and the agent were somehow defrauding borrowers, it was being done outside of the course and scope of any agency relationship with the Company. The Company believes that the case lacks merit and is defending vigorously. This case has just recently settled but the company's insurance carrier has indicated that it will be seeking a portion of the $215,000 it paid towards the settlement as an offset for claims it asserts are uncovered under the company's policy.

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

On June 8, 2005 a former consultant of the Company filed a complaint alleging that the Company owes him $125,000 plus attorneys' fees due to a breach of contract. The Company defended vigorously and filed a Cross-Complaint against the plaintiff, as the Company believed that the plaintiff fraudulently induced the Company into entering into the contract in the first place. This matter recently settled, a formal settlement agreement has been executed and dismissals of the complaint and cross-complaint have been filed.

On June 17, 2005 a Lender filed a Complaint against the Company alleging $70,000 in damages resulting from the Company breaching a repurchase agreement. The Company vigorously defended the matter and filed a Cross-Complaint against the Lender, the Lender's President and one of the Lender's executives, as the Company believed that the Cross-Defendants induced the Company into entering into the repurchase agreement under false pretenses. The Company also believed that Cross-Defendants should have been forced to return the amounts already paid out by the Company on the repurchase agreement. The matter has settled and all formal settlement agreements have been executed.

Active Litigation

On January 23, 2004, a former employee filed a claim against the Company in the Superior Court of California, for the County of Orange. The Complaint alleged breach of oral contract, claimed damages arising out of the plaintiff's employment with the Company, and requested damages in excess of $50,000 plus attorney fees, interest, penalties and punitive damages. On February 17, 2005, the Court granted the Company's Motion for Summary Adjudication and dismissed all but one cause of action. The Court recently granted the Company's Motion for Summary Adjudication as to the final cause of action and dismissed the case. The Company believes the Plaintiff may be considering an appeal.

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

On or about November 24, 2004, a Class Action case was filed against the Company, one of its former Branch Managers, and a third party entity, Spectrum Funding Group, Inc., which is operated by said former Branch Manager. The Complaint alleges damages & equitable relief for violations of the California Labor Codes; and California Unfair Business Practices Act. The matter was tendered to the former Branch Manager for indemnification based on his contract with the Company. The Company believes that the matter lacks merit and is defending vigorously. The Company believes that this matter will likely be resolved with a nominal financial impact on the Company.

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

On July 26, 2005 a Lender filed a Complaint against the Company alleging breach of contract, negligence, and negligent misrepresentation. The Complaint alleges damages in excess of $25,000, punitive damages, attorney's fees, interest and costs. Plaintiff has provided actual damage estimates in the range of $300,000 to $350,000. The complaint involves approximately 14 loans that allegedly originated at a former branch of the company in Michigan. Although the matter was recently filed, the company believes that substantial liability in this case wrests with the plaintiff itself as well as various individuals that were employed by the company but were acting outside the course and scope of their employment in relationship to the alleged damages suffered by plaintiff. The Company recently received a notice that its insurance carrier is denying coverage for this case. The Company will be appealing the denial while it continues to defend the matter.

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

On September 6, 2005, a Complaint was filed by a Lender alleging breach of contract and negligence as to Defendant AMRES stating that due to misrepresentation or fraud contained in the loan files AMRES has breached the "Lending Agreement" filed a complaint against the Company. The claim involves alleged deficiencies with as many as 80 loans with alleged damages in the range of $400,000 to $450,000. The Company also received a notice that its insurance carrier is denying coverage for this case. The Company will be appealing this denial as well. The Company believes that it has valid defenses and is defending the case vigorously.

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

On August 24, 2005 a complaint was filed, alleging unpaid commissions in an amount exceeding $120,000, as well as, violations of Colorado Wage Statute, CRS section 8-4-109. The Complaint also seeks attorney's fees, penalties and punitive damages, interest and costs pursuant to CRCP 16.1(c). The Company will be defending the matter vigorously and will be seeking to have the case transferred to California. The contract upon which the Complaint is based provides for the proper venue for such contract claims to be in Orange County, California, where the Company is based.

ITEM 2   Management's Discussion and Analysis or Plan of Operation

      This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended April 30, 2005, the Company's 10-Q for the period ended July 31, 2005, and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based.

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

                     Percentage of Total Revenues by Service

                                   % YTD Revenue         % YTD Revenue
                                  October 31, 2005      October 31, 2004
                                 -------------------   -------------------
      Loan Brokering                      99.88%               97.0%
      Mortgage Banking                      .12%               1.07%
      Real Estate Brokerage                 .00%               1.93%

              Total                      100.00%             100.00%

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

Loans Held for Sale

      Loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than holding them for investment. AMRES sells loans to institutional loan buyers under existing contracts. AMRES sells the servicing rights to its loans at the time it sells those loans. Typically, AMRES sells the loans with limited recourse. This means that, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event AMRES is required to repurchase a loan, management will assess the impact of losses, which results from a repurchased loan. To date, no loans have been repurchased which were originated, funded and sold by AMRES; however, the Company has participated in settlements for damages as a result of default loans. The mortgage banking operations have been discontinued as of May 31, 2005 because of the closure of the warehouse line of credit due to AMRES inability to meet the maximum deductible requirement for the errors and omissions insurance. All loans were sold as of the quarter ended October 31, 2005.

      Gains and losses on loans sold are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds and the basis of the loan sold. Basis in the loans held for sale includes the cost of the loan, less loan and processing fees charged to the borrower, plus certain direct costs. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Management evaluates impairment of loans held for sale based on their estimated fair value. If impairment exists, AMRES records a charge to earnings. During the quarter ended October 31, 2005, AMRES realized a net gain on the sale of loans of $22,888.

Income Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the three months ended October 31, 2005 and 2004, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

Introduction

         Interest rates have continued to put downward pressure on revenues. Our cost containment measures have been unable to fully offset the impact of our reduced revenues.


                                                                                                               Quarter
                                    Quarter Ended       Quarter Ended                                           Ended
                                     October 31,         October 31,           Dollar                          July 31,
                                         2005               2004               Change          % Change          2005
                                    ------------        ------------        ------------       --------      ------------
Revenues                            $ 12,537,199        $ 12,404,795        $    132,404         1.07%       $ 13,494,852

Gross Profit %                             32.30%              24.89%                N/A         7.41%               28.3%
General and
Administrative Expenses                2,853,129           3,947,261          (1,094,132)      (27.72)%         2,870,083

Selling and Marketing                  1,183,998             439,454             744,544       169.42%          1,039,071
Net Income (Loss) available to
common stockholders                     (517,167)         (1,316,925)            799,758        60.73%           (492,629)

Revenues

      Out of revenues of $12,537,199 for the quarter ended October 31, 2005, $12,514,311 or 99.88% were generated from broker commissions, compared to total revenues of $12,404,795 and revenues from broker commissions of $11,964,772 (96.45%) for the quarter ended October 31, 2004. Out of revenues of $13,494,852 for the quarter ended July 31, 2005, $13,486,668, or 99%, were generated from broker commissions. Total revenues increased by $132,404 or 1.07% for the quarter ended October 31, 2005 compared to the quarter ended October 31, 2004. The increase in revenues compared to last year directly related to the increase of property values and loan amounts, while the decrease in revenues compared to last quarter is directly related to the overall decline in the refinance market.

      AMRES is the only active subsidiary under ANZA and has generated 100% of the revenues this quarter.

Cost of Revenues

      Cost of revenues are comprised of salaries to employees along with commissions. Commissions are paid on loans funded. Other costs include other various loan related expenses, such as referral fees, processing fees, underwriting fees, and other miscellaneous fees related to brokered revenues. Cost of revenues decreased by $829,001 or 9.9%, for the quarter ended October 31, 2005, to $8,488,063 from $9,317,064 for the quarter ended October 31, 2004.
Cost of revenues for the quarter ended July 31, 2005 were $9,677,118. Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $254,885, or 100%. These decreases compared to last year are directly related to the discontinued operations of Expidoc.com and the transfer of ownership of bravorealty.com, while the decrease from last quarter is directly related to an overall decrease in operations and loan volume.

      Consolidated gross profit increased by $961,405 or 31.1% for the quarter ended October 31, 2005 to $4,049,136 from $3,087,731 for the quarter ended October 31, 2004. Consolidated gross profit for the quarter ended July 31, 2005 was $3,817,734. As a percentage of revenue, the gross profit increased by approximately 7.41% compared to last year. The increase in the gross profit compared to last year as well as last quarter was attributable to the decrease in commissions paid and more of the income residuals were transferred to branch accounts. The increase of the gross profit as a percentage of the revenue compared to last year was due to decreased commissions paid and increase in rebates from lenders

General and Administrative Expenses

      General and administrative expenses totaled $2,853,129 for the quarter ended October 31, 2005, compared to $3,947,261 for the quarter ended October 31, 2004 and $2,870,083 for the quarter ended July 31, 2005. This decrease of $1,094,132 compared to last year, can be directly attributed to decrease in branch personnel expenses and branch management expenses and reduction of corporate staff.

Selling and Marketing Expense

      Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the quarter ended October 31, 2005 amounted to $1,183,998 compared to $439,454 in the quarter ended October 31, 2004 and $1,039,071 for the quarter ended July 31, 2005. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

      Interest expense was $37,740 as of October 31, 2005, compared to $65,180 as of October 31, 2004 and $382,228 for the quarter ended July 31, 2005. Interest expense is primarily related to interest paid on our warehouse line of credit. The line of credit was not renewed upon maturity on May 31, 2005 due to Anza's inability to meet the errors and omissions maximum deductible guideline of the warehouse line provider. The decrease in the interest expense compared to last year was due to the discontinued operations of the mortgage banking division of AMRES. The increase in interest expense for the quarter ended July 31, 2005, was also attributed to the amortization of discounts related to Series G Preferred stocks totaling $281,322.

Income Taxes

      Our income taxes have not been material during the periods presented because of utilization of Anza's net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2004 and 2005. The Company has no significant current or deferred income tax expense during the periods presented.

Net Income (Loss)

      We realized a net loss of $517,167 for the quarter ended October 31, 2005 compared to a net loss of $1,316,925 for the quarter ended October 31, 2004 and $490,869 for the quarter ended July 31, 2005. The decrease compared to last year was due to reduction of costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2004

Introduction

      Our revenues, general and administrative expenses, selling and marketing expenses, and net income (loss) for the six months ended October 31, 2005 and 2004 are as follows:

                                         Six Months       Six Months
                                           Ended            Ended
                                        October 31,      October 31,         Dollar
                                           2005             2004             Change
                                       ------------     ------------     ------------
      Revenues                         $ 26,032,051     $ 26,028,728     $      3,323
      Gross Profit %                           30.2%            22.7%             N/A
      General and Administrative
      Expenses                            5,723,212        6,272,649         (549,437)
      Selling and Marketing               2,223,069          901,216        1,321,853
      Net Income (Loss) available to
      common stockholders              $ (1,009,796)    $ (1,265,660)    $   (255,864)

Revenues

      Total revenues increased by $3,323 for the six month ended October 31, 2005 as compared to the six month ended October 31, 2004. Revenues remained relatively flat because of the impact of increased interest rates on our volume of refinancing business, offset by an increased average loan size as a result of increased property values in most regions of the country.

Cost of Revenues

      Cost of revenues are comprised of salaries to employees along with commissions. Commissions are paid on loans funded. Other costs include other various loan related expenses, such as referral fees, processing fees, underwriting fees, and other miscellaneous fees related to brokered revenues. Cost of revenues decreased by $1,960,911 for the six months ended October 31, 2005 compared to the six months ended October 31, 2004. These decreases compared to last year are directly related to the discontinued operations of Expidoc.com and the transfer of ownership of bravorealty.com, and the overall decrease in cost of mortgage related revenue of approximately $1.6 million due to a decrease in commissions paid.

      Consolidated gross profit increased by $1,964,234 for the six months ended October 31, 2005 compared to the six months ended October 31, 2004. The increase in the gross profit compared to last year was attributable to the decrease in commissions paid and more of the income residuals were transferred to branch accounts.

General and Administrative Expenses

      General and administrative expenses decreased by $549,437 for the six months ended October 31, 2005 compared to the six months ended October 31, 2004. This decrease compared to last year can be directly attributed to decrease in branch personnel expenses and branch management expenses and reduction of corporate staff.

Selling and Marketing Expense

      Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the six months ended October 31, 2005 increased by $1,321,853 compared to the six months ended October 31, 2004. We may see increased spending in this area in future periods as the marketplace for qualified borrowers becomes more and more competitive.

Interest Expense

      Interest expense increased by $305,035 for the six months ended October 31, 2005 as compared to the six months ended October 31, 2004. Interest expense is primarily related to interest paid on our warehouse line of credit. The line of credit was not renewed upon maturity on May 31, 2005 due to Anza's inability to meet the errors and omissions maximum deductible guideline of the warehouse line provider. The increase in interest expense for the six months this year was attributed to the amortization of discounts related to Series G Preferred stocks totaling $281,322.

Income Taxes

      Our income taxes have not been material during the periods presented because of utilization of Anza's net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2004 and 2005. The Company has no significant current or deferred income tax expense during the periods presented.

Net Income (Loss)

      We realized a net loss of $1,008,036 for the six months ended October 31, 2005 compared to a net loss of $1,265,660 for the six months ended October 31, 2004. The decrease compared to last year was due to reduction of costs.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

      Our cash position remains strong with over $1.3 million on hand as of October 31, 2005, compared to $1.4 million as of July 31, 2005 and $1.3 million as of April 30, 2005. Our current liabilities exceed our current assets by $1,946,202. However, if our revenues continue to decline and we are unable to offset the declines by shedding overhead costs, our cash balances will decrease noticeably. In addition, any significant changes to our estimates of exposure from contingent liabilities could have a severe adverse effect on our liquidity and capital resources

Cash Flows

      Net cash provided by (used in) operating activities was $5,816,610 for the six months ended October 31, 2005, compared to ($3,673,219) for the six months ended October 31, 2004. For the six months ended October 31, 2005, we recorded a net loss of ($1,008,036) compared to a net loss of ($1,265,660) for the six months ended October 31, 2004. In both periods, the changes in our loans held for sale was the primary contributor to the net cash provided by (used in) operating activities in the amount of $5,886,950 and ($4,146,340) as of October 31, 2005 and 2004, respectively. In addition, for the current six months, an increase in accrued liabilities in the amount of $302,180 and an increase in accounts payable in the amount of $18,924 were contributors to the cash provided by operating activities.

      Net cash (used in) investing activities was ($1,226) for the six months ended October 31, 2005 compared to cash provided by investing activities of $1,100 for the six months ended October 31, 2004. For the six months ended October 31, 2005, net cash used in investing activities relates to the acquisition of property and equipment.

      Net cash provided by (used in) financing activities was ($5,817,430) and $4,007,536 for the six months ended October 31, 2005 and October 31, 2004, respectively. The most significant contributor to the cash used in financing activities during the six months ended October 31, 2005, relates primarily to payments on our warehouse line of credit in the amount of $(5,778,298). During the six months ended October 31, 2004, the only inclusion in the net cash provided by financing activities was from advances from our warehouse line of credit.

Liquidity

      Our cash on hand at October 31, 2005 amounted to $1,314,794 and our working capital shortfall was $1,946,202. Our current obligations consist primarily of liabilities generated in the ordinary course of business, which included our warehouse line of credit. We have no long-term debt which we need to service in the near term.

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

ITEM 4 Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

      A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of October 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

      Except as noted above, there were no changes in our internal control t 6 0 over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings

      There are no changes to our description of the existing matters in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

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

ITEM 5   Other Information

      On September 19, 2005, we entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and our sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of approximately 10,379,731 shares of our common stock and warrants to purchase a total of 3,450,000 shares of our common stock (the "Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to Anza or its management. The anticipated closing date has been changed by agreement of the parties to December 30, 2005.

      On September 23, 2005, we received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of Anza in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to Anza or its management. The anticipated closing date has been changed by agreement of the parties to December 30, 2005.

      On September 30, 2005, we entered into a Reorganization, Stock and Asset Purchase Agreement by and among Anza and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby we will sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of our ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and
(ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions will occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F

Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking. The anticipated closing date has been changed by agreement of the parties to December 30, 2005.

      On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of our common stock, 8,201.5 shares of our Series D Preferred stock, and warrants to purchase 750,000 shares of our common stock, in exchange for the total purchase price of $125,000. The anticipated closing date has been changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to Anza or its management. These securities will all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in our Current Report on Form 8-K dated September 23, 2005.

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

         4.1 (1) Certificate of Designation for Series D Convertible Preferred Stock

         4.2 (1) Certificate of Designation for Series E Convertible Preferred Stock

         4.3 (1) Certificate of Designation for Series F Convertible Preferred Stock

         4.4 (2) Certificate of Designation of Series G Convertible Preferred Stock

         10.1 (3)     Common Stock Purchase Agreement dated September 19, 2005.

         10.2 (3)     Securities Purchase Agreement dated September 16, 2005.

         10.3 (4) Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

         10.4 (4)     Stock Purchase Agreement dated September 30, 2005.

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

(b)   Reports on Form 8-K

      On September 23, 2005, we filed an Item 1.01 Current Report on Form 8-K regarding our entry into an agreement to sell a controlling interest to a third party.

      On October 3, 2005, we filed an Item 1.01 Current Report on Form 8-K regarding our entry into an agreement to sell all of our assets and an agreement to purchase all of our securities from a material shareholder, both in connection with our agreement to sell a controlling interest to a third party.

      On October 14, 2005, we filed an Item 1.01 Current Report on Form 8-K regarding our entry into an agreement to purchase all of our securities from a third party shareholder in connection with our agreement to sell a controlling interest to a third party.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 14, 2005                       /s/ Vincent Rinehart
                                               ---------------------------------
                                               By:  Vincent Rinehart
                                               Its: President, Chairman, Chief
                                                    Executive Officer, Chief
                                                    Financial Officer, Chief
                                                    Accounting Officer, and
                                                    Director