Form 10-Q
period 2006-01-31
ANZA CAPITAL INC
filed 2006-03-23
CIK 926844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______________ to ______________.


                         COMMISSION FILE NUMBER O-24512


                               ANZA CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                88-1273503
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

           c/o Viking Investments
           65 Broadway, Suite 888
                New York, NY                             10006
    (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code (212) 430 6548


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes | | No | |


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 31, 2006, there were 10,435,148 shares of common stock issued and 6,297,648 shares of common stock outstanding.

                               ANZA CAPITAL, INC.



                                TABLE OF CONTENTS
                                -----------------





PART I - FINANCIAL INFORMATION...........................................................................3


ITEM 1       Financial Statements........................................................................3


ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of Operations......21


ITEM 3       Quantitative and Qualitative Disclosures About Market Risk.................................28


ITEM 4       Controls and Procedures....................................................................28


PART II - OTHER INFORMATION.............................................................................31


ITEM 1       Legal Proceedings..........................................................................31


ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds................................31


ITEM 3       Defaults Upon Senior Securities............................................................31


ITEM 4       Submission of Matters to a Vote of Security Holders........................................31


ITEM 5       Other Information..........................................................................31


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

ITEM 1   FINANCIAL STATEMENTS

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    January 31, 2006             April 30, 2005
                                                                                      (Unaudited)
                                                                                 -----------------------      ---------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                             $  1,250,956                 $1,316,840
     Commissions receivable and accounts receivable                                             305,877                  1,234,658
     Loans held for sale, net                                                                         -                  5,886,950
     Marketable securities, subject to rescission                                                     -                  1,090,000
     Prepaids and other current assets                                                            9,703                     18,102
                                                                                 -----------------------      ---------------------
Total current assets                                                                         $1,566,536                 $9,546,550

Property and equipment, net                                                                     101,920                    183,792
Other assets                                                                                     27,334                     47,334
                                                                                 -----------------------      ---------------------
Total assets                                                                                 $1,695,790                 $9,777,676
                                                                                 -----------------------      ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                          $114,714                    $80,845
     Commissions payable                                                                      1,763,138                  2,091,129
     Warehouse line of credit                                                                         -                  5,778,298
     Accrued liabilities                                                                      1,678,968                  1,593,562
     Unsecured line of credit                                                                    46,087                     75,000
     Other current liabilities                                                                  115,404                     26,918
     Convertible notes payable, net of discount                                                  62,275                     56,094
     Redeemable securities, net of discount                                                           -                    808,678
                                                                                 -----------------------      ---------------------
Total liabilities                                                                            $3,780,586                $10,510,524
                                                                                 -----------------------      ---------------------

Stockholders' equity (deficit): Preferred stock, 2,500,000 shares authorized:
     Class D convertible preferred stock, no par value; liquidation value of
     $126.81 per share; 15,000 shares authorized; 8,201.5 shares outstanding as of January 31, 2006 and April 30, 2005
     respectively                                                                             1,040,222                  1,040,222
     Class F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, 18,800 shares issued and outstanding as of January 31, 2006 and April 30,
     2005 respectively                                                                          313,490                    313,490
Common stock, $0.001 par value; 100,000,000 shares
     authorized; 10,435,148 and 10,486,398 shares issued as of January 31, 2006 and April 30, 2005, respectively; 6,297,648 and 6,315,998 shares outstanding as of January 31, 2006 and April 30, 2005
     respectively                                                                                 6,298                      6,316
Additional paid in capital                                                                   16,024,219                 16,022,441
Accumulated deficit                                                                          (19,469,025)               (18,115,317)
                                                                                 -----------------------      ---------------------
Total stockholders' equity (deficit)                                                       $(2,084,796)                 $(732,848)
                                                                                 -----------------------      ---------------------

Total liabilities and stockholders' equity                                                   $1,695,790                 $9,777,676
                                                                                 =======================      =====================

        See accompanying notes to these consolidated financial statements

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                       Nine Months Ended
                                                ----------------------------------------  --------------------------------------
                                                  January 31, 2006     January 31, 2005   January 31, 2006     January 31, 2005
                                                -------------------   ------------------  ------------------  ------------------
Revenues:
     Broker commissions                                $7,501,006         $11,002,585         $33,501,985         $36,344,559
     Sales of loans, net                                       --            (113,980)             31,072             166,107

     Notary and other                                          --             186,531                                 593,198
                                                     ------------        ------------        ------------        ------------
                                                        7,501,006          11,075,136          33,533,057          37,103,864
                                                     ------------        ------------        ------------        ------------

Cost of revenues:
     Cost of mortgage related revenues                  6,871,008           7,389,173          25,036,189          24,957,215
     Notary and other                                          --             152,302                                 525,904
                                                     ------------        ------------        ------------        ------------
                                                        6,871,008           7,541,475          25,036,189          25,483,119
                                                     ------------        ------------        ------------        ------------

Gross profit                                              629,998           3,533,661           8,496,868          11,620,745
                                                     ------------        ------------        ------------        ------------


Operating expenses:
     General and administrative                           786,457           2,384,927           6,509,669           7,309,749
     Selling and marketing                                     --             242,343           2,223,069           1,143,559
     Salaries and Wages                                        --           1,357,670                  --           4,889,945
     Provision for litigation losses                           --             (91,480)            500,000             (91,480)
                                                     ------------        ------------        ------------        ------------
                                                          786,457           3,893,460           9,232,738          13,251,773
                                                     ------------        ------------        ------------        ------------

Operating income (loss)                                  (156,459)           (359,799)           (735,870)         (1,631,028)

Interest expense                                            5,176            (121,990)           (414,792)           (236,923)
Interest income                                             1,657              42,080              45,043             162,582
Other income (expenses)                                   (74,332)              5,053            (126,375)              5,053
Discount on notes payable                                      --              (7,768)                 --              (7,768)
Minority interest on income(loss)                              --              58,205                  --              58,205
Preferred Stocks Dividend                                      --                  --              (1,760)                 --
Loss on Disposal of Assets                               (110,611)                 --            (110,611)                 --
                                                     ------------        ------------        ------------        ------------
Net (loss)                                              $(334,569)          $(384,219)        $(1,344,365)        $(1,649,879)
                                                     ============        ============        ============        ============
Earnings (loss) per common share:

  Basic and Diluted:
     Weighted average number of common  shares          6,297,648           4,869,896           6,311,090           4,869,896
     Net loss  per common share                              (.05)             $(0.08)              (0.21)             $(0.34)


        See accompanying notes to these consolidated financial statements

                               ANZA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months               Nine Months
                                                                                       Ended                     Ended
                                                                                 January 31, 2006          January 31, 2005
                                                                               ----------------------    ----------------------
Cash flows from operating activities:
     Net loss                                                                          $ (1,344,365)             $ (1,649,879)
     Adjustments to reconcile net loss  to net cash used
         in operating activities:

     Depreciation                                                                             40,552                    53,696
       Consulting                                                                                  -                   900,000
       Non-cash BCF and interest charges                                                           -                    30,938
       Gun-Allen warrants consulting                                                               -                    39,427
       Change in minority interest                                                                 -                  (58,205)
       Loss on Disposal of Assets                                                             35,547                         -
       Amortization of discounts on convertible notes                                         47,516                         -
       Loss on cancellation of Series G Preferred Stock                                      281,322                         -
     Changes in operating assets and liabilities:                                                  -                         -
         Decrease in commissions and accounts receivable                                     928,781                 1,421,186
           Decrease (Increase) in loans held for sale, net                                 5,886,950                 1,356,211
         Decrease in prepaids and other current assets                                         8,400                    25,222

           Increase (Decrease) in accounts payable                                            33,867                  (10,115)

           (Decrease) Increase in commissions payable                                      (327,991)                 (948,811)
           Increase (Decrease) in accrued and other liabilities                              173,891                 (101,478)
                                                                               ----------------------    ----------------------


      Net cash provided by (used in) operating activities                                  5,764,470                 1,058,192
                                                                               ----------------------    ----------------------

Cash flows from investing activities:
      Acquisitions of property and equipment                                                 (1,226)                         -
      Sale of Property and Equipment                                                           7,000                         -
      Sale of Investments                                                                     20,000                         -
      Other assets, net                                                                            -                     1,100
                                                                               ----------------------    ----------------------


     Net cash provided by (used in) investing activities                                      25,774                     1,100
                                                                               ----------------------    ----------------------

Cash flows from financing activities:
      Payments on warehouse line of credit, net                                          (5,778,298)               (1,353,883)
      Payments on unsecured line of credit, net                                             (28,916)                        -
      Payments on convertible notes payable                                                 (41,332)                  (25,000)
      Proceeds from convertible notes payable                                                      -                   125,000
      Issuance of convertible debentures 8%                                                        -                   100,000
      Issuance of convertible debentures 10%                                                       -                    55,000
      Borrowings from unsecured line of credit                                                     -                    75,000
      Loans Payable                                                                                -                     4,900
      Dividends                                                                              (7,582)                         -
                                                                               ----------------------    ----------------------

     Net cash (used in) provided by financing activities                                 (5,856,128)               (1,018,983)
                                                                               ----------------------    ----------------------

Net (decrease) increase in cash and cash equivalents                                        (65,884)                    40,309
Cash and cash equivalent at beginning of period                                            1,316,840                 2,204,525
                                                                               ----------------------    ----------------------


Cash and cash equivalent at end of period                                              $   1,250,956             $   2,244,834
                                                                               ======================    ======================

Non-cash investing and financing activities:
       Minority interest in consolidated subsidiary                                                -             $     356,435
                                                                               ======================    ======================
       Securities exchange agreement                                                   $           -             $   1,000,000
                                                                               ======================    ======================
       Dividends of Series F Preferred Stock                                           $       1,760                         -
                                                                               ======================    ======================
       Cancellation of marketable securities, subject to rescission                    $ (1,090,000)                         -
                                                                               ======================    ======================
       Cancellation of redeemable securities, net of discount                            $   808,678                         -
                                                                               ======================    ======================
Supplemental cash flow information:
Cash paid for interest                                                                 $     133,470             $     115,932
                                                                               ======================    ======================
Income taxes were not significant during the periods presented



 See accompanying notes to these consolidated financial statements

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial data as of January 31, 2006 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 2006, and the results of their operations and their cash flows for the three and nine months ended January 31, 2006 and 2005. The results of operations are not necessarily indicative of the operations, which may result for the year ending April 30, 2006. Also, in the opinion of management, all disclosures required on Form 10-Q were fully furnished.

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

NOTE 2. GOING CONCERN

In connection with the audit of the consolidated financial statements for the year ended April 30, 2005, the Company received a report from its independent auditors that included an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern, which contemplated that assets and liabilities would be settled at amounts in the normal course of business. ANZA incurred a loss from operations during the quarter ended January 31, 2006 and had an accumulated deficit as of January 31, 2006. In addition, AMRES is a defendant in a significant amount of litigation for which the outcome is uncertain. In some cases, losses were covered by insurance. During the quarter, the management of AMRES the only active subsidiary of ANZA has determined that AMRES will not be able to continue its operations and has closed all of the branches.

NOTE 3. SIGNIFICANT CUSTOMER CONCENTRATION

For the nine months ended January 31, 2006 and 2005, three investors accounted for one hundred percent and eighty percent of the purchases of loans held for sale, respectively and accounted for one hundred percent and eighty percent of the revenues from the mortgage banking business, respectively.

NOTE 4. SEGMENT DISCLOSURE

Segments were determined based on services provided by each segment. Performance of the segments is evaluated on net income (loss). For the three and nine months ended January 31, 2006 and 2005, Management has provided the following information with respect to its operating segments (in thousands).


                                                                   Three Months Ended January 31
                                                Revenues                     Net Loss                   Assets
                                          2006            2005          2006         2005         2006          2005
                                          ----            ----          ----         ----         ----          ----


Loan brokering                             7,501          11,002        (335)        (306)          874         1,308
Mortgage banking                               -           (114)            -         (45)            -         2,416
Real Estate Brokerage                          -             187            -          (3)            -             5
                                   -------------- --------------- ------------ ------------ ------------ -------------
                                           7,501          11,075        (335)        (354)          874         3,729
Corporate                                      -               -            -         (30)          822         2,913
Escrow                                         -               -            -            -            -             -
                                   -------------- --------------- ------------ ------------ ------------ -------------
Total                                      7,501          11,075         (335)       (384)        1,695         6,642
                                   ============== =============== ============ ============ ============ =============




                                                               Nine Months Ended January 31, 2006
                                                Revenues                     Net Loss                   Assets
                                          2006            2005          2006         2005         2006          2005
                                          ----            ----          ----         ----         ----          ----

Loan brokering                            33,331          36,345      (1,133)        (693)          874         1,308
Mortgage banking                              31             166       ( 211)           26            -         2,416
Real Estate Brokerage                          0             593            -          (1)            -             5
                                   -------------- --------------- ------------ ------------ ------------ -------------
                                          33,362          37,104      (1,344)        (668)          874         3,729
Corporate                                                                            (981)          822         2,913
Escrow                                       170               -            -            -            -             -
                                   -------------- --------------- ------------ ------------ ------------ -------------
Total                                     33,533          37,104      (1,344)      (1,649)        1,695         6,642

                                   ============== =============== ============ ============ ============ =============


NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. ANZA has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB 25 for employee stock-based compensation. The disclosure effects of SFAS 148 are not significant to ANZA and no grants were made to employees during the nine months ended January 31, 2006 and January 31, 2005.

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

NOTE 6. LOANS HELD FOR SALE

Loans held for sale consisted of conventional uninsured mortgages originated by the Company, with various interest rates. The mortgage banking operations of AMRES was discontinued as of May 31, 2005 due to non-renewal of the warehouse line of credit. Details of the loans as of January 31, 2006 and April 30, 2005 were as follows:


                                           January 31, 2006                              April 30, 2005
                              -----------------------------------------------------------------------------------------
                                             (Unaudited)

                                                                Average
                                Number of      Total Loan       Interest     Number of      Total Loan       Average
                                ----------     -----------      ---------    ----------     -----------      -------
Loans Range                        Loans          Amount          Rate          Loans          Amount      Interest Rate
-----------                        -----          ------          -----         -----          ------      -------------

$20,000 to $100,000                     -              -              -               4    $    200,620      9.69%
$100,001 to $200,000                    -              -              -               3         422,774      7.12%
$200,001 to $300,000                    -              -              -               2         530,880      3.70%
$300,001 to $400,000                    -              -              -               1         361,580      1.00%
Over $400,000                           -              -              -               8       4,390,340      2.23%
                              ------------------------------              ------------------------------
                                        -        $     -                             18    $  5,906,194
Deferred Fees net of cost                              -                                        (19,244)
                                           -----------------                             ---------------
                                                 $     -                                     $5,886,950
                                           =================                             ===============


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

All loans held for sale were sold as of the quarter ended January 31, 2006. The loans were charged the post maturity interest rate of 10.50% therefore creating a negative spread between the interest income collected from the borrower and the interest paid.

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                       January 31, 2006         April 30, 2005
                                         (unaudited)
Accrued salary and benefits                 $           -           $   352,721
Accrued loss contingencies                      1,362,533               887,052
Accrued professional fees                         316,435               312,500
Accrued interest                                        -                41,289
                                     ---------------------     -----------------
                                                1,678,968           $ 1,593,562
                                     =====================     =================



NOTE 9. UNSECURED LINE OF CREDIT

AMRES maintains a $75,000 unsecured line of credit. The line of credit is personally guaranteed by ANZA's chief executive officer. The interest rate is adjustable, based upon a published prime rate, plus an additional 7.75%. As of January 31, 2006, AMRES had $46,087 outstanding related to this line of credit.

NOTE 10. ISSUANCE OF CONVERTIBLE NOTES AND WARRANTS BY A SUBSIDIARY

On October 11, 2004, AMRES issued a secured convertible note payable totaling $125,000 to AMRES Holding, LLC, a related party partially owned and controlled by the Company's Chief Executive Officer. The note is secured by substantially all of AMRES' assets. Interest on this note is payable quarterly beginning on January 1, 2005 at 12% per annum, and the note matures on October 11, 2006. The note is convertible into AMRES's common stock at 75% of the average closing bid price for the five days preceding the date of the conversion notice. As additional consideration, the Company issued a warrant to AMRES Holding, LLC to purchase 250,000 shares of AMRES's common stock at $0.10 per share. The warrant is exercisable at any time between the closing date and a date which is five years from the closing date. AMRES allocated the proceeds of the note to the note and warrants based on their relative fair values, resulting in a discount related to the warrant of $10,175. The discount is being amortized over the life of the note. As the conversion feature of the note at the time of issuance was beneficial to the holder, AMRES recorded a discount on the note of $57,413. The discount is being amortized over the term of the note as interest expense. During the quarter ended July 31, 2005, the note was fully repaid, and the unamortized discount of $17,185 was immediately charged to interest expense.

On January 18, 2005, AMRES issued a convertible note payable to a private investor totaling $55,000. AMRES received proceeds, net of all costs and fees, in the amount of $47,980. Interest on this note is payable monthly at 10% per annum, and the note matures on June 15, 2005. The note is convertible into shares of AMRES common stock at 50% of the bid price of AMRES common stock as reported on the Pink Sheet Market for the three trading days immediately preceding the date of the conversion notice. As the conversion feature of the note at the time of issuance was beneficial to the holder, AMRES recorded a discount on the note of $55,000. The discount is being amortized over the term of the note as interest expense. During the year ended April 30, 2005, $17,500 of this convertible note payable was converted into 2,000,000 shares of AMRES common stock. The unamortized discount amount of $7,621 at the time of conversion was immediately charged to interest expense. The convertible note payable matured on June 15, 2005 and the discount was fully amortized on the same day. AMRES is currently in the process of negotiation with the note payable holder on repayment.

On February 10, 2005 AMRES issued convertible notes payable to two private investors totaling $14,000 and $14,000. Interest on these notes are payable monthly at 8% per annum, and the notes mature on February 10, 2006. Both notes are immediately convertible into shares of AMRES common stock at a price equal to 50% of the average market price for the last three days prior to the conversion notice. As the conversion features of the notes at the time of issuance were beneficial to the holders, AMRES recorded a discount on the notes of $14,000 and $14,000, respectively. The discounts are being amortized over the term of the notes as interest expense. During the year ended April 30, 2005, $0 and $4,500, respectively, of these convertible notes payable were converted into 0 and 525,862 shares, respectively, of AMRES common stock. The unamortized discount amount of $0 and $3,375, respectively, were immediately charged to interest expense. At January 31, 2006, the unamortized discounts amounted to $3,500 and $125, respectively, and are reflected as reductions in the convertible notes payable balance.

NOTE 11. EARNINGS (LOSS) PER COMMON SHARE

ANZA presents basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities, including the Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock, were not included in the computations of loss per share for the three months and nine months ended January 31, 2006 and 2005 since their effects are anti-dilutive.

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

NOTE 13. OTHER EQUITY TRANSACTIONS

Viking Investments Common Stock Purchase Agreement
--------------------------------------------------

      On September 19, 2005, the Company entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and the Company's sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of 10,279,369 shares of the Company's common stock and warrants to purchase a total of 3,450,000 shares of the Company's common stock (the "Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about December 30, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to Anza or its management. This agreement was closed on March 3, 2006.

Gaulds Transaction
------------------

      On September 23, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about December 30, 2005, warrants to acquire 2,000,000 shares of the Company's common stock in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to the Company or its management. These securities were sold to Viking on March 3, 2006, per the terms of the agreement.

Asset Sale Agreement
--------------------

      On September 30, 2005, the Company entered into a Reorganization, Stock and Asset Purchase Agreement by and among the Company and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby the Company will sell substantially all of its assets to AMRES Holding, on or about December 30, 2005, including but not limited to all of the Company's ownership interest in its subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions are to occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking. This agreement was closed on March 3, 2006. See Note 16 for detailed final terms.

Series D Preferred Stock and Common Stock Transaction
-----------------------------------------------------

      On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about December 30, 2005, an aggregate of 3,043,945 shares of the Company's common stock, 8,201.5 shares of the Company's Series D Preferred stock, and warrants to purchase 750,000 shares of the Company's common stock, in exchange for the total purchase price of $125,000. The Sellers do not bear a related-party relationship to Anza or its management. These securities will all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported above. These securities were sold to Viking on March 3, 2006, per the terms of the agreement.

GunnAllen Transaction
---------------------

On October 12, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005, by and between AMRES Holding and GunnAllen Financial, Inc., a Florida corporation ("GunnAllen"), whereby GunnAllen will sell to AMRES Holding, on or about December 30, 2005, warrants to acquire 450,000 shares of the Company's common stock in exchange for the total purchase price of $5,000. GunnAllen does not bear a related-party relationship to Anza or its management. These securities were sold to Viking on March 3, 2006, per the terms of the agreement.

NOTE 14. CONTINGENCIES

Indemnifications
----------------

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

During the year ended April 30, 2004, AMRES received two demands for payment from HUD on claims totaling approximately $170,000. The first demand involved losses on five properties and the second demand involved losses on an additional property. All six properties were part of the original 23 properties referred to above. AMRES carries errors and omissions insurance coverage, however, AMRES received notification from their errors and omissions insurance carrier that their claim for coverage was denied. As a result of this denial, AMRES estimated that their total potential liability under the indemnification agreement is approximately $300,000.

To date, AMRES received demands for payments in the approximate amount of $250,000 and has paid all of the outstanding balance except for $110,000 for which AMRES is requesting a partial credit of $60,000 from HUD. The $60,000 represents a surplus that HUD received on the sale of two of the indemnified properties.

In May 2005, HUD conducted another audit of approximately 11 loan files originated by two of the company's branches in Riverside County, California. AMRES recently received the findings from this audit, and while there were various minor discrepancies noted, there were only a few nominal monetary assessments against AMRES .

State Audits
------------

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

Settlements or Resolved Matters
-------------------------------

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

On June 1, 2004, the Company's subsidiary, American Residential Funding, Inc., AMRES, agreed to settle a claim by a lender who sought recovery on two loans involving alleged misrepresentation by the borrowers. The claims were for amounts of approximately $200,000. On or about June 1, 2004, AMRES executed a settlement agreement for a total amount of $120,000, with an initial payment of $60,000 on June 1, 2004 and subsequent monthly payments of $10,000 for six months. The $120,000 is accrued in the financial statements as of April 30, 2004. Subsequent to the quarter ended July 31, 2005, AMRES Company has paid this obligation in full.

During the current fiscal year, a lender requested that AMRES reimburse them for two loans which went into default and were subsequently sold for a $150,000 loss. The loans were brokered by a branch of the Company. On July 19, 2004, the Company settled with the lender agreeing to make monthly payments of $10,000 starting on August 1, 2004 until a total of $138,000 was paid. As of April 30, 2005, the Company had paid $80,000 related to this settlement, with the balance of $58,000 included in accrued liabilities in the accompanying consolidated balance sheet. This matter was recently settled without any further financial impact on the Company.

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

On or about July 3, 2003, AMRES filed a complaint against a former branch manager and filed an Amended Complaint on or about October 16, 2003. The allegations included breach of written contract; intentional and negligent misrepresentation; misappropriation of trade secrets; interference with economic relations; violation of Business & Professions Code 17200; breach of implied covenant of good faith and fair dealing; conversion and conspiracy. The defendant filed a cross-complaint against AMRES alleging that the Company misclassified her employment status and that AMRES was liable for money advanced on its behalf of approximately $250,000. The entire matter was settled on or about March 4, 2005. The terms of the settlement are confidential but were very favorable and resulted in no material impact to AMRES.

On December 11, 2003, a competitor of AMRES filed a suit against AMRES alleging intentional interference with contract, conversion and trade name infringement, among other causes of action. The case settled through mediation in June 2005. The settlement agreement imposes a duty of good faith to refer at least one loan per month (on a broker basis) to the plaintiff until $8M in loan volume has been funded. Since the average loan amount to $400,000 approximately 20 loans will need to be referred and funded. The agreement does not contain a liquidated damages clause.

On or about May 18, 2004, a former assistant in one of AMRES' branches filed a complaint alleging violations of California Labor Code Sections 202 and 203, claiming that the plaintiff was owed back commissions. AMRES believes that this claim lacks merit as the plaintiff was not licensed at the time of her claims and thus not entitled to any commissions by law. This case settled on April 1, 2005 after a mandatory settlement conference. AMRES was not impacted by this settlement.

On or about September 7, 2004, a complaint was filed against AMRES and its Chief Executive Officer alleging fraud, negligent misrepresentation and a promise made without intent to perform. The amount of damages claimed is approximately $250,000. On March 11, 2005, the Court sustained (without leave to amend) Defendants' Demurrer to plaintiff's Complaint. On May 25, 2005, the Court entered a Judgment of Dismissal of the entire action in the defendant's favor.

In May of 2004 a borrower filed suit against AMRES, a branch manager and an individual, for allegations of fraud amongst other causes of action. The suit alleges that the individual named Paul Robertson deceived the borrowers who were seeking a construction loan to build a house on a vacant lot. The plaintiffs claim that they never received the house or the funds to construct the house and are seeking "compensatory damages exceeding $75,000" and "punitive damages exceeding $75,000". The plaintiffs are also seeking "reasonable attorneys' fees and costs. AMRES is defending on the grounds that Robertson was not their agent and to the extent that he and the agent were somehow defrauding borrowers, it was being done outside of the course and scope of any agency relationship with AMRES. AMRES believes that the case lacks merit and is defending vigorously. This case has just recently settled but the company's insurance carrier has indicated that it will be seeking a portion of the $215,000 it paid towards the settlement as an offset for claims it asserts are uncovered under the company's policy.

On or about September 20, 2004, a Class Action Complaint was filed, alleging AMRES sent unsolicited advertisements to fax machines in violation of TCPA 47USC section 227. AMRES is defending vigorously and also tendered the matter to People's Home Loans (a company owned by a former branch manager of AMRES) for indemnification, as they were responsible for the actions that are subject to the Complaint. AMRES recently received an indication that this matter will be resolved with nominal financial impact to AMRES.

On June 8, 2005 a former consultant of AMRES filed a complaint alleging that AMRES owes him $125,000 plus attorneys' fees due to a breach of contract. AMRES defended vigorously and filed a Cross-Complaint against the plaintiff, as AMRES believed that the plaintiff fraudulently induced AMRES into entering into the contract in the first place. This matter recently settled, a formal settlement agreement has been executed and dismissals of the complaint and cross-complaint have been filed.

On June 17, 2005 a Lender filed a Complaint against AMRES alleging $70,000 in damages resulting from AMRES breaching a repurchase agreement. AMRES vigorously defended the matter and filed a Cross-Complaint against the Lender, the Lender's President and one of the Lender's executives, as AMRES believed that the Cross-Defendants induced AMRES into entering into the repurchase agreement under false pretenses. AMRES also believed that Cross-Defendants should have been forced to return the amounts already paid out by AMRES on the repurchase agreement. The matter has settled and all formal settlement agreements have been executed.

Active Litigation
-----------------

On January 23, 2004, a former employee filed a claim against AMRES in the Superior Court of California, for the County of Orange. The Complaint alleged breach of oral contract, claimed damages arising out of the plaintiff's employment with AMRES, and requested damages in excess of $50,000 plus attorney fees, interest, penalties and punitive damages. On February 17, 2005, the Court granted the Company's Motion for Summary Adjudication and dismissed all but one
                         COMMISSION FILE NUMBER O-24512



Adjudication as to the final cause of action and dismissed the case. AMRES believes the Plaintiff may be considering an appeal.

On November 6, 2003, a borrower filed claim against AMRES in the Superior Court of California, City and County of Alameda. Amongst others also named as defendants in this matter, is a former Loan Officer in AMRES' San Francisco Branch Office. The complaint alleges fraudulent inducement of contract, rescission, conversion and negligence. Plaintiff's claim is for a total amount of $121,000 but AMRES believes that the plaintiff has not shown any viable claim through the discovery process and believes that AMRES will prevail at trial or even at a pretrial motion for Summary Judgment.

In June 2004, an Orange County, California based landlord filed a lawsuit against AMRES. The suit alleges that AMRES a building lease and claims damages for the entire term of the lease through August 2007 of $886,332. AMRES filed an Answer to the Complaint and a Cross-Complaint against a former Branch Manager and his business associate who signed the lease in question purporting to be officers of the corporation. AMRES believes that this matter lacks merit and is defending vigorously in order to assure that the proper parties be accountable for any damages that are due the plaintiff. AMRES obtained information and believes that the office leases, which are the subject of this litigation, have been re-leased to new tenants and that fact alone significantly reduces any damages to the plaintiff.

On or about July 30, 2004, a borrower filed a complaint against AMRES, alleging violations of Michigan Consumer Protection Act, breach of contract, and intentional infliction of emotional distress. The Company believes that there are third parties that, at the very least, share in the liability to the plaintiff and is vigorously seeking to show same through the formal discovery process.

On or about November 10, 2004 a complaint was filed against AMRES alleging breach of contract and warranty; deceptive trade practices; fraud; conversion; negligence; breach of fiduciary duty; unjust enrichment and conspiracy. The Complaint alleges damages in the approximate amount of $295,000. AMRES is defending vigorously and has information and belief that there are third parties that will ultimately have liability in this matter and that plaintiff will also be found to share in the liability for its own damages. The plaintiff has expressed an interest in mediating the matter to a resolution.

On or about November 24, 2004, a Class Action case was filed against AMRES, one of its former Branch Managers, and a third party entity, Spectrum Funding Group, Inc., which is operated by said former Branch Manager. The Complaint alleges damages & equitable relief for violations of the California Labor Codes; and California Unfair Business Practices Act. The matter was tendered to the former Branch Manager for indemnification based on his contract with AMRES. AMRES believes that the matter lacks merit and is defending vigorously. AMRES believes that this matter will likely be resolved with a nominal financial impact on AMRES.

On or about December 15, 2004, a former loan officer filed a complaint against AMRES, alleging Breach of Contract and Conversion. AMRES believes that the matter lacks merit and is defending vigorously. AMRES has had very positive informal negotiations with plaintiff and his counsel and believes that the two sides are very close to resolving this matter without a significant financial impact on AMRES.

On March 31, 2005 a borrower filed a Complaint against AMRES, as well as, an Investor of AMRES and a Company to whom said Investor sold plaintiff's loan. The Complaint alleges Fraud; RESPA (12 U.S.C.A. section 2601 and TILA (15 U.S.C.A.
section 1601 and its Regulation Z) violations. Defendants have filed for removal of case to Arbitration and are vigorously defending.

On April 22, 2005 an individual filed a Complaint against AMRES and third parties, alleging counts of fraud, conversion, intentional infliction of emotional distress, (MCPA) MCL 445.901, (CSPA) MCL 445.1822(b), temporary & permanent injunction, breach of fiduciary duty, allegations of MCLA 440.3420 - conversion and negligence. AMRES is defending vigorously and is preparing a motion for summary judgment requesting that the Court dismiss AMRES as it is never closed a transaction for the individual and received no compensation from AMRES that did close a transaction for the individual.

On May 2, 2005 a Lender filed a Complaint against AMRES alleging money agreements between the parties were breached. The Complaint states that plaintiff is owed $50,531 in monetary damages and attorneys' fees in the amount of $2,165. AMRES is defending vigorously and believes that it will show that plaintiff is not entitled to any money from AMRES.

On July 26, 2005 a Lender filed a Complaint against AMRES alleging breach of contract, negligence, and negligent misrepresentation. The Complaint alleges damages in excess of $25,000, punitive damages, attorney's fees, interest and costs. Plaintiff has provided actual damage estimates in the range of $300,000 to $350,000. The complaint involves approximately 14 loans that allegedly originated at a former branch of AMRES in Michigan. Although the matter was recently filed, AMRES believes that substantial liability in this case wrests with the plaintiff itself as well as various individuals that were employed by AMRES but were acting outside the course and scope of their employment in relationship to the alleged damages suffered by plaintiff. AMRES recently received a notice that its insurance carrier is denying coverage for this case. AMRES will be appealing the denial while it continues to defend the matter.

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

On September 6, 2005, a Complaint was filed by a Lender alleging breach of contract and negligence as to Defendant AMRES stating that due to misrepresentation or fraud contained in the loan files AMRES has breached the "Lending Agreement" filed a complaint against AMRES. The claim involves alleged deficiencies with as many as 80 loans with alleged damages in the range of $400,000 to $450,000. AMRES also received a notice that its insurance carrier is denying coverage for this case. AMRES will be appealing this denial as well. AMRES believes that it has valid defenses and is defending the case vigorously.

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

On August 24, 2005 a complaint was filed, alleging unpaid commissions in an amount exceeding $120,000, as well as, violations of Colorado Wage Statute, CRS section 8-4-109. The Complaint also seeks attorney's fees, penalties and punitive damages, interest and costs pursuant to CRCP 16.1(c). AMRES will be defending the matter vigorously and will be seeking to have the case transferred to California. The contract upon which the Complaint is based provides for the proper venue for such contract claims to be in Orange County, California, where AMRES is based.


NOTE 15. SALE AND DISPOSITION OF ASSETS TO RELATED PARTY

On December 28, 2005, a Warranty bill of Sale was executed which sold certain AMRES assets to AMRES Holding, LLC, a corporation owned by Vincent Rinehart, the CEO of ANZA. The sale resulted in a total loss of $110,611 to AMRES. The following described chattels and personal properties were included in the sale:
1.) Wells Fargo Bank Savings Account #690-6530787 as of 12-19-05 in the sum of $125,000.00 pledged as a collateral for Surety Bonds issued by The Hartford Insurance Company, VA; 2)166,667 shares of stock in M-GAB Development Corp and 166,667 warrant securities as fully described in warrant purchase agreement dated March 8, 2004, all of which have been fully assigned to Seller from Anza Capital, Inc.; 3) complete Nortel Phone system, including all software, numbers and hardware, and which AMRES Holding agrees to assume the lease/purchase contract associated with said system; 4) all websites and URL's owned by AMRES including but not limited to loancomp.com;amres.net;americanresidentialfunding.com;amresdirect.com/net/biz;
Fhafunding.com;losangeleshomeloans.com;lasvegashomeloan.com;
residentialfunding.com; redcarpetmortgage.com 5) any and all copyright or trademarks seller owns or claims title to, including but not limited to AMRES, American Residential Funding, the "eagle/home in red/white/blue" image, as well as all trademarks rights associated with same; 6) all lawsuits wherein American Residential funding, Inc. is the Plaintiff, including but not limited to: various small claims against Shuler, Rothwell, Qayed, Harding, Henderson, and civil suits against Herrera, Winters, Oreste.

NOTE 16. COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS

On March 3, 2006, we completed the disposition of substantially all of our assets, including but not limited to, all of our ownership interest in our subsidiary, American Residential Funding, Inc., a Nevada corporation ("AMRES") to AMRES Holding, LLC, a Nevada limited liability company ("AMRES Holding") under control of Vince Rinehart, a shareholder and our sole officer and director ("Rinehart"). Effective on September 30, 2005, the disposition was approved by written consent of a majority of our stockholders.

In exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in Anza, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking Investments USA, Inc., a Delaware corporation ("Viking"). Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated that certain Employment Agreement dated June 1, 2001, by and between Rinehart and Anza; (iii) AMRES assumed all obligations under that certain real property lease by and between Anza and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in Anza, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking.

The consideration given or received for the assets was determined by arm's length negotiations between all the parties involved.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q report may contain forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in forward-looking statements as a result of certain factors, including those discussed in the Company's Form 10-K for the period ended April 30, 2005, the Company's 10-Q for the period ended October 31, 2005, and this report. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations or any events, conditions or circumstances on which any such statement is based.

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

                     Percentage of Total Revenues by Service

                             % YTD Revenue         % YTD Revenue
                           January 31, 2006       January 31, 2005
                           ------------------    -------------------
Loan Brokering                      98.88%              97.00%
Mortgage Banking                      .12%               1.07%
Real Estate Brokerage                 .00                1.93%

        Total                     100.00 %            100.00 %

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

Loans Held for Sale

         Loans held for sale represent mortgage loans originated and held by AMRES, pending sale, to interim and permanent investors. AMRES sells loans it originates, typically within 30 days of origination, rather than holding them for investment. AMRES sells loans to institutional loan buyers under existing contracts. AMRES sells the servicing rights to its loans at the time it sells those loans. Typically, AMRES sells the loans with limited recourse. This means that, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. In the event AMRES is required to repurchase a loan, management will assess the impact of losses, which results from a repurchased loan. To date, no loans have been repurchased which were originated, funded and sold by AMRES; however, the Company has participated in settlements for damages as a result of default loans. The mortgage banking operations have been discontinued as of May 31, 2005 because of the closure of the warehouse line of credit due to AMRES inability to meet the maximum deductible requirement for the errors and omissions insurance. All loans were sold as of the nine months ended January 31, 2006.

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

Income Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the three months ended January 31, 2006 and 2005, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2005

Introduction

         Management's decision to close down operations has caused the decline in revenue, although administrative expenses were reduced because of reduction of personnel and ordering of supplies.


                                    Quarter Ended      Quarter Ended
                                     January 31,        January 31,           Dollar
                                         2006               2005              Change
                                    ---------------    ---------------    --------------
Revenues                                $7,501,006        $11,075,136        $(3,574,130)

Gross Profit %                                8.4%              31.9%                 N/A
General and Administrative
Expenses                                   786,457          2,384,921         (1,598,464)

Selling and Marketing                            -                  -                  -
Net Income (Loss) available to
common stockholders                      (334,569)          (384,219)             49,650

Revenues

         Out of revenues of $7,501,006 for the quarter ended January 31, 2006, 100.0% were generated from broker commissions, compared to total revenues of $11,075,136 and revenues from broker commissions of $11,002,585 or 99.3% for the quarter ended January 31, 2005. Total revenues decreased by $3,574,130 or (32.27%) for the quarter ended January 31, 2006 compared to the quarter ended January 31, 2005. The decrease in revenues compared to last year directly related to management's decision to discontinue operations in mortgage banking.

         AMRES is the only active subsidiary under ANZA and has generated 100% of the revenues this quarter.

Cost of Revenues

         Cost of revenues is comprised of salaries to employees along with commissions. Commissions are paid on loans funded. Other costs include other various loan related expenses, such as referral fees, processing fees, underwriting fees, and other miscellaneous fees related to brokered revenues. Cost of revenues decreased by $670,467 or 8.90%, for the quarter ended January 31, 2006, to $6,871,008 from $7,541,475 for the quarter ended January 31, 2005.
Notary and other costs associated with Expidoc.com and Bravorealty.com decreased by $152,303, or 100%. These decreases compared to last year are directly related to the discontinued operations of Expidoc.com and the transfer of ownership of bravorealty.com, while the decrease from last quarter is directly related to an overall decrease in operations and loan volume.

         Consolidated gross profit decreased by $2,903,663 or 82.17% for the quarter ended January 31, 2006 to $629,998 from $3,533,661 for the quarter ended January 31, 2005. The decrease was directly related to the discontinued operation of mortgage banking.

General and Administrative Expenses

         General and administrative expenses totaled $786,457 for the quarter ended January 31, 2006, compared to $2,384,927 for the quarter ended January 31, 2005. This decrease of $1,598,470 compared to last year, can be directly attributed to decrease in branch personnel expenses and branch management expenses and reduction of corporate staff.

Selling and Marketing Expense

         Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. There were no selling and marketing expenses for the quarter ended January 31, 2006 compared to $242,343 in the quarter ended January 31, 2005. The non-incurrence of expense was due to branches closing down and discontinuing of the mortgage banking division of AMRES.

Interest Expense

         Interest expense was an adjustment of $5,176 as of January 31, 2006, compared to $121,990 as of January 31, 2005. This adjustment was made resulting from reversal of interest accrual. Interest expense is primarily related to interest paid on our warehouse line of credit. The line of credit was not renewed upon maturity on May 31, 2005 due to Anza's inability to meet the errors and omissions maximum deductible guideline of the warehouse line provider. The decrease in the interest expense compared to last year was due to the discontinued operations of the mortgage banking division of AMRES.

Income Taxes

         Our income taxes have not been material during the periods presented because of utilization of Anza's net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2004 and 2005. The Company has no significant current or deferred income tax expense during the periods presented.

Net Income (Loss)

         We realized a net loss of $334,569 for the quarter ended January 31, 2006 compared to a net loss of $384,219 for the quarter ended January 31, 2005. The decrease compared to last year was due to reduction of costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2005

Introduction

         Our revenues, general and administrative expenses, selling and marketing expenses, and net income (loss) for the nine months ended January 31, 2006 and 2005 are as follows:


                                    Nine Months        Nine Months
                                       Ended              Ended
                                    January 31,        January 31,           Dollar
                                       2006                2005              Change
                                  ----------------    ---------------    ---------------
Revenues                              $33,533,057        $37,103,864        ($3,570,807)
Gross Profit %                             25.34%              31.3%                 N/A
General and Administrative
Expenses                                6,509,669          7,309,749           (800,080)
Selling and Marketing                   2,223,069          1,143,559           1,079,510
Net Income (Loss) available
to common stockholders               $(1,344,365)       $(1,649,879)            $305,514


Revenues

         Total revenues decreased by $3,710 for the nine months ended January 31, 2006 as compared to the nine month ended January 31, 2005. Revenues remained relatively flat because of the impact of increased interest rates on our volume of refinancing business, offset by an increased average loan size as a result of increased property values in most regions of the country.

Cost of Revenues

         Cost of revenues is comprised of salaries to employees along with commissions. Commissions are paid on loans funded. Other costs include other various loan related expenses, such as referral fees, processing fees, underwriting fees, and other miscellaneous fees related to brokered revenues. Cost of revenues decreased by $446,930 for the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005. These decreases compared to last year are directly related to the discontinued operations of Expidoc.com and the transfer of ownership of Bravorealty.com and closing of branches.

         Consolidated gross profit decreased by $3,123,877 for the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005. The decrease in the gross profit compared to last year was attributable to the decrease in production due to closure of branches.

General and Administrative Expenses

         General and administrative expenses decreased by $800,080 for the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005. This decrease compared to last year can be directly attributed to decrease in branch personnel expenses and branch management expenses and reduction of corporate staff.

Selling and Marketing Expense

         Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the nine months ended January 31, 2006 increased by $1,079,510 compared to nine months ended January 31, 2005 and this could be attributed in increased marketing to generate more sales.

Interest Expense

         Interest expense increased by $177,869 for the nine months ended January 31, 2006 as compared to the nine months ended January 31, 2005. Interest expense is primarily related to interest paid on our warehouse line of credit. The line of credit was not renewed upon maturity on May 31, 2005 due to Anza's inability to meet the errors and omissions maximum deductible guideline of the warehouse line provider. The increase in interest expense for the nine months this year was attributed to the amortization of discounts related to Series G Preferred stocks totaling $281,322.

Income Taxes

         Our income taxes have not been material during the periods presented because of utilization of Anza's net operating loss carryforwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2004 and 2005. The Company has no significant current or deferred income tax expense during the periods presented.

Net Income (Loss)

         We realized a net loss of $1,344,365 for the nine months ended January 31, 2006 compared to a net loss of $1,649,879 for the nine months ended January 31, 2005. The decrease compared to last year was due to reduction of costs.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

         Our cash position remains strong with over $1.25 million on hand as of January 31, 2006, compared to $2.3 million as of January 31, 2005. Our current liabilities exceed our current assets by $2,214,050. However, if our revenues continue to decline and we are unable to offset the declines by shedding overhead costs, our cash balances will decrease noticeably. In addition, any significant changes to our estimates of exposure from contingent liabilities could have a severe adverse effect on our liquidity and capital resources

Cash Flows

         Net cash provided by (used in) operating activities was $5,764,471 for the nine months ended January 31, 2006, compared to $1,058,192 for the nine months ended January 31, 2005. For the nine months ended January 31, 2006, we recorded a net loss of ($1,344,365) compared to a net loss of ($1,649,879) for the nine months ended January 31, 2005. In both periods, the changes in our loans held for sale was the primary contributor to the net cash provided by (used in) operating activities in the amount of $5,764,471 and $1,058,192 as of January 31, 2006 and 2005, respectively. In addition, for the current nine months, an increase in accrued liabilities in the amount of $173,891 and an increase in accounts payable in the amount of $33,867 were contributors to the cash provided by operating activities.

         Net cash (used in) investing activities was $25,774 for the nine months ended January 31, 2006 compared to cash provided by investing activities of $1,100 for the nine months ended January 31, 2005. For the nine months ended January 31, 2006, net cash provided by investing activities relates to the sale of property and equipment and investments.

         Net cash provided by (used in) financing activities was ($5,856,128) and ($1,018,983) for the nine months ended January 31, 2006 and January 31, 2005, respectively. The most significant contributor to the cash used in financing activities during the nine months ended January 31, 2006, relates primarily to payments on our warehouse line of credit in the amount of $(5,778,298). During the nine months ended January 31, 2005, the major contributor in the net cash used in financing activities was from payments to advances from our warehouse line of credit.

Liquidity

         Our cash on hand at January 31, 2006 amounted to $1,250,956 and our working capital shortfall was $2,214,050. Our current obligations consist primarily of liabilities generated in the ordinary course of business. We have no long-term debt which we need to service in the near term.

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

ITEM 4 CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures

            We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

            A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of January 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

First American Title Insurance

         In November 2004, a lawsuit was filed against our subsidiary, American Residential Funding, Inc., by First American Title Insurance in the State of Arkansas, County of Saline, case number CV-2004-875-1. The Complaint alleges breach of contract and warranty, breach of fiduciary duty, unjust enrichment, and conspiracy, and requests damages of $294,700, plus accrued interest. AMRES filed an Answer and is vigorously defending the action as AMRES believes it lacks merit.

Other Proceedings

         On June 8, 2005 a former consultant of the Company filed a complaint alleging that the Company owes him $125,000 plus attorneys' fees due to a breach of contract. The Company is defending vigorously and has filed a Cross-Complaint against the plaintiff as the Company believes that the plaintiff fraudulently induced the Company into entering into the subject contract. The matter has settled and all formal settlement agreements have been executed.

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

ITEM 5 OTHER INFORMATION

        On September 19, 2005, we entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and our sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of approximately 10,379,731 shares of our common stock and warrants to purchase a total of 3,450,000 shares of our common stock (the "Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to Anza or its management. The anticipated closing date has been changed by agreement of the parties to December 30, 2005. This agreement was closed on March 3, 2006.

         On September 23, 2005, we received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of Anza in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to Anza or its management. The anticipated closing date has been changed by agreement of the parties to December 30, 2005. These securities were sold to Viking on March 3, 2006, per the terms of the agreement.

         On September 30, 2005, we entered into a Reorganization, Stock and Asset Purchase Agreement by and among Anza and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby we will sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of our ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions will occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking. The anticipated closing date has been changed by agreement of the parties to December 30, 2005. This agreement was closed on March 3, 2006. See Note 16 in the consolidated financial statements for detailed final terms.

         On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of our common stock, 8,201.5 shares of our Series D Preferred stock, and warrants to purchase 750,000 shares of our common stock, in exchange for the total purchase price of $125,000. The anticipated closing date has been changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to Anza or its management. These securities will all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in our Current Report on Form 8-K dated September 23, 2005. These securities were sold to Viking on March 3, 2006.

Subsequent event
----------------

    Completion of Acquisition or Disposition of Assets.

         On March 3, 2006, we completed the disposition of substantially all of our assets, including but not limited to, all of our ownership interest in our subsidiary, American Residential Funding, Inc., a Nevada corporation ("AMRES") to AMRES Holding, LLC, a Nevada limited liability company ("AMRES Holding") under control of Vince Rinehart, a shareholder and our sole officer and director ("Rinehart"). Effective on September 30, 2005, the disposition was approved by written consent of a majority of our stockholders.

         In exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in Anza, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking Investments USA, Inc., a Delaware corporation ("Viking"). Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated that certain Employment Agreement dated June 1, 2001, by and between Rinehart and Anza; (iii) AMRES assumed all obligations under that certain real property lease by and between Anza and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in Anza, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking.

         The consideration given or received for the assets was determined by arm's length negotiations between all the parties involved.

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

(b)      Reports on Form 8-K

         On March 15, 2006, we filed a Current Report on Form 8-K regarding our closing of our outstanding Stock Purchase Agreements, Securities Purchase Agreements, and Reorganization, Stock and Asset Purchase Agreements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: March 22, 2006                        /s/ Li Shaoming
                                             -----------------------------------
                                             By:  Li Shaoming
                                             Its: President, Chairman and Chief
                                                  Executive Officer and Director