Form 10KSB
period 2006-04-30
ANZA CAPITAL INC
filed 2006-08-15
CIK 926844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _______________.


                         Commission file number O-24512


                         Renhuang Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

                               Anza Capital, Inc.
                     (Former name of small business issuer)


_________Nevada                                  88-1273503
(State or other jurisdiction      I.R.S. Employer incorporation or organization)
of Identification No.)

c/o Viking Investments
65 Broadway, Suite 888
      New York, NY                                    10006
(Address of principal executive offices)            (Zip Code)


                                 (212) 430 6548
               Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Issuer's revenues for its most recent fiscal year: $00.00

Aggregate market value of the voting stock held by non-affiliates: $207,741.66, as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 3,462,361 shares of common stock.

Number of shares outstanding of each of the issuer's classes of common stock at April 30, 2006:

Common Stock: 13,355,181 (Pre Stock Split)      Preferred Stock: 0

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

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

                         RENHUANG PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                     Part I

ITEM 1 -- BUSINESS

ITEM 2 -- PROPERTIES

ITEM 3 -- LEGAL PROCEEDINGS

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                     Part II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

ITEM 7 -- FINANCIAL STATEMENTS

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9 -- CONTROLS AND PROCEDURES

ITEM 10 -- OTHER INFORMATION

                                    Part III

ITEM 11 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 12 -- EXECUTIVE COMPENSATION

ITEM 13 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

ITEM 14 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 15 -- PRINCIPAL ACCOUNTING FEES AND SERVICES


                                     Part IV

ITEM 16 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ITEM 1 -- BUSINESS

Business Overview

Up until March 3, 2006, we were a holding company that currently operated primarily through one active subsidiary, American Residential Funding, Inc., a Nevada Corporation (AMRES), which provided home financing through the brokerage of residential home loans.

AMRES

AMRES consistently provided the majority of our consolidated revenue. AMRES is primarily a loan broker that, through its loan agents, locates prospective borrowers from real estate brokers, home developers, and marketing to the general public. After taking a loan application, AMRES processes the loan package, including obtaining credit and appraisal reports. AMRES then presents the loan to one of approximately 400 approved lenders, who then approve the loan, draw loan documents, and fund the loan. AMRES receives a commission for each brokered loan, less what is paid to each agent.

The mortgage loans are generally "one-to-four-family" mortgage loans, which were permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one-to-four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan may be secured by an owner-occupied primary residence or second/vacation home, or by a non-owner occupied residence.

We have marketed and sold our mortgage brokerage services primarily through a direct sales force of loan agents totaling between 20 and 40 persons from our previous office in Costa Mesa, California, as well as over 500 loan agents at branch locations.

We faced intense competition in the origination and brokering of our mortgage loans. Such competition came from banks, savings and loan associations and other entities, including real estate investment trusts. Many of our competitors had significantly more assets and greater financial resources than us.

Environmental Matters

We have not been required to perform any investigation or clean up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

Trade Names and Service Marks

We do not currently own any Trade Names, Trade Marks or Service Marks.

Employees

As of March 8, 2006, we do not have any employees.

Historical Changes in Business Strategy and Changes in Control

Renhuang Pharmaceuticals, Inc. ("Renhuang" or the "Company") was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, and on January 2, 2002 to Renhuang Pharmaceuticals, Inc.

On April 11, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,892,820 shares representing approximately 74% of the 13,355,181 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving the amendments to the Company's Articles of Incorporation (the "Amendment"): (i) to change the name of the Company to Renhuang Pharmaceutical, Inc.

On July 27, 2006 the Company effectuated the name change to Renhuang Pharmaceuticals, Inc.

Recapitalization

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

On or about April 11, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,892,820 shares representing approximately 74% of the 13,355,181 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving the 1-for-30 reverse stock split of our Common Stock. On April 11, 2006, the Board of Directors of the Company approved the above-mentioned stock split, subject to Stockholder approval and on August 11, 2006, the Board of Directors effectuated the stock split reversal.

Discontinued operations

On September 30, 2005, the Board of Directors of the Company approved, declared it advisable and in the Company's best interests and directed that there be submitted to the holders of a majority of the Company's voting stock for action by written consent the proposed sale of substantially all of the Company's assets, including but not limited to all of the Company's ownership interest in AMRES to AMRES Holding.

The purpose of the Asset Sale, in conjunction with the Securities Sale described below, is to promote the interests of the Company's stockholders by selling unprofitable assets to prevent further losses and provide them with a reasonable exit from their equity holdings in the Company.

Vincent Rinehart, a shareholder and at the time, the sole officer and director of the Company, is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by the Board of Directors and the majority of the voting stockholders of the Company.

Securities Sale

On September 19, 2005, the Board of Directors of the Company approved, declared it advisable and in the Company's best interests and directed that there be submitted to the holders of a majority of the Company's voting stock for action by written consent the proposed sale by AMRES Holding and Rinehart to Viking of their entire ownership interests in the Company consisting of an aggregate of approximately 10,379,731 shares of common stock, par value $0.001 and warrants to purchase a total of 3,450,000 shares of the Company's common stock (collectively, the "Securities") in exchange for an aggregate purchase price of $375,000 (the "Purchase Price"), of which $150,000 was paid out as a dividend to approximately 3,026,688 shares and was equal to approximately $0.0495 per share, and the balance to pay off to pay off company debt and liabilities, leaving the Company without assets and liabilities, as additional consideration in connection with the transactions contemplated by the Asset Sale. Approval of the Securities Sale by a majority of the company's stockholders was not required; nonetheless, effective on September 30, 2005, the Securities Sale was approved by written consent of a majority of the Company's stockholders. Viking does not bear a related-party relationship to the Company or its management.

Dividend

The Company distributed $150,000 of the Purchase Price as a cash dividend to the Company shareholders on or about March 15, 2006. The dividend was paid to approximately 3,026,688 shares and was equal to approximately $0.0495 per share. The balance of the funds was used to resolve all outstanding obligations of the Company and AMRES prior to the consummation of the Securities Sale (the "Closing").

Closing Date

On March 3, 2006, the Closing Date, the transactions referred to above closed and we discontinued our operations.

The Company is currently devoting its efforts to locating merger or acquisition candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with or acquisition of another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


ITEM 2 -- PROPERTIES

Our principal place of business is in New York City, New York, where we are provided with offices at no cost by our majority shareholder, Viking Investments.

ITEM 3 -- LEGAL PROCEEDINGS

We are not a party to, or threatened by any litigation or procedures.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "AZAC." Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year                                                 Bid Prices
Ended                                                       ----------
April 30,             Period                           High            Low
---------           ------------------------           ----            ---

2004                First Quarter                      1.05            0.65
                    Second Quarter                     0.80            0.25
                    Third Quarter                      0.58            0.25
                    Fourth Quarter                     0.40            0.21

2005                First Quarter                      0.28           0.115
                    Second Quarter                     0.17            0.06
                    Third Quarter                      0.12            0.06
                    Fourth Quarter                     0.13            0.05

2006                First Quarter                      0.13            0.04
                    Second Quarter                     0.09            0.04
                    Third Quarter                      0.04            0.03
                    Fourth Quarter                     0.15            0.02

2007                First Quarter (through             0.07            0.04
                    June 30, 2006)

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

Holders

As of July 15, 2006, there were 13,355,181 shares of our common stock Issued and outstanding held by 72 holders of record.

Dividend Policy

The Company distributed $150,000, as further described above under Discontinued Operations, as a cash dividend to the Company shareholders on or about March 15, 2006. The dividend was paid to approximately 3,026,688 shares equal to approximately $0.0495 per share.

We do not expect to pay any dividend in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends on our common stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Unregistered Sales of Equity Securities


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

OVERVIEW

As of March 3, 2006 we discontinued our previous operations and we have not started any new operations. The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the years ended April 30, 2006 and 2005, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED APRIL 30, 2006 COMPARED TO THE TWELVE MONTHS ENDED APRIL 30, 2005

Introduction

We have incurred significant non-cash expenses for the years ending April 30, 2006 and April 30, 2005 of $0.00 and $1,650,207.

Revenues

Revenues decreased by $50,289,432 or (100)% for the year ended April 30, 2006, compared to the year ended April 30, 2005. The decrease in revenues is directly related to decrease in loan production and discontinued operations.

Consolidated gross profit decreased by $13,242,061, or (100)% for the year ended April 30, 2006 to $0.00 from $13,242,061 for the year ended April 30, 2005. The decrease in gross profit is directly related to decrease in loan production and discontinued operations.


Selling and Marketing Expense

Selling and marketing expense relates primarily to costs incurred for prospecting activities to obtain new clients (borrowers). These costs include acquiring "leads" which translate into funded loans. Selling and marketing expenses for the year ended April 30, 2006 amounted to $0.00 compared to $2,445,404 in the comparative prior year. The increase from the prior year is due to discontinued operations.

Consulting Expenses

We have recorded $0.00 in consulting fees.

Income Taxes

Our income taxes have not been material during the periods presented because of the current losses and utilization of RENHUANG's net operating loss carry-forwards for federal income tax reporting purposes. California suspended net operating losses usage for fiscal 2003, 2004, and 2005. The Company has no significant current or deferred income tax expense during the periods presented.

Net Loss Available to Common Shareholders

There was a net income from discontinued operations for the year ended April 30, 2006 in the amount of $876,951 or $0.12 per share compared with a net loss available to common shareholders of $3,579,642, or $(0.73)per share for the year ended April 30, 2005.

As we continued to experience a significant slow down in the refinance business, and to be unsuccessful in the business initiatives described above and to expand our sources of revenue, we took immediate actions and discontinued our operations as further described above. Loss from Discontinued Operations


Liquidity and capital resources

Cash Flows for the Twelve Months Ended April 30, 2006 Compared to the Twelve Months Ended April 30, 2005.

Our cash balance is zero on hand as of April 30, 2006.

Net cash used in operating activities was $1,316,840 for the twelve months ended April 30, 2006, compared to $3,374,672 of cash provided by operating activities for the twelve months ended April 30, 2005.


Net cash used in investing activities was $0.00 and $8,181 for the twelve months ended April 30, 2006 and 2005, respectively. For the twelve months ended April 30, 2006, net cash used in investing activities relates to the purchase of equipment in the amount of $0.00.

Net cash provided by financing activities was $for the twelve months ended April 30, 2006, compared to net cash used in financing activities in the amount of $2,495,168 for the twelve months ended April 30, 2005. The most significant contributor to the cash used in financing activities during year ended April 30, 2006 was $150,000 being payment of dividend.

As most business oriented entities, we are vulnerable to increases in interest rates.

ITEM 7 -- FINANCIAL STATEMENTS

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 8, 2006, the board of directors of Renhuang Pharmaceuticals, Inc., approved the dismissal of Singer Lewak Greenbaum & Goldstein LLP as independent auditor for the Company. Singer, Lewak, Greenbaum & Goldstein LLP's was our independent accountants for the fiscal year ending April 30, 2005 only and they opined on one year of financial statements, specifically, the year ending April 30, 2005.

Management of Renhuang Pharmaceuticals, Inc. has not had any disagreements with Singer Lewak Greenbaum & Goldstein LLP related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the fiscal year ended April 30, 2005 and through Singer Lewak Greenbaum & Goldstein LLP dismissal on March 8, 2006, there has been no disagreement between the Company and Singer Lewak Greenbaum & Goldstein LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Singer Lewak Greenbaum & Goldstein LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

In connection with their audit of our financial statements for the fiscal year ended April 30, 2005 and reviews of the interim periods preceding March 8, 2006, there have been no disagreements with Singer Lewak Greenbaum & Goldstein LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Singer Lewak Greenbaum & Goldstein LLP would have caused them to make reference thereto in their report on the financial statements.

On March 8, 2006, the Company engaged Rotenberg & Co. LLP of Rochester, New York, as its new independent auditors.

ITEM 9 - CONTROL AND PROCEDURE

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

We were unable to meet our requirements to timely file our Form 10-Q for the quarter ended July 31, 2005. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-Q for the quarter ended July 31, 2005. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

ITEM 10 -- OTHER INFORMATION

On September 19, 2005, we entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and our sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of approximately 10,379,731 shares of our common stock and warrants to purchase a total of 3,450,000 shares of our common stock (the "Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to Renhuang or its management. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

On September 23, 2005, we received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of Renhuang in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to Renhuang or its management. The anticipated closing date has been changed by agreement of the parties to December 30, 2005.

On September 30, 2005, we entered into a Reorganization, Stock and Asset Purchase Agreement by and among Renhuang and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby we will sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of our ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions will occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of our common stock, 8,201.5 shares of our Series D Preferred stock, and warrants to purchase 750,000 shares of our common stock, in exchange for the total purchase price of $125,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to Renhuang or its management.

On March 3, 2006, these securities were all sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in our Current Report on Form 8-K dated September 23, 2005.

                                    PART III

ITEM 11 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name                       Age            Position(s)
--------------            -----           --------------------------------------

Name                       Age            Position(s)
--------------            -----           --------------------------------------

Shaoming Li                 44            Chairman of the Board of Directors,
                                          President, and Chief Executive Officer

Leo L. Wang                 38            Director, Chief Financial Officer

Fanrong Meng                34            Director

Dianjun Pi                  55            Director

Zuoliang Wang               35            Director, Chief Accounting Officer


Mr. Li Shaoming has served as the Chairman of the Board of Directors since founding Harbin Renhuang Pharmaceutical Co. Ltd in 1996. Mr. Li has more than 20 years experience from the pharmaceutical and finance industry. From 1984 to 1996, Mr. Li served as Vice Chairman of Shenzhen Health Pharmaceutical Co. Ltd, a company dedicated to drug research, production, and sales. Mr. Li is a professor at Harbin Business University and Northeastern Agriculture University. Mr. Li also served as Vice Chairman of Heilongjiang Provincial Chinese Traditional Medicine Association and Heilongjiang Provincial Medicine Association. Mr. Li Shaoming graduated from Central University of Finance and Economics in Beijing, China with a bachelor degree in finance.

      Dr. Leo Wang has served as the Chief Financial Officer of Harbin Renhuang Pharmaceutical Co. Ltd since 2006. An expert on international business, finance and investment, Dr. Wang pioneered the study of foreign investments and multinational companies in China before the current wave of international business flows into China. Prior to Dr. Wang's current position, he worked in investment management at a New York hedge fund that invested for senior executives of Citigroup Morgan Stanley, UBS and the Federal Reserve. He also developed investment strategies at Fleet Boston Financial Corporation (Bank of America), and provided strategy consulting for Raytheon Company. Previously, he was an Assistant Professor of Economics at the University of Copenhagen in Denmark, and an Economic Advisor to the Ministry of Finance in Norway. Dr. Wang holds an M.B.A. in Finance and Management from MIT and a Ph.D. in Economics from the University of Oslo. He was also a National Science Foundation Scholar at Harvard University.

Mr. Fanrong Meng has served as the Chief Executive Officer of Harbin Venture Capital Ltd. since 2001. Mr. Meng has more than 15 years investment experience in China. In 1997, he participated in the successful Initial Public Listing of Asiapower Investment in Singapore. Mr. Meng also has participated in various international investment banking transactions with private and publicly listed companies. Mr. Meng Fanrong graduated from Xiamen University with a master degree in Finance.

Mr. Pi Dianjun has served as the Chief Operation Officer of Harbin Renhuang Pharmaceutical Co. Ltd since 2003, including responsibilities for the human resource department, information management, the center of management, and the office of the president in Renhuang. From 1992 to 2001, Mr. Pi served as the Chief Operation Officer of China Resource Breweries Limited, Harbin Office; from 2002 to 2004, Mr. Pi served as Vice Chairman of Kuihua Pharmaceutical Co. Ltd. Mr. Pi Dianjun graduated from Heilongjiang University.

Mr. Wang Zuoliang has served as Chief Accounting Officer of Harbin Renhuang Pharmaceutical Co. Ltd since 2005. Mr. Wang Zuoliang has more than 10 years experience in accounting. From 2004 to 2005, Mr. Wang Zuoliang served as CFO of Harbin Huijiabei Food Co. Ltd. From 2001 to 2004, Mr. Wang served as the manager of accounting department of China Resource Breweries Limited, Harbin Office. Mr. Wang Zuoliang graduated from Qiqihaer Mechanic Institute in 1994 with bachelor degree in engineering management.

To the Company's knowledge, none of the directors presently serve as directors of public corporations other than Renhuang Pharmaceuticals, Inc.

Board Meetings and Committees

During the fiscal year ended April 30, 2006, the Board of Directors met on numerous occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

On April 1, 2006, Mr. Shaoming and Mr. Zuoliang Wang of our Board of Directors formed an Audit Committee. During the fiscal year ended April 30, 2006, the Audit Committee met on one occasion. In accordance with a written charter adopted by the Company's Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company's financial reporting process, including the system of internal controls. In connection with the audit of our financial statements for the fiscal year ended April 30, 2006, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the independent auditors the matters required to be discussed by SAS 61, (iii) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, (iv) discussed with the independent accountant the independent accountant's independence, and (v) made appropriate recommendations to the Company's Board of Directors concerning inclusion of the audited financial statements in the Company's annual report on Form 10-KSB.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Compensation Comittee
On April 1, 2006, Mr. Shaoming and Mr. Zuoliang Wang of our Board of Directors formed an Audit Committee. During the fiscal year ended April 30, 2006, the Audit Committee met on one occasion.


ITEM 12 -- EXECUTIVE COMPENSATION

Executive Officers and Directors

On June 1, 2001, we entered into an Employment Agreement with Vincent Rinehart. Under the terms of the agreement, we were to pay to Mr. Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement was for a term of 5 years and provided for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment was terminated for any reason, including cause. Mr. Rinehart's Employment Agreement was ratified by the shareholders of the Company at our 2001 Annual Shareholders Meeting. Following Mr. Rinehart's resignation on March 3, 2006, the employment agreement was terminated, including the $500,000 waiver without any further obligation from either the Company or Mr. Rinehart.

2003 Omnibus Securities Plan
On February 28, 2003, our Board of Directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan, which was approved by our shareholders on April 11, 2003. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allowed for the award of stock and options, up to 750,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan should automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. As of April 30, 2006, there are no options or other financial instruments outstanding under the 2003 Omnibus Securities Plan.

None of the current officers and directors receive any compensation from the Company.


Board Compensation
There are currently no agreements with any of the directors, or director nominees for compensation, and the Company does not anticipate paying any compensation. Directors of the Company are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM 13 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 15, 2006, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                  COMMON STOCK

Title of    Name and Address of              Amount and nature of    Percent
Class       Beneficial Owner                 Beneficial Ownership    of Class
---------   --------------------             --------------------    --------
Common      Viking Investments USA, Inc.
Stock       65 Broadway, Suite 888                 9,892,820           74.07%
            New York, NY 10006

            Li Shaoming                                    0               0

            Leo L. Wang                                    0               0

            Pi Dianjun                                     0               0

            Wang Zuoliang                                  0               0

All officers and directors                                 0               0


ITEM 14 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Convertible note

On October 11, 2004, the Company issued a secured convertible note payable totaling $125,000 to AMRES Holding, LLC, a related party partially owned and controlled by Mr. Vince Rinehart, our then Chief Executive Officer. The note was secured by substantially all of AMRES' assets. Interest on this note was payable quarterly beginning on January 1, 2005 at 12% per annum. Pursuant to its terms, the note matured on October 11, 2006. The was convertible into the Company's common stock at 75% of the average closing bid price for the five days preceding the date of the conversion notice. As additional consideration, the Company issued a warrant to AMRES Holding, LLC to purchase 250,000 shares of the Company's common stock at $0.10 per share. The warrant was exercisable at any time between the closing date and a date which was five years from the closing date. The Company allocated the proceeds of the note to the note and warrants based on their relative fair values, resulted in a discount related to the warrant of $10,175. The discount was amortized over the life of the note. As the conversion feature of the note at the time of issuance was beneficial to the holder, the Company recorded a discount on the note of $57,413. The discount was amortized over the term of the note as interest expense. During the quarter ended July 31, 2005, the note was fully repaid, and the unamortized discount of $17,185 was immediately charged to interest expense.

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

Sale and disposition of assets to related party

On December 28, 2005, a Warranty bill of Sale was executed which sold certain AMRES assets to AMRES Holding, LLC, a corporation owned by Vincent Rinehart, our then Chief Executive Officer. The sale resulted in a total loss of $110,611 to AMRES. The following described chattels and personal properties were included in the sale: 1.) Wells Fargo Bank Savings Account #690-6530787 as of 12-19-05 in the sum of $125,000.00 pledged as a collateral for Surety Bonds issued by The Hartford Insurance Company, VA; 2)166,667 shares of stock in M-GAB Development Corp and 166,667 warrant securities as fully described in warrant purchase agreement dated March 8, 2004, all of which have been fully assigned to Seller from Renhuang Pharmaceuticals, Inc.; 3) complete Nortel Phone system, including all software, numbers and hardware, and which AMRES Holding agrees to assume the lease/purchase contract associated with said system; 4) all websites and URL's owned by AMRES including but not limited to loancomp.com; amres.net; americanresidentialfunding.com; amresdirect.com/net/biz; Fhafunding.com;
losangeleshomeloans.com; lasvegashomeloan.com; residentialfunding.com;
redcarpetmortgage.com 5) any and all copyright or trademarks seller owns or claims title to, including but not limited to AMRES, American Residential Funding, the "eagle/home in red/white/blue" image, as well as all trademarks rights associated with same; 6) all lawsuits wherein American Residential funding, Inc. is the Plaintiff, including but not limited to: various small claims against Shuler, Rothwell, Qayed, Harding, Henderson, and civil suits against Herrera, Winters, Oreste.

Vincent Rinehart, a shareholder and at the time, the sole officer and director of the Company, is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by the Board of Directors and the majority of the voting stockholders of the Company.

On March 3, 2006, in exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in Renhuang, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking Investments USA, Inc., a Delaware corporation ("Viking"). Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated that certain Employment Agreement dated June 1, 2001, by and between Rinehart and Renhuang; (iii) AMRES assumed all obligations under that certain real property lease by and between Renhuang and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in Renhuang, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking. In consideration for the above, Viking paid to $375,000 of which $150,000 was paid as a cash dividend to the Company shareholders on or about May 1, 2006 to approximately 3,026,688 shares and was equal to approximately $0.0495 per share. The balance of the funds was used to resolve all outstanding obligations of the Company and AMRES prior to the consummation of the Securities Sale (the "Closing").

Vincent Rinehart, a shareholder and at the time, the sole officer and director of the Company, is the managing member of AMRES Holding and an officer and director of AMRES. Viking does not bear a related-party relationship to the Company or its management.
The consideration given or received for the assets was determined by arm's length negotiations between all the parties involved.

Completion of Acquisition or Disposition of Assets.

On March 3, 2006, we completed the disposition of substantially all of our assets, including but not limited to, all of our ownership interest in our subsidiary, American Residential Funding, Inc., a Nevada corporation ("AMRES") to AMRES Holding, LLC, a Nevada limited liability company ("AMRES Holding") under control of Vince Rinehart, a shareholder and our then sole officer and director ("Rinehart"). Effective on September 30, 2005, the disposition was approved by written consent of a majority of our stockholders.

In exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in Renhuang, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking Investments USA, Inc., a Delaware corporation ("Viking"). Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated that certain Employment Agreement dated June 1, 2001, by and between Rinehart and Renhuang; (iii) AMRES assumed all obligations under that certain real property lease by and between Renhuang and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in Renhuang, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking.

Vincent Rinehart, a shareholder and at the time, the sole officer and director of the Company, is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by the Board of Directors and the majority of the voting stockholders of the Company. Viking does not bear a related-party relationship to the Company or its management.

The consideration given or received for the assets was determined by arm's length negotiations between all the parties involved.

ITEM 15 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $109,352.25, and Rotenberg billed us $0.00, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-Q's, as applicable.

Audit - Related Fees

During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $0.00, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $0.00, and Rotenberg & Co. LLP billed us zero, respectively, for professional services for tax preparation.

All Other Fees

During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP and Rotenberg & Co. LLP did not bill us for any other fees.

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

ITEM 17 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits


Item No.  Description
--------  -----------


31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Item 3.02: Unregistered Sales of Equity Securities, incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on 2005-06-20.

(2) Item 1.01: EX-10.1 Common Stock Purchase Agreement by and between Renhuang Anza Capital, Inc. Vince Rinehart and AMRES Holding, LLC, on the one hand, and Viking Investments USA, Inc., on the other hand, incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on 2005-09-19.

(3) Item 1.01: EX-10.2 Securities Purchase Agreement by and between AMRES Holding, LLC, a Nevada limited liability company ("PURCHASER")and Peter and Irene Gauld, incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on 2005-09-19.

(4) Item 1.01: EX-10.1 Entry into a Material Definitive Agreement related to Reorganization, Stock and Asset Purchase Agreement by and between AMRES Holding, LLC and Vince Rinehart on the one hand and American Residential Funding, Inc. and Anza Capital, Inc. incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on 2005-09-30.

(5) Item 1.01: EX-10.2 Entry into a Material Definitive Agreement by and among AMRES Holding, LLC, on the one hand, and Cranshire Capital, L.P., The dotCom Fund, LLC, and Keyway Investments, Ltd., incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on 2005-09-30.

(6) Pre 14 C Preliminary Schedule Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, to approve (i) the sale of substantially all of the Company's assets to AMRES Holding, LLC, including but not limited to all of the Company's ownership interest in American Residential Funding, Inc. (the "Asset Sale"); (ii) the sale by AMRES Holding and Vince Rinehart, of their entire ownership interests in the Company to Viking Investments USA, Inc. (the "Securities Sale"); and (iii) the election of a new director to the Company's Board of Directors (the "Director Elections") incorporated by reference to our Form PRE 14C originally filed with the Commission on 2005-10-03 amended and filed on Form Pre 14 C with the Commission on 2005-10-19, second amendment filed with the Commission on Form Pre 14 C on 2005-12-01.

(7) Item 1.01: Entry into a Material Definitive Agreement by and between AMRES Holding, LLC, and GunnAllen Financial, Inc., incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on 2005-10-12.

(8) DEFR 14C Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, to approve (i) the sale of substantially all of the Company's assets to AMRES Holding, LLC, including but not limited to all of the Company's ownership interest in American Residential Funding, Inc. (the "Asset Sale"); (ii) the sale by AMRES Holding and Vince Rinehart, of their entire ownership interests in the Company to Viking Investments USA, Inc. (the "Securities Sale"); and (iii) the election of a new director to the Company's Board of Directors (the "Director Elections") incorporated by reference to our Form DEFR 14C dated and filed on 2005-12-07.

(9) Item 1.02: Termination of a Material Definitive Agreement by and between Anza Capital, Inc. Vince Rinehart and AMRES Holding, LLC, on the one hand, and Viking Investments USA, Inc., on the other hand, incorporated by reference to our Current Report on Form 8-K dated and filed with the Commission on 2006-01-06.

(10) Item 1.01: Entry Into a Material Definitive Agreement by and between Anza Capital, Inc. Vince Rinehart and AMRES Holding, LLC, on the one hand, and Viking Investments USA, Inc., on the other hand, incorporated by reference to our Current Report on Form 8-K originally filed and dated with the Commission on 2006-03-03, re-filed on Form 8-K/A Current Report dated and filed with the Commission on 2006-03-15.

(11) Item 1.02: Completion of Acquisition or Disposition of Assets, incorporated by reference to our Current Report on Form 8-K originally filed and dated with the Commission on 2006-03-03, re-filed on Form 8-K/A Current Report dated and filed with the Commission on 2006-03-15.

(12) Item 5.01: Changes in Control of Registrant, incorporated by reference to our Current Report on Form 8-K originally filed and dated with the Commission on 2006-03-03, re-filed on Form 8-K/A Current Report dated and filed with the Commission on 2006-03-15.

(13) Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, incorporated by reference to our Current Report on Form 8-K originally filed and dated with the Commission on 2006-03-03, re-filed on Form 8-K/A Current Report dated and filed with the Commission on 2006-03-15.

(14) Item 4.01 and 9.01: Changes in Registrant's Certifying Accountant, incorporated by reference to our Current Report on Form 8-K originally filed and dated with the Commission on 2006-04-10, amended and filed on Form 8-K/A Current Report with the Commission on 2006-05-03.

(15) Pre 14 C Other Preliminary Information Statement to amend the Company's Articles of Incorporation to change the Company's name and to obtain approval of a 1-for-30 Reverse Stock Split, incorporated by reference to our Form PRE 14C dated and filed with the Commission on 2006-04-12.

(16) Current report Form 10-Q, Quarterly report dated and filed with the Commission on 2005-10-21.

(16) Current report Form 10-Q, Quarterly report dated and filed with the Commission on 2005-12-15.

(16) Current report Form 10-Q, Quarterly report dated and filed with the Commission on 2006-03-23.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2006              Renhuang Pharmaceuticals, Inc.


                                    /s/ Li Shaoming
                                    --------------------
                                    By:  Li Shaoming
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2006                       Renhuang Pharmaceuticals, Inc.


                                             /s/ Leo Wang
                                             -------------------
                                             By: Leo Wang
                                             Chief Financial Officer

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders
Renhuang Pharmaceuticals, Inc. (formerly Anza Capital, Inc.)
Nevada


      We have audited the accompanying consolidated balance sheet of Renhuang Pharmaceuticals, Inc. (formerly Anza Capital, Inc.) as of April 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming Renhuang Pharmaceuticals, Inc. (formerly Anza Capital, Inc.) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is currently devoting its efforts to locating merger or acquisition candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with or acquisition of another company, and ultimately, achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
August 9, 2006

  RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       April 30, 2006        April 30, 2005
                                                                                       --------------        --------------

ASSETS
Current assets -Discontinued Operations:
     Cash and cash equivalents (Note 2)                                                                       $  1,316,840
     Commissions and accounts receivable                                                                         1,234,658
     Marketable securities, subject to rescission                                                                1,090,000
     Loans held for sale, net (Note 3)                                                                           5,886,950
     Prepaids and other current assets                                                                              18,102
                                                                                       --------------        --------------
Total current assets-Discontinued Operation                                             $       0.00             9,546,550

Property and equipment, net (Note 4)-Discontinued Operations                                                       183,792
Other assets-Discontinued Operations                                                                                47,334
                                                                                       --------------        --------------
Total assets-Discontinued Operations                                                    $       0.00          $  9,777,676
                                                                                       --------------        --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities-Discontinued Operations:
     Accounts payable                                                                                         $     80,845
     Accrued liabilities (Note 7)                                                                                1,593,562
     Unsecured line of credit                                                                                       75,000
     Warehouse line of credit (Note 6)                                                                           5,778,298
     Commissions payable                                                                                         2,091,129
     Other current liabilities                                                                                      26,918
     Notes Payable, net of discount of $51,141 (Note 8)                                                             56,094
     Redeemable securities, net of discount of $281,322                                                            808,678
                                                                                       --------------        --------------
Total current liabilities-Discontinued Operations                                       $       0.00          $ 10,510,524
                                                                                       --------------        --------------

Minority Interest                                                                                  -                     -

Stockholders' equity (deficit) (Note 12): Preferred stock, 2,500,000 shares authorized:
     Series D convertible preferred stock, no par value; liquidation value of
     $126.81 per share; 15,000 shares authorized; nil and8,201.5
     shares outstanding as of April 30, 2006 and 2005 respectively                                               1,040,222
     Series F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, nil and 18,800
     shares issued and outstanding as of April 30, 2006 and                                                        313,490
2005                        respectively.
Common stock, $0.001 par value; 100,000,000 shares
     authorized; 13,355,181 and 10,486,398 shares issued at April 30, 2006 and
     2005, respectively, and 13,355,181 and 6,315,998 shares outstanding as of
     April 30, 2006
     and 2005, respectively                                                                   13,355                 6,316
Additional paid-in capital                                                                17,375,011            16,022,441
Accumulated deficit                                                                      (17,388,366)          (18,115,317)
                                                                                       --------------        --------------
Total stockholders' equity (deficit)                                                    $       0.00              (732,848)
                                                                                       --------------        --------------

Total liabilities and stockholders' equity (deficit)                                    $       0.00          $  9,777,676
                                                                                       ==============        ==============



See accompanying notes to these consolidated financial statements

  RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended
                                                         -----------------------------------------
                                                           April 30,     April 30,      April 30,
                                                             2006           2005          2004
                                                         -----------    -----------    -----------

Income(loss) from discontinued operations (Note 10)      $   878,711    $(3,528,137)   $(1,122,663)
                                                         -----------    -----------    -----------
Net income (loss), before minority interest in losses                                  $(1,122,663)
of consolidated subsidiary                                               (3,528,137)
                                                         $   878,711
                                                         ===========    ===========    ===========
Minority interest in losses of consolidated subsidiary            --         75,245            --
Net income (loss)                                        $   878,711     (3,452,892)    (1,122,663)
Preferred stock dividends                                     (1,760)      (126,750)           --
                                                         ===========    ===========    ===========
Net income (loss) available to common shareholders           876,951     (3,579,642)    (1,122,663)
                                                         ===========    ===========    ===========
Earnings (loss) per common share:
 Basic:
 Weighted average number of common shares                  7,443,029      4,885,038      4,866,681


  Net income (loss) per common share from discontinued                  $     (0.73)   $     (0.23)
 operations                                                     0.12
                                                         -----------    -----------
  Net income (loss) per basic common share                      0.12    $     (0.73)   $     (0.23)
                                                         ===========    ===========
 Diluted:
  Weighted average number of common shares                 4,866,681      4,866,681      4,866,681

  Net income per common share from discontinued
 operations                                                     0.18    $     (0.74)   $     (0.23)
  Net income (loss) per diluted common share                    0.18    $     (0.74)   $     (0.23)
                                                         ===========    ===========



See accompanying notes to these consolidated financial statements

  RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED APRIL 30, 2004, 2005, AND 2006


                                                            A Preferred               C Preferred               D Preferred
                                                      -----------------------   -----------------------   -----------------------
                                                        Shares       Amount       Shares       Amount       Shares       Amount
                                                      ----------   ----------   ----------   ----------   ----------   ----------


Balances, April 30, 2003                                      --           --           --           --      8,201.5    1,040,222
                                                      ----------   ----------   ----------   ----------   ----------   ----------

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
                                                      ==========   ==========   ==========   ==========   ==========   ==========


  RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON'T)


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

Issuance of warrants as consulting expense

Issuance of warrants with convertible debt

Beneficial conversion feature on convertible debts

Beneficial conversion feature on issuance of Series G preferred stock

Conversion of AMRES debt to equity, net gain of
$110,398

Net loss attributable to common shareholders

                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances as of April 30, 2005                                 --           --           --           --      8,201.5   $1,040,222
                                                      ==========   ==========   ==========   ==========   ==========   ==========



Dividends-Series F convertible preferred
Cancellation of shares per legal settlement
Conversion of series D convertible preferred                                                                (8,201.5) $(1,040,222)
Conversion of series F convertible preferred
Sale of shares of company held by subsidiary
(AMES) Net gain attributable to common
shareholders Common stock-Dividends declared
and paid
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances as of April 30, 2006                                 --           --           --           --           --           --
                                                      ==========   ==========   ==========   ==========   ==========   ==========



      See accompanying notes to these consolidated financial statements

  RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON'T)


                                                            E Preferred                F Preferred             Common Stock
                                                      -----------------------   -----------------------   -----------------------
                                                        Shares       Amount       Shares       Amount       Shares       Amount
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances, April 30, 2003                                 217,278      217,278       18,800      313,490    4,829,896        4,830
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Shares issued to employees and directors

Repurchase of Series E convertible preferred             (92,278)     (92,278)

Shares Issued to Consultant                                                                                   40,000           40

Conversion of Series C convertible preferred

Liquidation of Series E convertible preferred
through exchange of interest on secured notes
receivable                                              (125,000)    (125,000)

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

Issuance of AMRES shares to consultants

                                  RENHUANG PHARMACEUTICALS, INC. (FORMERLY ANZA CAPITAL INC.) AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON'T)
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

Issuance of warrants with Series G preferred stock

Issuance of warrants as consulting expense

Issuance of warrants with convertible debt

Beneficial conversion feature on convertible debt

Beneficial conversion feature on issuance of Series G preferred stock

Conversion of AMRES debt to equity, net gain of $110,398

Net loss attributable to common shareholders
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balances as of April 30, 2005                                 --           --       18,800      313,490    6,315,934        6,316
                                                      ==========   ==========   ==========   ==========   ==========   ==========


Dividends-Series F convertible preferred                  32,900            33
Cancellation of shares per legal settlement              (51,250)          (51)
Conversion of series D convertible preferred           1,040,033         1,040
Conversion of series F convertible preferred             (18,800)     (313,490)    1,880,000        1,880
Sale of shares of company held by subsidiary (AMES)    4,137,500         4,137
Net gain attributable to common shareholders
Common Stock-Dividends declared and paid                      --            --            --           --           --           --
Balances as of April 30, 2006                                 --            --            --           --   13,355,181       13,355
                                                      ==========    ==========    ==========   ==========   ==========   ==========

        See accompanying notes to these consolidated financial statements

 RENHUANG PHARMACEUTICALS, INC. (FORMERLY ANZA CAPITAL INC.)  AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON'T)


                                                  Additional
                                                    Paid-in      Deferred       Accumulated
                                                    Capital     Compensation      Deficit          Total
                                                 ------------   ------------    ------------    ------------
Balances, April 30, 2003                           13,639,114             --     (13,283,923)      1,931,011
                                                 ------------   ------------    ------------    ------------
Repurchase of Series E convertible preferred                                                         (92,278)

Shares Issued to Consultant                            11,160                                         11,200

Dividends - Series E convertible preferred                                           (20,201)        (20,201)

Dividends - Series F convertible preferred                                          (108,888)       (108,888)

Liquidation of Series E convertible
preferred through exchange of interest on
secured notes receivable                                                                            (125,000)

Net loss                                                                          (1,122,663)     (1,122,663)
                                                 ------------   ------------    ------------    ------------
Balances, April 30, 2004                           13,650,274           -        (14,535,675)        473,181
                                                 ============   ============    ============    ============
Dividends - Series D convertible preferred             71,978                        (72,803)             --

Dividends -  Series F convertible preferred            12,600                        (12,732)             --

Issuance of dividend shares declared in
2004-Series D                                          62,604                                         62,828

Issuance of dividend shares declared in
2004-Series F                                          45,895                                         46,060

Issuance of common stock  as consulting
expense                                               703,780                                        703,780

Issuance of AMRES shares to consultants               900,000                                        900,000

Reclassification of minority interest
portion of AMRES equity from the issuance of
shares to minority interests                          (75,245)                                       (75,245)

Issuance of stock for cash                             19,500                                         19,500

Issuance of stock as compensation expense               7,000                                          7,000
Issuance of warrants with Series G preferred
stock                                                  96,718                        (12,374)         84,344
Issuance of warrants as consulting expense             39,427                                         39,427

  RENHUANG PHARMACEUTICALS, INC. (FORMERLY ANZA CAPITAL INC.) AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON'T)

                                                    Additional
                                                    Paid-in      Deferred       Accumulated
                                                    Capital     Compensation      Deficit          Total
                                                 ------------   ------------    ------------    ------------
Issuance of warrants with convertible debt             10,175                                         10,175

Beneficial conversion feature on convertible
debt                                                  240,412                                        240,412

Beneficial conversion feature on issuance of
Series G preferred stock                              225,821                        (28,841)        196,980

Conversion of AMRES debt to equity, net gain
of $110,398                                            11,602                                         11,602

Net Loss attributable to common shareholders                                      (3,452,892)     (3,452,892)

                                                 ------------   ------------    ------------    ------------
Balances as of April 30, 2005                    $ 16,022,441                   $(18,115,317)   $   (732,848)
                                                 ============   ============    ============    ============


Dividends-Series F convertible preferred                    1,727          (1,760)
Cancellation of shares per legal settlement                    51
Conversion of series D convertible preferred              311,610
Conversion of series F convertible preferred            1,039,182
Sale of shares of company held by subsidiary(AMES)          4,137
Net gain                                                  878,711         878,711
Common Stock-Dividends declared and paid                 (150,000)       (150,000)
                                                     ------------    ------------    ------------    ------------
Balances as of April 30, 2006                          17,375,011                    $(17,388,366)             --
                                                     ============    ============    ============    ============

           RENHUANG PHARMACEUTICALS, INC. (FORMERLY ANZA CAPITAL INC.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Twelve Months   Twelve Months   Twelve Months
                                                                Ended          Ended           Ended
                                                           April 30, 2006  April 30, 2005  April 30, 2004
                                                           --------------  --------------  --------------
Cash flows from operating activities:
Net income (loss) from continuing operations                           --              --              --
Net income (loss) from discontinued operations                    876,951      (3,579,642)     (1,122,663)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:

      Stock-based consulting fees                               1,643,207              --
      Stock-based compensation                                      7,000          11,200
      Provision for losses on brokered loans                           --              --
      Loss on disposal of assets                                       --          45,409
      Impairment of goodwill                                           --         195,247
      Gain on settlement of obligations                                --              --
      Gain on conversion of AMRES notes payable                  (110,398)             --
      Depreciation                                                 68,541          90,185
      Minority interest in losses of consolidated
       subsidiary                                                 (75,245)             --
      Amortization of discounts on convertible
       notes payable                                              189,272              --
      Amortization of deferred stock compensation                      --              --
      Interest and beneficial conversion related
       charges                                                    136,926              --
      Accrued interest and accretion on notes                       4,620              --
Disposition of assets and assumption of liabilities on
  discontinued operations                                      (2,193,791)
Changes in Assets/Liabilities

     Increase (decrease) in other current
       liabilities                                                     --         (75,601)
     Increase (decrease) in commissions payable                  (828,136)        231,753
     Increase in accrued liabilities                              669,749         339,242
     Increase in accrued interest expense                              --              --
     Decrease in other current assets                              74,410              --
     Decrease (increase) in prepaid and other
       current assets                                               1,796          56,850
     Decrease (increase) in loans held for sale,
       net                                                     (2,236,039)      3,950,712
     Decrease (increase) in commissions and
       accounts receivable                                        793,574         484,509
     (Decrease) increase in accounts payable                     (134,307)       (462,800)
                                                            -------------   -------------   -------------

           RENHUANG PHARMACEUTICALS, INC. (FORMERLY ANZA CAPITAL INC.)
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)


                                                             Twelve Months    Twelve Months   Twelve Months
                                                                  Ended           Ended           Ended
                                                             April 30, 2006   April 30, 2005  April 30, 2004
                                                             --------------   --------------  --------------
     Net cash provided by (used in) operating
      activities                                                 (1,316,840)     (3,374,672)      3,744,043
                                                              -------------   -------------   -------------
Cash flows from investing activities:

     Acquisitions of property and equipment                          (8,181)       (126,023)

     Issuance of secured note receivable                                 --        (200,000)
     Proceeds from sale of portion of secured
         note receivable                                                 --          50,000

     Other assets                                                        --         (73,867)
                                                              -------------   -------------   -------------
     Net cash used in investing activities                               --          (8,181)       (349,890)
                                                              -------------   -------------   -------------
Cash flows from financing activities:
     Borrowings from (repayments of) unsecured
      line of credit                                                 75,000              --
     (Repayments) advances on warehouse line
      of credit, net                                              2,171,433      (3,907,344)

     Payments on notes payable and capital leases                   (78,765)         74,534
     Proceeds from convertible notes payable                        308,000              --
            Proceeds from shareholders for dividend payments        150,000
             Common shares-dividend declared and paid              (150,000)
     Issuance of stocks                                              19,500              --
     Repurchase of Series E convertible preferred stock                  --         (92,278)

        Dividends on Series E convertible preferred stock                --         (20,199)
                                                              -------------   -------------   -------------
     Net cash provided by (used in) financing
      activities                                                         --       2,495,168      (3,945,287)
                                                              -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents             (1,316,840)       (887,685)       (551,134)

Cash and cash equivalents at beginning of period                  1,316,840       2,204,525       2,755,659
                                                              -------------   -------------   -------------

Cash and cash equivalents at end of period                                0       1,316,840       2,204,525
                                                              =============   =============   =============

  RENHUANG PHARMACEUTICALS, INC. (FORMERLY ANZA CAPITAL INC.) AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)


                                                           Twelve Months    Twelve Months     Twelve Months
                                                                Ended           Ended             Ended
                                                           April 30, 2006   April 30, 2005    April 30, 2004
                                                           --------------   --------------    --------------
Non-cash financing activities:

   Exchange of Series E convertible preferred stock
     for interest in secured note receivable                           --   $            --   $       125,000
                                                          ===============   ===============   ===============
   Settlement of debt with issuance of common stock                    --   $            --   $            --
                                                          ===============   ===============   ===============
   Conversion of Series C convertible preferred
     stock to common stock                                             --   $            --   $            --
                                                          ===============   ===============   ===============
   Exchange of Series A convertible preferred stock
     to Series E convertible preferred stock                           --   $            --   $            --
                                                          ===============   ===============   ===============
   Exchange of Series C convertible preferred to
     Series D convertible preferred, common stock                                                          --
     and accrued dividends                                                  $            --   $            --
                                                          ===============   ===============   ===============
   Warrants issued for bridge financing, debt
     conversions, marketable securities, subject to                                                        --
     rescission                                                             $            --   $            --
                                                          ===============   ===============   ===============
   Conversion of AMRES notes payable to equity                         --   $        11,602   $            --
                                                          ===============   ===============   ===============

Supplemental cash flow information:
Cash paid for interest                                                 --   $        66,504   $        37,155
                                                          ===============   ===============   ===============
Income taxes were not significant during the periods
presented

        See accompanying notes to these consolidated financial statements

  RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

RENHUANG PHARMACEUTICALS, INC. ("RENHUANG" or the "Company"), a Nevada corporation, was originally incorporated on August 18, 1988, under the name of Solutions, Inc. Subsequently, its name was changed to Suarro Communications, Inc. on August 16, 1996, on February 12, 1999, May 12, 1999, January 18, 2000,
and on February 2, 2000 the entity changed its name to e-Net Corporation, e-Net Financial Corporation, e-Net.Com Corporation and e-Net Financial.Com Corporation, respectively. On January 2, 2002, the entity changed its name to RENHUANG PHARMACEUTICALS, INC. and again on July 28, 2006 to Renhuang Pharmaceuticals, Inc.

Recapitalization

Effective in April 2003, (a) our preferred stockholders exchanged their Series A and Series C preferred stock for newly created Series E and Series D preferred stock, respectively, (b) our President exchanged cancelled options and converted debt into common stock and newly created Series F preferred stock, and (c) our common stock underwent a one-for-twenty reverse stock split, resulting in a decrease in our outstanding common stock from 99,350,000 shares to 4,829,896 shares.
On or about April 11, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,892,820 shares representing approximately 74% of the 13,355,181 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving the 1-for-30 reverse stock split of our Common Stock. On April 11, 2006, the Board of Directors of the Company approved the above-mentioned stock split, subject to Stockholder approval and on August 11, 2006, the Board of Directors effectuated the stock split reversal.


Discontinued operations

On September 30, 2005, the Board of Directors of the Company approved, declared it advisable and in the Company's best interests and directed that there be submitted to the holders of a majority of the Company's voting stock for action by written consent the proposed sale of substantially all of the Company's assets, including but not limited to all of the Company's ownership interest in AMRES to AMRES Holding.

The purpose of the Asset Sale, in conjunction with the Securities Sale described below, is to promote the interests of the Company's stockholders by selling unprofitable assets to prevent further losses and provide them with a reasonable exit from their equity holdings in the Company.

Vincent Rinehart, a shareholder and at the time, the sole officer and director of the Company, is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by the Board of Directors and the majority of the voting stockholders of the Company.

On September 19, 2005, we entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and our sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") will sell a total combined amount of approximately 10,379,731 shares of our common stock and warrants to purchase a total of 3,450,000 shares of our common stock (the "Securities"), to Viking Investments USA, Inc., a Delaware corporation ("Viking"), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to RENHUANG or its management. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

On September 23, 2005, we received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of RENHUANG in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to RENHUANG or its management. The anticipated closing date has been changed by agreement of the parties to December 30, 2005.

Stock and asset purchase agreement

On September 30, 2005, we entered into a Reorganization, Stock and Asset Purchase Agreement by and among RENHUANG and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby we will sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of our ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions will occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

Series D Preferred Stock and Common Stock Transaction

On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of our common stock, 8,201.5 shares of our Series D Preferred stock, and warrants to purchase 750,000 shares of our common stock, in exchange for the total purchase price of $125,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to RENHUANG or its management.

On March 3, 2006, these securities were all sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in our Current Report on Form 8-K dated September 23, 2005.


Securities Sale

On September 19, 2005, the Board of Directors of the Company approved, declared it advisable and in the Company's best interests and directed that there be submitted to the holders of a majority of the Company's voting stock for action by written consent the proposed sale by AMRES Holding and Rinehart to Viking of their entire ownership interests in the Company consisting of an aggregate of approximately 10,379,731 shares of common stock, par value $0.001 and warrants to purchase a total of 3,450,000 shares of the Company's common stock (collectively, the "Securities") in exchange for an aggregate purchase price of $375,000 (the "Purchase Price"), of which $150,000 was paid out as a dividend to approximately 3,026,688 shares and was equal to approximately $0.0495 per share, and the balance to pay off to pay off company debt and liabilities, leaving the Company without assets and liabilities, as additional consideration in connection with the transactions contemplated by the Asset Sale. Approval of the Securities Sale by a majority of the company's stockholders was not required; nonetheless, effective on September 30, 2005, the Securities Sale was approved by written consent of a majority of the Company's stockholders. Viking does not bear a related-party relationship to the Company or its management.

Dividend

The Company distributed $150,000 of the Purchase Price as a cash dividend to the Company shareholders on or about March 15, 2006. The dividend was paid to approximately 3,026,688 shares and was equal to approximately $0.0495 per share. The balance of the funds was used to resolve all outstanding obligations of the Company and AMRES prior to the consummation of the Securities Sale (the "Closing").

Closing Date
On March 3, 2006, the Closing Date, the transactions referred to above closed and we discontinued our operations.

Going Concern
The Company is currently devoting its efforts to locating merger or acquisition candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with or acquisition of another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements have been prepared removing the remaining subsidiary which was AMRES as of March 3, 2006.

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

Revenue Recognition

RENHUANG did not have any revenues during the year. The expense of the parent company was paid by intercompany transfers of funds from its subisidiary, AMRES, which was removed from RENHUANG as of March 3, 2006.


Cash and Cash Equivalents

RENHUANG considers all liquid investments with an original maturity of 90 days or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. RENHUANG did not have any cash balance as of April 30, 2006.

Property and Equipment

Property and equipment are recorded at cost. Significant renewals and betterments, which extend the life of the related assets, are capitalized. Maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Assets, which have a separable life, are depreciated over the life of those assets. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. There were no property and equipment on the books of RENHUANG as of April 30, 2006. Valuation of Long-Lived and Intangible Assets The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment, which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

RENHUANG accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that RENHUANG will not realize tax assets through future operations.

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

The following methods and assumptions were used by RENHUANG in estimating fair values of financial instruments as disclosed herein:

Earnings Per Common Share

RENHUANG presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities including the Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock were not included in the computations of loss per share for the twelve months ended April 30, 2005 and 2004 since their effects are anti-dilutive. As of April 30, 2003, dilutive shares related to the Series D preferred amounted to 1,040,222, while dilutive shares relating to the Series F and Series E preferred amounted to 1,880,000 and 434,556, respectively. All of the Preferred stocks were converted to Common Stock as of March 3, 2006.

Recently Issued Accounting Statements

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company has no stock-based compensation.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123." SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company has no stock-based compensation.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS No. 153 has no impact on the Company's financial statements.

In May 2005, The FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Capital Leases

As of April 30, 2006 and 2005, RENHUANG had no significant capital leases outstanding.

Operating Leases

RENHUANG was leasing its corporate office located in Costa Mesa, California, under a non-cancelable operating lease arrangement, which expires in June of 2008. These leases were transferred to AMRES as of March 3, 2006.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

On February 28, 2003, the board of directors of RENHUANG approved an amendment to RENHUANG's Articles of Incorporation to increase the authorized preferred stock from 1,000,000 shares to 2,500,000 shares, par value $0.001 per share, the rights, privileges, and preferences of which would be determined by the board of directors, in their sole discretion, from time to time. The preferred stock may be divided into and issued in one or more series. On March 5, 2003, the proposal was approved by written consent of a majority of RENHUANG's stockholders; and became effective after RENHUANG's annual shareholders meeting on April 11, 2003.

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


Series A / Series E Convertible Preferred Stock

During the years ended April 30 2002 and 2003, RENHUANG repurchased 13,180 and 52,266 shares of Series A Convertible Preferred for $6,590 and $26,132 respectively. Also during the twelve months ended April 30, 2003, RENHUANG declared and distributed $21,995 of dividends relating to the Series A Convertible Preferred Stock.

On February 28, 2003, the Company entered into an agreement, whereby the holders agreed to exchange 434,554 shares of Series A Convertible Preferred Stock for total of 217,278 shares of newly created Series E Convertible Preferred Stock. The effective date of the exchange was April 21, 2003. The Series A Convertible Preferred Stock had a liquidation value of $0.50 per share, or $217,278, which equates to the liquidation value of the Series E Convertible Preferred Stock of $1.00 per share, or $217,278 total. As such, RENHUANG did not incur any financial impact related to the exchange.

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

Each share of Series E Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock) equal to $1.00 per share, (ii) is entitled to a monthly, non-cumulative dividend equal to 12% per annum, payable in cash, and
(iii) may be converted, only upon the mutual written consent of the holder and RENHUANG, into common stock at the average of the closing bid price for the last ten days prior to the conversion date. The Series E Convertible Preferred Stock does not have any voting rights. In April of 2004, we executed an exchange agreement with the Series E Convertible Preferred Stock holders such that all outstanding principal and dividends were liquidated in exchange for an asset owned by the Company. No gain or loss was recognized on the exchange.

Series C / Series D Convertible Preferred Stock

On May 14, 2002 and again on November 17, 2002, holders of Series C Convertible Preferred Stock converted 1,059 shares of Series C Convertible Preferred Stock into 286,426 shares of RENHUANG's restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends which were due on the Series C Convertible Preferred shares. The beneficial conversion feature embedded in the Series C Convertible Preferred was originally charged to RENHUANG's accumulated deficit. No expense was associated with the transaction. Series C Convertible Preferred stock dividends totaling $17,050 were charged to RENHUANG's accumulated deficit during the twelve months ended April 30, 2003.

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

Each share of Series D Convertible Preferred Stock (assuming the 1-for-20 reverse stock split is effected) (i) has a liquidation preference equal to $126.81 per share, (ii) is entitled to receive a quarterly non-cumulative dividend equal to 7% per annum, which may be paid in cash or in common stock at the discretion of RENHUANG based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 126.81 shares of Company common stock at the option of the holder, and (iv) is entitled to 126.81 votes on all matters submitted to the shareholders for approval.

On April 30, 2004, we declared the issuance of a total of 224,386 shares of our common stock valued at $62,828 as payment of accrued dividends through the declaration date. The amount is included in accrued liabilities on the accompanying consolidated balance sheet as of April 30, 2004, as the shares were issued subsequent to year end.

Series F Convertible Preferred Stock

See Note 10 for discussion of transaction issuing 18,800 shares of Series F convertible preferred stock. Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of 1.75 shares of Company common stock, which may be paid in cash at RENHUANG's discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company's common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

On April 30, 2004, we declared the issuance of a total of 164,500 shares of our common stock fairly valued at $46,060 as payment of accrued dividends through the declaration date. The amount is located in accrued liabilities on the accompanying balance sheet as of April 30, 2004, as the shares have were issued subsequent to year end. On March 3, 2006 preferred stocks were converted into common stocks.

Common Stock

On February 28, 2003, the board of directors approved, subject to stockholder approval, an amendment to RENHUANG's Articles of Incorporation to effectuate a one (1) for twenty (20) reverse stock split of RENHUANG's issued and outstanding common stock. On March 5, 2003, the proposal was approved by written consent of a majority of RENHUANG's stockholders; and became effective after RENHUANG's annual shareholders meeting on April 11, 2003. The effects of the reverse stock split have been retroactively applied to all periods presented.

From time to time, RENHUANG's board of directors authorizes the issuance of common stock. RENHUANG values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event RENHUANG issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, RENHUANG discounts the closing ask prices by 10% to value its common stock transactions.

In June of 2001, RENHUANG issued 20,000 shares of its restricted common stock both as payment of a $14,482 liability due an outside consultant and as a "buy-out" of the remaining guaranteed contract for this consultant who was providing legal services to RENHUANG. In connection with this transaction, RENHUANG charged operations $43,118 for the difference between the carrying value of the liability and the value of the common stock.

On July 2, 2001, RENHUANG issued 16,250 shares of its restricted common stock valued at $57,038 as a partial satisfaction of a loan payable due an unrelated party. The original amount of the loan, including interest payable was $150,000. RENHUANG continues to repay the note in monthly of payments together with interest at 0% per annum of $4,320 through May 2, 2002. As of April 30, 2002, $4,320 remained due on the loan and was paid off during the year ended April 30, 2003.

At various dates from May 1, 2001 through April 30, 2002, RENHUANG issued 275,000 shares of common stock, valued at $645,550 to various consultants of which $624,717 are included in general and administrative expenses in the accompanying consolidated statements of operations and the remaining balance of $20,833 recorded as deferred compensation
        I

On November 4, 2002, RENHUANG issued 152,500 shares to consultants and legal counsel for services rendered prior to October 31, 2002, valued at $85,400. The value of the shares was recorded in the accompanying financial consolidated statements as consulting expense for the year ended April 30, 2003.

Further, on November 4, 2002, RENHUANG issued 199,000 shares to current employees and directors for services rendered prior to October 31, 2002. The shares were valued at $84,330 and were recorded as compensation expense for the year ended April 30, 2003.

Shares issued for services during the twelve months ended April 30, 2003, are summarized as follows:

                                                       Year Ended April 30, 2003
                                                       -------------------------
                                                           Costs         Shares
                                                         Incurred        Issued

Incentives - Employees and Directors                     $ 84,330        199,000
Consulting - Legal                                         85,400        152,500
                                                         --------        -------

Total                                                    $169,730        351,500
                                                         ========        =======

On February 28, 2003, RENHUANG PHARMACEUTICALS, INC. and Vincent Rinehart entered into an agreement, whereby Rinehart agreed to (i) cancel options to acquire 125,000 shares of common stock and (ii) convert an aggregate of $433,489 in principal and interest under a promissory note into (y) 300,000 shares of common stock and (z) 18,800 shares of newly created Series F Convertible Preferred Stock. The value attributed to the 300,000 shares of common stock was $162,000 based on the fair market value of the stock as of the exchange date less a 10% discount. The value attributed to the Series F Convertible Preferred Stock is $313,490 based on 18,800 shares at a liquidation value of $16.675 per share. The value of the Series F Convertible Preferred Stock and the common stock differ from the amount of the note payable by $42,001, which was charged to interest expense during the year ended April 30, 2003.

In April of 2004, the Company issued 40,000 shares to a consultant for sales and marketing services rendered to AMRES. The shares were valued at $11,200.

Stock Options and Warrants

2003 Securities Plan

On February 28, 2003, the Board of directors of RENHUANG approved, declared it advisable and in RENHUANG's best interests, and directed that there be submitted to the holders of a majority of RENHUANG's voting stock for action by written consent the RENHUANG PHARMACEUTICALS, INC. 2003 Omnibus Securities Plan (the "2003 Securities Plan"). On March 5, 2003, the proposal was approved by written consent of a majority of RENHUANG's stockholders; and became effective after RENHUANG's annual shareholders meeting on April 11, 2003.

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

Stock-option activity during the years ended April 30, 2002, 2003 and 2004 is as follows:

Options issued to employees:


                                                                            Weighted
                                                                             Average
                                                                  Weighted  Fair Value
                                                     Range of      Average      of
                                                     Exercise     Exercise   Options
                                       Options        Prices       Price     Granted
                                       --------     ----------    --------  --------

Outstanding, April 30, 2001                  --             --          --        --
 Granted                                275,000     $0.10-3.40    $   2.00  $   1.40
 Canceled                              (100,000)    $     3.40    $   3.40  $   2.40
 Exercised                                   --             --          --        --
                                       --------     ----------    --------  --------
Outstanding, April 30, 2002             175,000     $0.10-1.60    $   1.20  $   1.00
 Granted                                     --             --          --        --
 Canceled                              (175,000)    $0.10-1.60    $   1.20  $   1.00
 Exercised                                   --             --          --        --
                                       --------     ----------    --------  --------
Outstanding,
April 30, 2003 and 2004                      --             --          --        --
                                       ========     ==========    ========  ========


As of April 30, 2004 and 2003, there were no outstanding employee options.

Had compensation cost for the Company's employee stock options been accounted for using the fair value method of accounting described by SFAS No. 123 (see
Note 3), the Company's reported net loss of $442,713 and net loss per share of $0.24for the year ended April 30, 2002, would have been increased to a pro forma loss of $579,783 and $0.40 per share, respectively. In fiscal 2002, options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 83%, a risk-free interest rate of 3.25%, and an expected option life of five years. There were no grants made in 2004 and 2003; therefore, no pro forma effects are applicable.

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

Warrants issued to non-employees:


                                                                              Weighted
                                                                               Average
                                                                   Weighted  Fair Value
                                                   Range of         Average      of
                                                   Exercise        Exercise   Warrants
                                    Warrants        Prices          Price     Granted
                                    --------    --------------     --------  ---------

 Outstanding, April 30, 2001          24,234    $60.00- 134.60        83.20      57.00
 Granted                              50,000              3.40         2.00       2.40
 Canceled                            (50,000)             3.40         3.40       2.40
 Exercised                                --                --           --         --
                                    --------    --------------     --------  ---------
Outstanding, April 30, 2002           24,234    $ 60.00- 134.6     $  83.20  $   57.00

 Granted                             750,000       0.50 - 0.90         0.72       0.05
 Canceled                            (24,234)    60.00- 134.60        83.20      57.00
 Exercised                                --                --           --         --
                                    --------    --------------     --------  ---------
Outstanding,
April 30, 2003 and 2004              750,000    $  0.50 - 0.90     $   0.72  $    0.05
                                    ========    ==============     ========  =========


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

On July 18, 2003, the Company entered into a Securities Exchange Agreement with AMRES and Sutter Holding Company, Inc. ("Sutter").

On December 18, 2003, the parties to the Agreement entered into a Mutual Rescission of Securities Exchange Agreement whereby they agreed to rescind the transactions contemplated by the Agreement in their entirety, and all parties returned all consideration. The Company returned to Sutter the 66,496 shares of Sutter common stock, Sutter returned to AMRES the 1,000,000 shares of Series A preferred stock, and Sutter returned to RENHUANG the Warrants.

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

On December 23, 2003, AMRES issued 500,000 shares of Series A Preferred Stock for 4,000,000 shares of restricted common stock of RENHUANG. On July 28, 2004, the agreement was modified and the AMRES returned 2,400,000 shares of RENHUANG's common stock to RENHUANG. The subsequent transaction was accounted for retroactively to the original agreement date on December 23, 2003. At April 30, 2004, AMRES held a total of 1,737,500 shares of RENHUANG common stock. AMRES accounts for these shares as an investment in a related entity. For purposes of consolidation, however, this transaction was eliminated.

NOTE 5 - NON-RECURRING EXPENSES

On or about June 27, 2002, RENHUANG entered into a settlement agreement and general mutual release with Laguna Pacific (the "Laguna Settlement"). As consideration under the Laguna Settlement, RENHUANG repaid the $225,000 note, plus $9,000 in accrued interest, and the note was cancelled.

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of RENHUANG's common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.40 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the twelve months ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543.

During the twelve months ended April 30, 2002, RENHUANG had capital lease obligations in default totaling $91,585 that were settled for $35,800. The remaining balance was recognized as a gain on settlement of debt of $56,185.

On January 17, 2002, AMRES purchased a note payable by RENHUANG in the amount of $103,404 and accrued interest totaling $6,291 for consideration of $40,000. In consolidation the note payable is eliminated and RENHUANG recognized a gain from the settlement of debt of $69,695.

On May 27, 1999, RENHUANG entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 10,000 shares of the Common Stock and to cancel the options to purchase 10,000 shares. On August 7, 2001, RENHUANG agreed to settle a dispute over the terms of the amendment by canceling the 10,000 shares in exchange for 75,000 shares of RENHUANG's restricted common stock. RENHUANG valued the additional 65,000 shares at $3.40 each and charged operations a total of $221,000 as a non-recurring settlement loss.

RENHUANG entered into a global settlement agreement with several parties, which resulted in a total non-recurring loss of $61,494. See Note 17 for more on this agreement.

NOTE 6 - INCOME TAXES

At April 30, 2004, RENHUANG had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $8.0 million and $4.0 million, respectively, which for federal reporting purposes, begin to expire in 2011 and fully expire in 2023. For state purposes, the net operating loss carry-forwards begin to expire in 2005 and fully expire in 2010. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2004 and 2003, before considering the effects of RENHUANG's valuation allowance amounted to approximately $5.1 million and $4.4 million, respectively. RENHUANG provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $711,000 and $1.3 million during the years ended April 30, 2004 and 2003, respectively. RENHUANG's provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

NOTE 7 - SECURED NOTE RECEIVABLE

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

NOTE 8 - GLOBAL SETTLEMENT

To settle all outstanding disputes among all the parties, on June 26, 2001, RENHUANG entered into a settlement agreement with EMB, AMRES Holding LLC, Vincent Rinehart, and Williams de Broe (the "Global Settlement"). As part of the Global Settlement:

      I. RENHUANG issued to EMB 75,000 shares of restricted common stock as consideration for EMB's waiver of its registration rights for 375,000 shares of RENHUANG common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. RENHUANG issued to EMB a promissory note in the principle amount of $103,404, which represents the reduced amount due to EMB by RENHUANG under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to WdB, but which were satisfied by RENHUANG and a note issued by RENHUANG to AMRES Holdings LLC to settle an acquisition obligation of EMB (see below). The note bears an interest at the rate of 10% per annum and is convertible into common stock of RENHUANG. See Note 13 for further discussion of this note.

      II. RENHUANG issued to Williams de Broe ("WdB") 150,000 shares of restricted common stock valued at $459,000 as consideration for WdB's release of all claims against RENHUANG arising under the purported guarantee of EMB's obligation to WdB by RENHUANG. The parties agreed that the amount be credited as additional consideration to the EMB notes payable.

      III. EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of RENHUANG as contemplated by the agreement.

      IV. EMB assigned rights of a portion of RENHUANG's note payable totaling $485,446 to AMRES Holdings LLC, owned by Vince Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of common stock based on 90% of the closing stock price on the date of the conversion. RENHUANG assigned a value of approximately $60,681 to the beneficial conversion feature imbedded in this note. As part of the restructuring, the Company converted outstanding balance of the note plus accrued interest into 300,000 shares of RENHUANG's enforced. On January 17, 2002, EMB sold this note to AMRES for $40,000.

The following reflects the reduction of the note payable to EMB as follows:

         Note payable                                             $ 1,055,000
         V. common stock plus 18,800  shares of Series                160,856
            F convertible preferred. As such, as of
            April 30, 2003, there is no principal or interest outstanding relating tothis note.

         EMB forgave principal and interest totaling
         $168,006. The balance of $103,404 convertible
         notes was issued, bearing interest at 10% per
         annum. The note had a mandatory conversion into
         RENHUANG's common stock on December 15, 2001,
         which was never Accrued interest
                                                                  -----------

         Total due to EMB prior to settlement                       1,215,856
         Less:
                  Value of 150,000 shares to WdB                     (459,000)
                  Payable to AMRES Holdings LLC                      (485,446)
                  Debt and interest relief                           (168,006)
                                                                  -----------

         Balance due to EMB after settlement                      $   103,404
                                                                  -----------

The following reflects the non-recurring charge to operations associated with the Global Settlement:


         Value of 75,000 shares to EMB                            $   229,500
         Debt and interest relief                                    (168,006)
                                                                  -----------

         Total non-recurring loss                                 $    61,494
                                                                  ===========


NOTE 9 - LEGAL

The Company is not a party to any litigation or proceedings, and there is no pending or threatening litigation or proceedings against the Company.

NOTE 10 - CHANGE OF CONTROL AND DISPOSITION OF ASSETS
On September 19, 2005, the Company entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and at the time, the Company's sole officer and director ("Rinehart") and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart ("AMRES Holding") would sell a total combined amount of approximately 10,379,731 shares of the Company's common stock and warrants to purchase a total of 3,450,000 shares of the Company's common stock (the "Securities"), to an unrelated third party, Viking Investments USA, Inc., a Delaware corporation ("Viking"), for an aggregate purchase price of $375,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

On September 23, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the "Gaulds"), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of Renhuang in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to Renhuang or its management.

On September 30, 2005, the Company entered into a Reorganization, Stock and Asset Purchase Agreement by and among Renhuang and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby Renhuang would sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of Renhuang's ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions would occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company's common stock to Viking.

On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. ("Cranshire"), The dotCom Fund, LLC ("dotCom"), and Keyway Investments, Ltd. ("Keyway") (each a "Seller" and collectively the "Sellers"), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of Renhuang's common stock, 8,201.5 shares of Renhuang's Series D Preferred stock, and warrants to purchase 750,000 shares of Renhuang's common stock, in exchange for the total purchase price of $125,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to Renhuang or its management. These securities should all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in the Company's Current Report on Form 8-K dated September 23, 2005.

On March 3, 2006, all the transactions referred to above occurred.

NOTE 11 - SUBSEQUENT EVENT

On or about April 11, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,892,820 shares representing approximately 74% of the 13,355,181 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving the following amendments to the Company's Articles of Incorporation (the "Amendment"): (i) changed the name of the Company to "Renhuang Pharmaceuticals, Inc."; and (ii) completed a 1-for-30 reverse stock split of our Common Stock.

On April 11, 2006, the Board of Directors of the Company approved the Above-mentioned actions, subject to Stockholder approval. According to Nev. Rev. Stat. 78.390, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company's Articles of Incorporation. According to Nev. Rev. Stat. 78.2055, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to decrease the number of issued and outstanding shares resulting from a reverse stock split.

On July 28, 2006 the Company changed its name to Renhuang Pharmaceuticals, Inc. and on August 11, 2006, the Board of Directors effectuated the stock split reversal.