Form 10QSB
period 2006-07-31
RENHUANG PHARMACEUTICALS INC
filed 2006-09-18
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Renhuang Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

0-24512	88-1273503
(Commission File Number)	(IRS Employer Identification Number)

No. 281, Taiping Road, Taiping District,
Harbin, Heilongjiang Province, 150050
P. R. China
(Address of principal executive offices)

86-451-5762-0378
(Issuer’s telephone number)

(Issuer’s Telefax number)
86-451-57620378

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐  No☒

As of September 13, 2006 there were 34,999,601 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION:

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENHUANG PHARMACEUTICALS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Totals	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Advance from stockholders	—	—
Total liabilities	—	—

Commitments and contingencies
Stockholders' deficiency:
Preferred stock - no par value; 2,500,000 shares
authorized; none issued or outstanding	—	—
Common stock - $.001 par value; 100,000,000 shares
authorized; 13,355,181 shares issued and outstanding	13,355	13,355
Additional paid-in capital	17,375,011	17,375,011
Deficit accumulated during the development stage	(17,388,366)	(17,388,366)
Total stockholders' deficiency	0.00	0.00
Totals	$—	$—

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENHUANG PHARMACEUTICALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended
July 31, 2006
Operating expenses:
General and administrative	$0.00
Totals	0.00
Net loss	$0.00
Net loss per share	$0.00

Weighted-average common shares
outstanding - basic	0.00

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENHUANG PHARMACEUTICALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2006

Three Months
Ended
July 31, 2006
Operating activities:
Net loss	$0.00
Net cash used in operating activities
Financing activities:
Net proceeds from issuance of common stock	0.00
Advances from stockholders	0.00
Net cash provided by financing activities	0.00
Net decrease in cash and cash equivalents	0.00
Cash and cash equivalents, beginning of period	0.00
Cash and cash equivalents, end of period	$0.00

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENHUANG PHARMACEUTICALS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION

Renhuang Pharmaceuticals, Inc., (“Renhuang”) or the ("Company") was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, Anza Capital, Inc. and finally on July 28, 2006 we changed our name to Renhuang Pharmaceuticals, Inc.

On March 3, 2006 the Company discontinued its operations as disclosed in our Current Report 8 K/A dated and filed with the Commission on March 15, 2006, incorporated herein by reference.

On September 7, 2006 the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island on January 18, 2006, (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China on February 15, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the ‘‘Common Stock’’) to the BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. This transaction is referred to throughout this report as the “Merger”.

Upon closing of the Merger, BVI became a wholly owned subsidiary of the Company. After giving effect to the Merger, the Company has 34,999,601shares issued and outstanding and the former stockholders of BVI own approximately 85% of the issued and outstanding Common Stock of the Company. Accordingly, the Merger represents a change in control of the Company.

Shares of the Company’s Common Stock are trading on the NASD-Over the Counter (OTC) Bulletin Board Market under the symbol RHGP.

For accounting purposes, the Merger has been accounted for as a reverse acquisition with the Company as the accounting acquirer and the BVI as the accounting acquiree. Upon effectiveness of the Merger, Renhuang China’s business plan became the business plan of the Company.

The Merger agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2006 and is incorporated herein by reference. The foregoing description of the Merger and the transactions contemplated thereby do not purport to be complete and are qualified in their entireties to the Merger agreement.

On August 31, 2006, the Company’s Board of Directors approved the Merger.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refer to the combined Renhuang Pharmaceuticals, Inc. entity.

NOTE 2.  BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, (the “Commission”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2007 or for any subsequent period. These statements should be read in conjunction with the audited financial statements for

 Renhuang Pharmaceuticals, Inc. and the notes thereto for the year ended April 30, 2006 included in Form 10-KSB filed with the Commission on August 15, 2006, incorporated herein by reference.

NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES

The Company reported zero revenue for the three months ended July 31, 2006. However, after discontinuing our operations on March 8, 2006, as reported elsewhere in this Current Report, and in our Current 8 K/A Report filed with the Commission on March 8, 2006, incorporated herein by reference, the Company has as of September 7, 2006 finalized its acquisition of Renhuang China and the Company believes its internal generated cash flow will be sufficient for the next twelve months. For the three months ended July 31, 2006, our acquired subsidiary generated $5,919,510 in revenue and a net profit of $2,622,015.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates.

Net profit per share

The Company reported zero revenue for the three months ended July 31, 2006. However, our subsidiary, Renhuang China, acquired on September 7, 2006 as referred to elsewhere in this Current Report, and in our 8 K Current Report dated September 11, 2006, incorporated herein by reference, generated a net profit of $2,622,015 for the same period, which equals $0.0749 per share on a pro forma basis based upon the Company’s actual issued and outstanding shares of 34,999,601 as of the date of the filing of this Current Report.

Principles of consolidation

The accompanying Consolidated Financial Statements include the accounts of Renhuang Pharmaceuticals, Inc. only.

NOTE 5. BASIS OF PRESENTATION:

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented. The results of operations for this period are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

NOTE 6.  RECENT PRONOUNCEMENT

None.

NOTE 7.  SUBSEQUENT EVENT

Acquisition of Harbin Renhuang Pharmaceutical Co., Ltd. (Renhuang China)

On September 7, 2006 the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Island, on January 18th, 2006 (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China on February 15th, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the ‘‘Common Stock’’) to BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. Upon effectiveness of the Merger, Renhuang China’s business plan became the business plan of the Company.

Upon closing, BVI became a wholly owned subsidiary of the Company and the former stockholders of BVI own approximately 85% of the issued and outstanding Common Stock of the Company.

For accounting purposes, the Merger has been accounted for as a reverse acquisition with the Company as the accounting acquirer and the BVI as the accounting acquiree.

The Merger agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2006 and is incorporated herein by reference. The foregoing description of the Merger and the transactions contemplated thereby do not purport to be complete and are qualified in their entireties to the Merger agreement.

PRO FORMA
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR RENHUANG PHARMACEUTICALS, INC.
INCORPORATED UNDER THE LAWS OF NEVADA

AS OF JULY 31, 2006

The following un-audited pro forma condensed consolidated financial statements combine the historical balance sheets of Harbin Renhuang Pharmaceutical Co., Ltd., incorporated in the People’s Republic of China, (“Renhuang China”) with the historical balance sheet of Renhuang Pharmaceuticals, Inc., (“Renhuang”) at July 31, 2006, and their respective income statements for the three months ended July 31, 2006, giving effect to the reverse merger between Renhuang China and Renhuang as if the merger had taken place on November 1, 2003.

Because Renhuang China’s owners as a group retained or received the larger portion of the voting rights in the combined entity and Renhuang China's senior management represents a majority of the senior management of the combined entity, Renhuang China was considered the acquirer for accounting purposes and we will account for the exchange transaction as a re-capitalization of Renhuang China.

We provide the following information to aid you in your analysis of the financial aspects of the reverse merger, referred to elsewhere in this Current 8 K Report as the Merger. We derived this information for Renhuang from its unaudited financial statements for the period ended July 31, 2006. We derived this information for Renhuang China from its unaudited but reviewed financial statements for the three months ended July 31, 2006.

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the separate historical financial statements of Renhuang China, appearing elsewhere herein, and the historical financial statements of Renhuang, as filed and included in our Current Form 10-KSB for the annual periods ended April 30, 2006.

The fiscal year end of Renhuang China and Renhuang is October 31 and April 30, respectively.

The un-audited pro forma condensed consolidated financial information is for illustrative purposes only. The companies may have performed differently had they always been combined. You should not rely on the pro forma condensed consolidated financial information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience after the Merger.

RENHUANG PHARMACEUTICALS, INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2006 (In USD)

		July 31, 2006
				Pro Forma
			Pro Forma	Consolidated
	Renhuang China	Renhuang	Adjustments	Balance
	(a)	(b)	(c)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,227,048			$2,227,048
Trade receivables, net of provisions	3,774,835			3,774,835
Inventory	1,433,249			14,33,249
Other receivable, not of provisions	39,011			39,011
TOTAL CURRENT ASSETS	7,474,143			7,474,143

PROPERTY, PLANT AND EQUIPMENT, NET	2,614,751			2,614,751
TOTAL ASSETS	$10,088,894	$—		$10,088,894

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accruals
- Due to related parties	414,959			414,959
- Due to third parties	415,191			415,191
Other payable
- Due to related parties	131,641			131,641
- Due to third parties	234,027			234,027
Dividend payable
TOTAL CURRENT LIABILITIES	1,195,868			1,195,868
TOTAL LIABILITIES	1,195,868	—		1,195,868

SHAREHOLDERS' EQUITY
Common stock		13,355	21,645	35,000
Additional paid-in-capital	6,271,008	17,375,011	(21,645)	23,624,374
Reserves	393,305			393,305
Retained earnings (Deficit)	2,228,713			2,228,713
Accumulated other comprehensive income (deficit)		(17,388,366)		(17,388,366)
TOTAL SHAREHOLDERS' EQUITY	8,893,026	—	—	8,893,026

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,088,894	$—	$—	$10,088,894

RENHUANG PHARMACEUTICALS, INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED JULY 31, 2006 (In USD)

	Three months ended July 31, 2006
				Pro Forma
	Renhuang		Pro Forma	Consolidated
	China	Renhuang	Adjustments	Balance
	(a)	(b)	(c)
SALES	$5,919,510	$	$	$5,919,510

COST OF SALES	(2,402,354)			(2,402,354)
GROSS PROFIT/(LOSS)	3,517,156			3,517,156

SELLING AND DISTRIBUTION EXPENSES	(593,632)			(593,632)

GENERAL AND ADMINISTRATIVE EXPENSES	(306,489)			(306,489)

INCOME FROM OPERATIONS	2,617,035	—		2,617,035

FINANCE COSTS	4,980			4,980

INCOME BEFORE INCOME TAXES	2,622,015		—	2,622,015

INCOME TAXES	—			—
NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$2,622,015	$—	$—	$2,622,015

NET INCOME PER SHARE				0.0749

SHARES OUTSTANDING				34,999,601

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Reverse Merger

In consideration for 29,750,000 shares of Renhuang, representing 85% of Renhuang’s total issued and outstanding shares after giving effect to the Merger, Renhuang acquired - through a Share Exchange Agreement dated on August 28, 2006 - all of the issued and outstanding share capital of Harbin Renhuang Pharmaceutical Company Limited, incorporated in the British Virgin Island, (“BVI”), whose only assets are the total and issued outstanding shares of Renhuang China as further described in our current Form 8K dated and filed with the Securities and Exchange Commission on August 29, 2006, incorporated herein by reference.

Note 2 - Pro forma adjustments

Balance Sheets - as of July 31, 2006

(a)	Derived from the balance sheets of Renhuang China as of July 31, 2006

(b)	Derived from the balance sheet of Renhuang as of July, 31, 2006

(c)	Adjustments relating to the share exchange agreement and the acquisition of Renhuang China by Renhuang, including:

A	- To adjust for the exchange of Renhuang China shares for 29.75 million newly issued shares of Renhuang

B	- After the reverse merger, the Company has 34,999,601 shares common stock outstanding ($35,000 par value), allocated as follows:

•	29,750,000 shares issued to former owners of Renhuang China

•	445,240 retained by former owners of Renhuang

•	4,804,361 shares issued to Viking Investments as investment banking fees

Statement of Income - For the three months ended July 31, 2006

(a)	Derived from the statement of income of Renhuang China for the three months ended July 31, 2006

(b)	Derived from the statement of income of Renhuang for the three months ended July 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Overview

The following discussion of the financial condition and results of operation of Renhuang Pharmaceuticals, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Current Report Form 10-QSB. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, actual results may differ materially from those anticipated in the forward-looking statements.

On September 7, 2006 the Company acquired 100% of the issued and outstanding shares of Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Island, (‘‘BVI’’), whose only assets are 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”) mainly focused on the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China.

On May 1st 2006, Harbin Renhuang Pharmaceutical Stock Co. Ltd., (“Old Renhuang”) transferred the majority of its operating assets, except buildings, account receivables, inventories and other assets with zero or insignificant value to Renhuang China. The principal business activities of Renhuang remained unchanged. On March 3, 2006 Renhuang Medicine for Animals Co. Ltd. a company controlled by Mr. Li Shaoming, invested 25 million RMB (about US $3.3 million) in cash in Renhuang China.

The products are distributed through more than 60 sales offices with more than 2,000 commission-based sales people. Upon the effectiveness of the Merger, the Company adopted the business of Renhuang China, which will be continued as its sole line of business.

Upon closing of the Merger, BVI and its subsidiary Renhuang China became  wholly owned subsidiaries of the Company. The Former stockholders of BVI own approximately 85% of the issued and outstanding Common Stock of the Company.

As the Company will operate Renhuang China as its sole line of business, the analysis of the pro forma financial statements for the three months ended on July 31, 2006 is the operation of Harbin Renhuang Pharmaceutical Co, Ltd. (Renhuang China).

Reverse Merger

Our acquisition of the BVI company and its subsidiary Renhuang China was accounted for as a reverse merger, because, after giving effect to the share exchanges, the former stockholders of BVI hold a majority of our outstanding common stock on a voting and fully diluted basis. As a result of the share exchanges, Renhuang was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented are those of Renhuang China for all periods prior to our acquisition of the BVI company on September 7, 2006, and the financial statements of the consolidated companies from the acquisition date forward.

Plan of Operation
Our plan of operation for the year ending April 30, 2007 is to implement Renhuang’s business strategy.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as that term is defined by SEC regulations.

ITEM 3.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

During the quarter ended July 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.	PROPERTIES

As of July 31, 2006, we are provided with offices in New York City at no charge by a shareholder.

ITEM 5.	RELATED PARTY TRANSACTIONS

None.

ITEM 6.	LEGAL PROCEEDINGS

We are not a party to, or threatened by any litigation or procedures.

ITEM 7.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

ITEM 8.	HARBIN RENHUANG PHARMACEUTICAL, CO., LTD. (RENHUANG CHINA) MERGER WITH RENHUANG PHARMACEUTICALS, INC.

On September 7, 2006, we acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island, (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical, Co. Ltd., incorporated in the Peoples Republic of China, (“Renhuang China”) hereinafter referred to as the Merger,. Upon the effective time of the Merger, the business of the Company was abandoned and the business plan of Renhuang China was adopted. The transaction was therefore accounted for as a reverse acquisition with the Company as the accounting acquirer and BVI as the accounting acquiree. On August 31, 2006, our board of directors approved the transaction.

The Company disclosed these events in its Current Report on Form 8-K filed with the Commission on September 11, 2006, incorporating in such filing the audited financial statements of Renhuang China for the years ended October 31, 2005 and 2004, unaudited financials for the period November 1, 2005 to April 30, 2006 and condensed consolidated unaudited pro forma financial statements for the years ended October 31 2005 and 2004.

The Company’s unaudited pro forma financial statements for the three months ended July 31, 2006 is included under Note 7, Subsequent Event, to our financial statements and are incorporated herein by reference.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events that are required to be reported under this Item.

ITEM 10.	DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective September 12, 2006, the Board of Directors of Renhuang Pharmaceuticals, Inc. (the “Company”) appointed Ms. Edith Kong to the Company’s Board of Directors and Chief Financial Officer and Mr. Leo Wang resigned as a director and Chief Financial Officer.

Ms. Kong, has extensive experience in the investment banking and healthcare industry. She worked for Allegiance Capital in New York, where she was involved in diverse Mergers and Acquisition transactions. She also worked for Roberts Mitani Partner, a New York based investment bank with life sciences focuses, where she was responsible for performing valuation and transaction analysis for sell-side mandates. She was also engaged in private equity placement for several medical devices firms. Before her work in investment banking, Ms. Kong worked as a sell-side equity research analyst for Investology Research, which was top-ranked as one of the best performing independent research firms by Business Week. She was responsible for the pharmaceutical sector and covered middle cap firms. In addition, Ms. Kong has extensive and valuable experience in the biotech sector and clinical medicine. She spent years on scientific research in the Human Genome Project and M.D. Anderson Cancer Center. Ms. Kong also completed her residency training after medical school.

Ms. Kong has solid education and training in medical, science and business. She received a Medical Doctor degree from Hunan Medical University in China. She earned a MS degree from New Mexico Tech, with a Specialization in Biochemistry. Ms. Kong also holds a MBA degree from New York University, Stern School of Business, with majors in Finance and Accounting.

ITEM 11.	CORRECTION OF 8-K DISCLOSURE

Error
On September 11, 2006 the Company erroneously disclosed in its Current Report on Form 8-K, Item 16, Subsequent Event, that on February 15, 2006, Harbin Renhuang Pharmaceutical Co., Ltd. (“New Renhuang”) incorporated in the Peoples Republic of China, effective as of May 1, 2006, commenced operations and continued the operations unchanged of Renhuang Pharmaceutical Stock Co., Ltd. (“Old Renhuang”).

Correct
Harbin Renhuang Pharmaceutical Stock Co. Ltd. was incorporated in 1996 in the Peoples Republic of China (“Old Renhuang”). Harbin Renhuang Pharmaceutical Co. Ltd. was incorporated in February 2006 in the Peoples Republic of China (“Renhuang China”). On March 3, 2006 Renhuang Medicine for Animals, a company controlled by Mr. Li Shaoming, invested 25 million RMB ($3.3 million) in cash in Renhuang China. On March 3, 2006 Old Renhuang transferred the majority of its operating assets, except buildings, and other with zero or insignificant value to Renhuang China. The principal business activities of Renhuang China remained unchanged.

Error
On September 11, 2006 the Company erroneously disclosed in its Current Report on Form 8-K, under “RENHUANG PHARMACEUTICALS, INC. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET AS AT APRIL 30, 2006” that its pro forma additional paid-in-capital was US $38,131,193. Correct amount should be US $ 28,465,271

ITEM 12.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a) - 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a) - 14(a)/15d-14(a)Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENHUANG PHARMACEUTICALS, INC.

Date: September 18, 2006	By:	/s/ Li Shaoming
Li Shaoming
President and Chief Executive Officer

Date: September 18, 2006	By:	/s/ Edith Kong
Edith Kong
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

1	Certification of Chief Executive Officer, Section 1350

2	Certification of Chief Financial Officer, Section 1350

3	Certification of Chief Executive Officer, Rule 13(a) - 14(a)

4	Certification of Chief Financial Officer, Rule 13(a) - 14(a)

5	Current Report Form 8 K/A filed with the Commission on March 15, 2006

6	Current Report Form 10-KSB 8 K filed with the Commission on 2006-08-15, incorporated by reference to this Current Report

7	Current Report Form 8 K filed with the Commission on 2006-09-11, incorporated by reference to this Current Report