Form 10-K
period 2006-10-31
RENHUANG PHARMACEUTICALS INC
filed 2007-02-13
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________________________

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2006 to October 31, 2006.

Commission file number O-24512

RENHUANG PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-1273503 (I.R.S. Employer Identification No.)

No. 218, Taiping, Taiping District Harbin, Heilongjiang Province, P.R. China (Address of principal executive offices)	150050 (Zip Code)

Registrant’s telephone number, including area code +86-451-5762-0378

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates: $48,656,844 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 12,872,181 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 8, 2007, there were 35,000,181 shares of common stock, par value $0.001, issued and outstanding.

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

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - BUSINESS

Fiscal Year Change

On December 5, 2006, our Board of Directors approved the change of our fiscal year end from April 30 to October 31. This Form 10-K is a transition report, and includes information for the six-month transitional period from May 1, 2006 to October 31, 2006. For our last three fiscal years please see our Annual Report on Form 10-K for the twelve-month periods ended April 30, 2006, 2005 and 2004.

Business Overview

Company History of Renhuang Pharmaceuticals, Inc.

We were incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, Anza Capital, Inc. and finally on July 28, 2006, we changed our name to Renhuang Pharmaceuticals, Inc.

On March 3, 2006, we completed the disposition of substantially all of our assets and discontinued our operations, including but not limited to, all of our ownership interest in our subsidiary, American Residential Funding, Inc., a Nevada corporation (“AMRES”) to AMRES Holding, LLC, a Nevada limited liability company (“AMRES Holding”) under control of Vince Rinehart, a shareholder and, at that time, our sole officer and director (“Rinehart”). Effective on September 30, 2005, the disposition was approved by written consent of a majority of our stockholders.

In exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in Anza, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking Investments USA, Inc., a Delaware corporation (“Viking”). Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated that certain Employment Agreement dated June 1, 2001, by and between Rinehart and Anza; (iii) AMRES assumed all obligations under that certain real property lease by and between Anza and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in Anza, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking.

On August 11, 2006, our outstanding common stock underwent a thirty-for-one stock split reversal resulting in a decrease in our outstanding common stock at that time from 13,355,181 shares to approximately 445,240 shares as further described in our Current Report 14C filed with the Commission on April 25, 2006.

Company History of Harbin Renhuang Pharmaceutical Co. Ltd. and Harbin Renhuang Pharmaceutical Stock Co. Ltd.

Harbin Renhuang Pharmaceutical Stock Co. Ltd. was incorporated in 1996 in the Peoples Republic of China (“Old Renhuang”). Harbin Renhuang Pharmaceutical Co. Ltd. was incorporated in February 2006 in the Peoples Republic of China (“Renhuang China”). On March 3, 2006 Renhuang Medicine for Animals, a company controlled by Mr. Li Shaoming, invested 25 million RMB ($3.3 million) in cash in Renhuang China. On May 1, 2006 Old Renhuang transferred the majority of its operating assets, except buildings, to Renhuang China at the carrying amounts of Old Renhuang.

As a result, as of May 1, 2006, nearly 100% of revenue producing activities in Old Renhuang have been migrated to Renhuang China.

Merger of Renhuang Pharmaceuticals and Harbin Renhuang

On August 28, 2006, Renhuang Pharmaceuticals, Inc., a Nevada corporation (the “Company”) and Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island, (the “BVI”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Company acquired all of the outstanding capital stock of BVI in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the ‘‘Common Stock’’) to BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. BVI is a holding company and owns 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”). This transaction is referred to throughout this report as the “Merger.”

Post-Merger Business

As a result of the Merger, all of our operations are conducted through Harbin Renhuang Pharmaceutical Co. Ltd., a company incorporated under the laws of the Peoples Republic of China and a wholly-owned subsidiary of Harbin Renhuang Pharmaceutical Company Ltd., a corporation incorporated under the laws of the British Virgin Islands and our wholly-owned subsidiary. Unless otherwise noted in this Registration Statement all references to “we,” “us,” “our company,” “our,” or the “Company” refer to the combined entity of Renhuang Pharmaceuticals, Inc., and its subsidiaries.

Harbin Renhuang Pharmaceutical Co. Ltd. was incorporated in 1996 in the Peoples Republic of China, and is located in the capital of the province of Heilongjiang Province, in the northeastern corner of China. We are primarily engaged in the fields of research, manufacturing and distribution of Chinese medical products and bio-pharmaceutical products in Mainland China. Our niche market is production and sale of the traditional Chinese medical products and bio-pharmaceutical products mentioned herein, and our goal is to become the dominant manufacturer and supplier of a few carefully selected groups of products, primarily natural health care products, such as Acanthopanax and Ban lan gen derived from the roots of the Isatis plant; enzyme engineering series products, including Lysozyme enzyme; Shark Power health care products, Monoclonal Antibody Reagent Box Series Products, and traditional medical products, such as but not limited to cold, flu and headache medicines.

We are a high-tech company with its niche market in Greater China area. With our advanced monoclonal antibody technologies and by specializing in a few carefully selected products we believe we will be able to differentiate ourselves from our competitors.

Renhuang has the ability to produce more than 100 types of products. The product sales have reached more than 50 provinces and cities in China.

In the beginning of 2003, Harbin Renhuang Pharmaceutical Stock Co., Ltd. (“Old Renhuang”), purchased the land use rights to 100,000 square meters (about 1 million square feet) of land and built “City Biotech Medicine Park” located in the City of “A” in the Province of Heilongjiang. The project was called “Renhuang City Bio-tech Medicine Construction Project,” which has been supported by the Chinese government. This support was in the form of a zero percent interest rate three-year loan in the amount of 30 million RMB (about US $3.7 million). The whole project was finished in 2004, and “City Bio-tech Medicine Park” received “Good Manufacturing Practice” (GMP) certification from the Heilongjiang Food and Drug Administration on December 30, 2004. In the facility we produce enzyme engineering series products, including SOD (Super Oxide Dismutase), Lysozyme enzyme; Shark Power health care products and some other traditional medicine. As of May 1, 2006, Old Renhuang is leasing the buildings to Renhuang China on market terms as disclosed herein.

In 2003, Old Renhuang acquired Dongfanghong (“DFH”) Pharmaceutical Co., which controls 70% of all Acanthopanax wild resource (commonly known as “Siberian Ginseng”) in the Heilongjiang Province. About 90% of all wild Acanthopanax resource in China grows in Heilongjiang.  Additionally, the acquisition came with 73 GMP approved medicines from DFH. As of May 1, 2006, Old Renhuang transferred all acquired operations of DFH to Renhuang China.

Products

Our medical product portfolio is divided into three different categories:

1.  Acanthopanax medical products - 53%*

2.  Shark Power Healthcare products, and - 12%

3.  Traditional medical products. - 35%

Chart is based on numbers from May 1, 2006 - October 31, 2006

* Percentage of the total revenue of from May 1, 2006 to October 31, 2006.

Acanthopanax (Siberian Ginseng)

Overview:

Acanthopanax, which is known in the United States as Siberian Ginseng, has been used for centuries in China and Russia. Although a distant relative of American and Asian ginsengs (Panax sp.), with some overlap in its uses, Acanthopanax is a distinct plant with different active chemical components. Known for its ability to restore vigor, increase longevity, enhance overall health, and stimulate both a healthy appetite and a good memory, it is widely used in Russia to help the body adapt to stressful conditions and to enhance productivity.

In Chinese medicine, it is valued for its beneficial effects on “qi” (the Chinese term for vital energy or life force. It is pronounced “chee.”) and its ability to treat “yang” (one of the two fundamental forces, yang represents the male or active force.) deficiency in the spleen (distinct from the Western medical concept of spleen, this concept from Traditional Chinese Medicine is more a way of describing a set of interrelated parts than an anatomical organ.) and the kidney. Like the panax ginsengs, Acanthopanax is considered to be an adaptogen, which means it helps in stressful circumstances and returns the body to a normal balance. For example, an adaptogen might lower blood pressure in someone who has high blood pressure, but raise it in another person who has low blood pressure. The active ingredients in Acanthopanax, eleutherosides (similar to ginsenosides in the panax species), are thought to increase stamina and to stimulate the immune system.

Until recently, most scientific research on Acanthopanax took place in Russia. This research has largely supported its use to maintain health and strengthen the system rather than to treat particular disorders. Acanthopanax may help the body deal with physically and mentally stressful exposures such as heat, cold, physical exhaustion, viruses, bacteria, chemicals, extreme working conditions, noise, and pollution. By strengthening the system, it may also help prevent illness. Acanthopanax is especially popular among athletes or physical workers who require substantial sources of adaptive energy and endurance, such as long distance runners, rock climbers, bicyclists, scuba divers, dancers, tennis players and by others seeking to enhance physical and mental performance, endurance and adaptability.

Research:

Siberian ginseng's active ingredients are a complex group of chemicals called eleutherosides. Eleutherosides are different than the ginsenocides found in the Panax varieties of ginseng, which is consistent with Chinese herbalists' claims that Siberian ginseng acts differently in the body than Korean or American ginseng. There has been some debate among herbalists whether Siberian ginseng should be considered a true ginseng at all, due to this difference in active ingredients.

Much of the research done on Siberian ginseng was performed by Soviet scientists in the former Soviet Union. Many of the study results are still unavailable in English. Those that have been translated and more recent studies have corroborated the benefits of Siberian ginseng.

•
Siberian ginseng has been documented in many studies to improve physical endurance, oxygen uptake, recovery, and overall performance in athletes, ranging from runners to weightlifters. A 1986 study in Japan showed that eleuthero ginseng improves oxygen uptake in exercising muscle.

•
Siberian ginseng normalized blood pressure in patients with high and low blood pressure. Siberian ginseng has been shown to reduce stress symptoms in general. A 1996 study in Japan concluded that Siberian ginseng can protect against gastric ulcers.

•
Animal studies showed Siberian ginseng helped fight against toxic chemicals and exposure to harmful levels of radiation. A 1992 Russian study showed that Siberian ginseng reduced the occurrence of tumors in rats when exposed to radiation. Another Russian study showed that women undergoing radiation for breast cancer had a significant reduction of side effects when given Siberian ginseng.

•
A 1987 German study, using human subjects in a double-blind test, demonstrated that eleuthero ginseng boosts immune system response and enhances the body's overall resistance to infection. Other studies have shown that Siberian ginseng increases activity of lymphocytes and killer cells in the immune system.

Another popular but unproven use of Acanthopanax is to maintain or restore mental alertness.

Physical Performance

Although Acanthopanax is frequently used to enhance physical stamina and increase muscle strength, studies have shown mixed results for these purposes.

Male Fertility

Acanthopanax has a long history of folkloric use for male infertility. Animal studies suggest that Acanthopanax may be helpful in increasing reproductive capacity.

Viral Infection

In a laboratory study, an extract of Acanthopanax slowed the replication of certain viruses, including influenza A (which causes the flu) as well as human rhinovirus and respiratory syncytial virus (both of which cause symptoms of the common cold). It had no effect, however, in test tubes on adenovirus (another cause of the common cold and other respiratory infections) or herpes simplex virus type 1 (which generally causes oral herpes lesions). But, a 6-month study of 93 people with herpes simplex virus type 2 (which generally causes genital herpes lesions) found that Acanthopanax reduced frequency, severity, and duration of outbreaks.

Market Analysis on Acanthopanax in China:

Wild Acanthopanax grows in some provinces in North and North-Eastern China, especially in Heilongjiang Province, where 90% of all wild Acanthopanax resources in China are located. Pursuant to our research, the annual production level in the 1980’s was around 10,000 tons, which due to excessive harvesting and damage, significantly decreased during the 1990s to 2,000 tons. Our latest estimate shows that the production 2004 decreased to 1,000 tons.

The resources for Acanthopanax medicine are mostly derived from wild Acanthopanax. Due to favorable conditions and temperature in the Heilongjiang Province, where Renhuang is located, 90% of the wild Acanthopanax suitable for medicine comes from Heilongjiang Province. (Note: human cultivated Acanthopanax in other areas does not reach the same drug efficacy as wild Acanthopanax). Therefore, most of the pharmaceutical companies producing Acanthopanax are located in the Heilongjiang Province. Due to the limited supply of wild Acanthopanax, and increased recognition of its medical benefits, the demand for Acanthopanax is higher than the supply. Our management believes the demand for Acanthopanax worldwide will increase tenfold in the next five years. As a result, the price of raw Acanthopanax should gradually increase.

In 2000, the price of a kilogram of raw Acanthopanax was around 0.5 RMB (around US $0.062), which increased to 2.5 RMB (around US $0.31) in 2004. It is estimated that the price for Acanthopanax will continue to increase.

Due to its increasing popularity in United States, Japan and European countries, exporting Acanthopanax medicine is expected to generate additional revenue for us in the near future.

The Dongfanghong Acquisition:

In 2003, Old Renhuang acquired Dongfanghong Pharmaceutical Co. (DFH), a previously state-owned pharmaceutical company, located in Harbin, Heilongjiang Province, which owns 70% of all wild Acanthopanax resources in China. DFH owns a plant used to manufacture products utilizing Acanthopanax. In 2004, one year after the acquisition, we increased efficiency and production capabilities to generate US $3.75 million in revenue from the sale of Acanthopanax-based products, which is a 10% market share in China. As of May 1, 2006, Old Renhuang transferred all acquired operations of DFH to Renhuang China.

In the six months from May 1, 2006 to October 31, 2006, the plant generated US $6.5 million in revenue. In the six months from November 1, 2005 to April 30, 2006, historically the “busy” season for Acanthopanax sales, the plant generated US $9.6 million in revenue, which is more than the total revenue from the full previous year. We hope to obtain a market share of 50% of Acanthopanax products in China within 3-5 years.

Competitive Advantages:

In addition to the resource advantage, we have the following competitive edges related to Acanthopanax:

Farm Production

Wild Acanthopanax resources might not be able to fulfill the rapid growing demand. Therefore, we have started to cultivate Acanthopanax manually in a 60 million square feet cultivation area. Cultivated Acanthopanax achieves, in all material respects, the same effects as wild Acanthopanax, mainly due to our use of wild Acanthopanax seeds and other production methods as well as its extraordinarily favorable climate conditions in Heilongjiang Province.

Lower Production Costs

We have successfully developed new withdrawing technology during the process of cultivating and producing Acanthopanax. Based on our estimates, we believe that our new technology will lead to production costs that will be approximately 30% lower than our competitors.

Future Development Plan for Acanthopanax Products

With our position in the marketplace, we plan to capitalize on increased brand recognition. Through a controlled expansion plan, we plan to expand our market shares in local provinces and eventually in all of China. We hope to eventually be identified as the leading manufacturer of Acanthopanax products.

Through increased market awareness, it is further anticipated that our unique edge in Acanthopanax will be recognized outside of China. In doing so, we anticipates entering into strategic foreign partnership, which we expect will result in increased international sale of Acanthopanax medicine in the near future.

Acanthopanax Revenue:

During the six months from May 1, 2006 to October 31, 2006, Acanthopanax medical products have generated 53% of our total revenue. Due to the amount of Acanthopanax wild resource we control, and our cutting-edge technology, we believe that we will, within the next 3-5 years, control more than 50% share of the market of Acanthopanax-based medical products in China. It is further anticipated that the market for Acanthopanax-based products will continue to grow at a potential average annual rate of 30% and thereby becoming our primary revenue generating product.

Shark Power Healthcare Products

Shark Power Healthcare products, are made from Squalene, the scientific name for 'Nose Oil', a low density compound stored in the liver of sharks. These medicines contain extracts of shark liver oil and are used to improve oxygen level of human blood. Squalene, when taken into the body, removes animal fat and various waste materials whilst circulating in the blood so that it cleans blood vessels and blood. It is good for the treatment and prevention of arteriosclerosis, improving the function of the kidneys and livers.

Our research and development center has developed natural medicines utilizing Squalene - the Shark Power Healthcare Series. It was awarded the “special golden prize at Ninth Chinese Patent Technology New Product Exhibition,” and “Golden metal at London International Patent Technology Exhibition.”

Clinical research has proven that this medicine can improve the carrying and transporting oxygen ability of blood, enhance the oxygen absorption and utilization factor of the organism organs, dredge the blood vessels, increase the speed of blood's oxygen transportation, and specially supply oxygen to heart, brain, lung and liver. It is able to effectively cure all kinds of symptoms caused by secondary health problems like dizziness, insomnia, forgetfulness, low energy, back pain, tiredness, and the caught cold. The effect is stable and safe.

Competitive Advantages:

Our Shark Power Healthcare Products have the following major advantages compared with the competition.

State Drug Administration (SDA) Approval

Renhuang’s Shark Power Healthcare Products has received Good Manufacturing Practice (“GMP”) certificates from the State Drug Administration (“SDA”). As most healthcare products produced in China have not obtained GMP certificates, our Shark Power Healthcare Products have a strong competitive advantage. Our Shark Power Products are also distributed through hospital channels, which is not the case for most other health care products.

Lower Production Costs

The retail price of Shark Power Healthcare products has historically been lower than the price of competitors’ products, because our raw material costs are lower. This means we can pass the savings on to the customers. We purchase raw materials indirectly from Australia at prices which we believe are 20% lower than those from coastal areas in China, where most competitors purchase their materials.

Sales of our Shark Power Healthcare Products

In the six months from May 1, 2006 to October 31, 2006, the revenue from Shark Power Healthcare products has accounted for approximately 12% of our total revenue. With increased promotion and improved marketing strategy, our intent is to increase its market share during the next several years.

Traditional Medical Products

In addition to Acanthopanax medical and Shark Power Healthcare products, we produce traditional medicine products, such as medicine for cold, flu, headache, etc. Revenue from these traditional medical products accounted for 24% of our total revenue in the twelve months ended October 31, 2005, 36% between November 1, 2005 and April 30, 2006, and 35% between May 1, 2006 and October 31, 2006. We own 40 medical products with GMP certificates, of which some “Star” products reach top sales among the same products and most of the others generate a stable stream of revenue. We designate those products that we believe are among our most promising products as “Star” products.

Three “Star” products

“Tianma pills” and “Tornado pills” are the “Star” Chinese traditional medicines for treating headache in China. Although western headache medicines have larger market share in China, they have also been showing to have larger side effects. Research reveals that most other Chinese traditional medicines have fewer side effects, but cannot reach the same curative effects as western medicines. Renhuang's “Tianma” and “Tornado” are not only superior with strong visible curative effects, but with little or no side effects.

In the twelve months ended October 31, 2005, with more than 100% growth rate over fiscal year of 2004, revenue from sale of “Tianma pills” reached more than US $2,100,000, and that of “Tornado pills” reached US $2,000,000; and in the six months from November 1, 2005 to April 30, 2006, revenue from sales of “Tianma pills” reached more than US $2,450,000, and in the six months from May 1, 2006 to October 31, 2006 revenue from the sales of “Tianma pills” reached more than US $1,000,000, and that sales of “Tornado pills” reached US $2,230,000.

Another “Star” medicine is “Shengmai” granulate, with sales of US $1.04 million dollars in 2004 and US $1.16 million dollars in 2005, which management believes was higher than any of its competitors for the same period. In the six months from November 1, 2005 to April 30, 2006 the revenue from “Shengmai” granulate reached US $1,650,000, and in the six months from May 1, 2006 to October 31, 2006, the revenue reached US $1,000,000.

We also produce several additional traditional medical products that each accounts for lesser amounts. These products, through brand recognition, generate stable revenue for us. When Renhuang expands its product offerings, it is anticipated that these additional products will be replaced by higher margin products.

Products in the Developing Stage

Lysozyme Enzyme Products

Lysozyme is an enzyme occurring naturally in egg white, human tears, saliva, and other body fluids, capable of destroying the cell walls of certain bacteria and thereby acting as a mild antiseptic. Lysozyme protects us from the ever-present danger of bacterial infection. It is a small enzyme that attacks the protective cell walls of bacteria. Bacteria build a tough skin of carbohydrate chains, interlocked by short peptide strands, that braces their delicate membrane against the cell's high osmotic pressure. Lysozyme breaks these carbohydrate chains, destroying the structural integrity of the cell wall. The bacteria then burst under their own internal pressure.

Hen egg white has a high content of lysozyme which protects the integrity of the delicate yolk, thus making egg white (albumen), the preferred raw material for industrial production of the Lysozyme enzyme.

Currently, we do not believe there is any company in China with the ability to produce Lysozyme on a large scale, despite the fact that it has a big potential market. Lysozyme can be used in food antiseptic, which will alter sterilization effects by 40% compared with chemistry antiseptic at a cost of 80% lower than similar products produced outside of China. The large-scale production of Lysozyme products will speed the development of cultivation industry.

The major uses of Lysozyme products are as follows:

1) Lysozyme compound biology antiseptic (food packing coating, food bag, etc)

2) Lysozyme drug preparation (troche, oral liquid etc)

3) Lysozyme Biotech Pesticide

4) Lysozyme home-using disinfect series products (paper tower, detergent, etc)

5) Lysozyme biotech Veterinary medicine

6) Lysozyme biotech preparation

In 2007, we plan to launch Lysozyme Enzyme Products in the food antiseptic area, which we believe is the largest potential market for Lysozyme. Currently, we estimate that we will able to achieve up to 80% of cost savings compared with competitive products produced outside of China. To date, we believe our products from this group are up to 60% more reliable with 50% lower production costs than competitors’ products. With a huge potential market, our management conservatively estimates we will achieve significant revenue growth rate in the next 5 years.

Monoclonal Antibody Reagent Box Series Products

Based on our research of the industry, we believe, the total sales volume of China’s biotechnology products was about 20 billion RMB (US $2.42 billion) in 2000, among which the sales volume of medicine and health-care products including medicine of gene products, vaccines, diagnosis reagents, some antibiotics, amino acids for medical use, vitamins, blood products, bio-chemical medicines and some functional food was 9 billion RMB (US $1.09 billion), accounting for 45 percent of the total sales volume. The sales volume of diagnosis reagent products was 3 billion RMB (US $0.36 billion), one third of above volume.

We believe that the Monoclonal Antibody Reagent Box segment has a huge upside potential. Chinese companies in the Monoclonal Antibody Reagent Box industry are primarily small to mid-sized privately-owned enterprises without any government support. The production scale in China is still very small. The estimated production ability for 2004 was around 185 million dollars, which is a niche market when compared with other developed countries. Due to the huge population and potential market in China, this area is already being pursued by some pharmaceutical companies.

In order to explore possibilities in this field, we recently hired a team of research scientists, who are graduates of top universities in the United States and therefore trained on the most advanced technology in this field. The Troponin T Diagnostic Kit and some other products from this group have proved to be 60% more effective at 50% less production cost when compared with other products.

If the research supports its development we plan to launch a Monoclonal Antibody Reagent Box series of products. More than five of our Monoclonal Antibody Reagent Box products are estimated to receive GMP certificates and to be launched at during calendar year 2007. We believe these products are 60% more reliable than those from their competitors. Moreover, we are in the process of building our own monoclonal antibody center, the necessary raw material for the products. Therefore, the company is able to achieve 50% of cost savings compared with most of its competitors, who have to purchase their raw materials from third parties.

With high and sustained demand in China, and insufficient supply, we believe that the Monoclonal Antibody Reagent Box segment has a substantial upside potential. Management conservatively estimates that the products will achieve 100% annual growth rate in sales over the next 5 years.

Sales

We currently enjoy a large sales network. With more than 70 sales centers organized under 24 districts with more than 2,000 sales people, our sales offices for Renhuang products cover over 50% of China, including over 80% in the most populated areas.

Research & Development Centers

We own R&D centers, including an Information Center, Cooperation Center, Research Center, and the Harbin Renhuang Marine Healthcare Medicine Center. We also own and run a Post-doctor Research Working Station, which is set up by the company and approved by the government, where post PhD students conduct research.

The R&D centers simulate real assembly lines, have advanced equipment, and substantial and advanced examination analysis instruments. A number of well recognized and respected pharmaceutical professors and research scientists in China are employed in the R&D centers. Over 50% of the employees in the centers have an advanced degree.

Market Analysis Summary

Traditionally, the pharmaceutical market is defined based on the different medical usage prescription drug market and non-prescription medicine market (OTC).

Based on our research the annual revenue of the medicine market in China is estimated to be 500 billion RMB (US$ 62.5 billion), of which 440 billion RMB (88%) is derived from the prescription medicine market and the balance, 60 billion RMB (around US$ 7.5 billion) relates to the non-prescription medicine market which constitutes 12% of the whole medical sales market.

We believe there are approximately 7,600 pharmaceutical companies in China, of which only 2,700 have received GMP Certificates. We are one of the GMP certified pharmaceutical companies. Our annual production capacity is currently 1.5 billion RMB (almost US $200 million), which equals to a market share of 3%. As we approach full capacity, we anticipate increased production volume by acquisitions and/or additional production facilities.

Our first and primary target market is China, where a growing middle class with demand for improved healthcare has created a sustainable need for quality healthcare products. Our secondary market in the long-term future is the United States and the rest of the world.

Renhuang focuses its sales in three primary areas:

1. Over The Counter - OTC market.

2. Other drug stores located across the nation.

3. Hospitals, clinics and other medical institutions.

Industry Analysis

World Trade Organization

Due in part to the relaxation of trade barriers and China’s access to the World Trade Organization (“WTO”) in January 2002, our management believes that China will become one of the world's largest pharmaceutical markets by the middle of the twenty-first century. As a result, the Chinese market presents a significant opportunity for both domestic and foreign drug manufacturers.

The State Drug Administration (“SDA”)

The State Drug Administration (“SDA”) of China has set up a classification administrative system in 1999 for prescription and OTC drugs. Since then, the SDA has issued a series of guidelines on the interpretation of the new classification system for labeling, usage instructions and packaging of OTC products. The SDA currently requires that pharmaceutical manufacturers clearly label drugs for OTC sales and distinguish them from those to be sold in hospitals as ethical drugs. We have instituted this policy as required by the SDA.

The Current Chinese Pharmaceutical Market

The introduction of the Chinese pharmaceutical industry

Most of the recognized brands in China are manufactured by multi-national drug companies with higher market share than domestic brands. Based on our research, there are a total of approximately 2,700 drug companies approved by GMP producing a variety of traditional and modern Chinese medical products. The total productivity is about 370 thousand tons of 8,000 different types of finished products. Furthermore, Chinese drug companies produce 300 different types biotech products including vaccine, toxoid, antiserum, blood products, diagnosing reagent for internal and external use. Chinese drug companies are producing more than 11,000 types of medical instruments, including X-ray fault scanning imagery equipments and magnetic resonance equipments.

--Market Shares of various pharmaceutical products

The current problems in the Chinese pharmaceutical industry

•
Most drug companies in China produce low quantities of a large number of products. Therefore, many big companies are producing similar drugs. Many of those products are based on low technology and obsolete production methods. It is common that companies have minimal R&D departments, and therefore, do not bring new drugs into the market. As a result, many of these companies with inefficient management have lower productivity.

•	Many drug companies do not qualify to reach approval by GMP, which prevent those companies from reaching the national and international drug markets.
•	Patents and other intellectual property are not well protected well in China.
•	Limited access to financial markets makes it difficult to obtain financing for drug companies.
•	The competition in drug industry has growth space.

The development trend in the Chinese drug market

•	The pharmaceutical market will continue to grow at a stable pace.
•	The net growth of the aging population supports the demand for drug consumption.
•
The rising living standard improves the demand for drugs. Average drug consumption per capita in China is 50% lower than other mid-developed countries. Therefore, following the development of rural areas, it is anticipated that the Chinese drug market offers great opportunities.

•	Habitual changes inside the drug consuming population.
•	More reasonable drug consuming habits.

•	Non-prescription drugs will enter the fast development phase.
•	Drug prices on the market will be more rational.
•	There will be fewer drug companies, but with large capacity.
•	More advanced circulation of medical products.
•	More competition in China’s drug market

The Current State of the Biotech Industry in China

Introduction of biotech industry in China

The biotech industry in China has undergone fundamental improvements. According to government statistics, China's biological product market (which generally includes gene engineering drugs, vaccines, antibodies, and blood products) surpassed $2.5 billion in 2004 and is growing in excess of 13 percent per year.

Biotech R&D has achieved big successes. In order to accelerate the development of the biotech industry, which is one of the most supported industries, the government has invested in biotech R&D. Biotech engineering and bio-drugs are making great progress and a series of key technologies has been built. The gene transfer technology between zoology and botany is mature. The hybrid rice has been promoted in large scale, and anti-gene cotton and tomato have become a reality. Tens of gene drugs are fast approaching the area of practical use. Therefore, the Chinese biotech R&D industry is rapidly becoming more mature and competitive.

Some common problems in the Chinese biotech industry

Compared with the development of the international biotech industry, the domestic Chinese industry is still immature.

•	Insufficient self-owned Intellectual property rights and limited competing ability.
•
In the United States, it is common that founders of bio-tech companies control more than 50% of equity and technology during the first and second stage of financing and the Venture Capital firms control less. With the expansion, including additional financing, the initial founders start to lose the control position. In China, intangible assets usually represent less than 35% of the total value.

•
Essential key technologies and equipments such as important laboratories equipments, instruments and dosage etc are still lagging in biotech industry and most users rely on import. Companies who have the ability to produce those special equipments and instruments have earned international market recognition. Renhuang owns substantial intangible assets.

Insufficient Capital investment and very limited R&D capability

•
Biotech industry is a high-tech investment in a high-risk and a high-reward industry. Therefore, insufficient capital is the most important problem which needs to be solved. At present, there are only six ways to provide capital to bio-tech companies: (i) founders' own money; (ii) public company investment (iii) third party investment; (iv) government venture capital; (v) mid to small-size company security fund from state science administration; and (vi) mid to small-size technology venture capital. The United States, which has the most advanced bio-tech development and bio-tech companies provides more financing opportunities to this industry. Despite this problem in the industry Renhuang successfully obtain capital and build a new state of the art R&D facility.

Insufficient educated human resources cause a gap between research and practical areas.

•
Due to the long training period of R&D personnel staffs, high quality research scientists stay outside of China. Therefore, there are not sufficient highly qualified research scientists available, especially those in combination of research and management skills. Renhuang has United States educated research scientists.

Competitors

Acanthopanax Product Series

•	Wusuli River Pharmacy Group*

Main Acanthopanax products are fluid acupuncture; secondary one is Acanthopanax pills, with 15 million RMB (about US $7.8 million) revenue from Acanthopanax.

•	Heilongjiang Wandashan Pharmacy*

Main Acanthopanax products are fluid acupuncture, powder acupuncture and Acanthopanax drinks, with 50 million RMB (about US $6.2 million) revenue from fluid acupuncture, and 30 million RMB (about US $3.8 million) revenue from powder acupuncture, and both of which have been built their brand names.

•	Heilongjiang Zhenbaodao Pharmacy*

Main Acanthopanax products are fluid acupuncture and Acanthopanax drop pill (waiting for its GMP approval), with 12 million RMB (about US $1.5 million) revenue from Acanthopanax products.

•	Heilongjiang Tielihongye Pharmacy*

Main Acanthopanax products are Acanthopanax pills, and Acanthopanax syrup, with 6 million RMB (about US $750 thousand) revenue from Acanthopanax products

* Information is obtained from reliable non-public sources and is not guaranteed by us.

Shark Power Healthcare Series

•	Sirio Pharma Co., LTD
•	Shanghai Jonya Marine Biological Engineering Co., LTD
•	Guangzhou Xingqun Pharmaceutical Co., LTD

Our raw materials for Shark Power Healthcare products are imported indirectly from Australia at a price which we believe is 20% lower than that what the competitors pay, whose raw materials are from coastal areas in China.

Lysozyme Products

We believe there are few companies with the ability to produce Lysozyme products on a large scale. It has big potential market. Based on our preliminary research we believe Lysozyme can be used in food antiseptic, which will have 40% higher sterilization effects than chemistry antiseptic with 80% lower costs than same kind products produced outside of China. The large-scale production of Lysozyme products will speed the development of cultivation industry.

Monoclonal Antibody Reagent Box Series Products

•	Beijing BGI-GBI Bio-tech Co., Ltd
•	Shanghai Shisheng Cell Bio-tech Co., Ltd
•	Beijing Wantai Biological Pharmacy Enterprise Co., Ltd.

At present, we do not believe any of our competitors have large-scale production ability. Speed Monoclonal Antibody Reagent Box for Muscle Calcium Protein Myocardial Infarction of Renhuang is very competitive in the market because of its advance technology. Our core technology is from Chinese research scientists educated in United States, and we plan to build antigen antibody store base with self-owned intellectual property rights, and we believe the product will become more reliable, and the price will be approximately 50% lower than that from its competitors with approximately 60% improvement in effects. Additionally, this product will be easy to use.

Competitive Edge

General

We have an experienced and stable management team with a proven track record that, compared to Old Renhuang’s historical numbers, generated annual growth in both sales and profits over the past two years.

Acanthopanax

Through the acquisition of Dongfanghong during 2003, we control 70% of the wild resources of Acanthopanax, which product group has increased to account for 53% of our revenue in 2006. The demand for products derived from Acanthopanax is at all time high. Our current market share is approximately 10% and our goal is to increase the market share to 50% within 3-5 years. Of the total wild resource of Acanthopanax in China, 94% is located in the Heilongjiang Province, most of which are controlled by Dongfanghong in the Wanda Mountain. We develop Acanthopanax products in our own plant and benefit from a fairly dominant position through resource control. We have reduced the cost of absorbing and producing Acanthopanax by 50% over the past two years. Through our research, we estimate that our cost of production is 30% lower than the competition.

Other Advantages Over the Competition

In addition to advantages related specifically to Acanthopanax, our business possesses the following advantages:

•	The ability to upgrade our products by using our follow-up research projects enables us to continue its product developments.
•	We have developed a unique independent innovation system, which will provide a powerful support to the R&D of new products.
•	We have excellent relations with provincial, city and regional our government and have been awarded outstanding levels of status.
•	We own a state of the art research and production facility.

•	Our credit rating is AAA by the major banks in China
•	We have United States educated research scientists.
•	Through efficiency and state of the art production facilities, we believe our production costs, are on an average, 30- 50% lower than those of the competition.
•	We own more then 70 regional sales offices, covering 50% of Mainland China staffed with a sales force of more than 2,000.
•	We have a top-level management team.

Research & Development

We have constructed a strong independent innovation system, which will provide a powerful support to the R&D of new products as follows:

Through our research control and relative dominant position related to the Acanthopanax products, we believe we are on the verge of positioning Acanthopanax as an independent segment in the Chinese drug industry. In order to achieve this goal, we plan on building an Acanthopanax base including six parts: (1) Wild Acanthopanax protection; (2) research; (3) seeding; (4) cultivating; (5) processing; and (6) exporting. Pursuant to plan, this will become the largest Good Manufacturing Practice (“GMP”) approved Acanthopanax base in China.

We plan to continually upgrade our products by using follow-up research projects. This continued development will be focusing on the following three areas: (1) the development of biotech products, with the focus on practical applications of Lysozyme and Hyperoxide mutase, and the research and development of gene engineering drugs just to mention a few; (2) the research and development of Chinese traditional medicine products, including but not limited to additional use of Acanthopanax and Shizandra Berry; and (3) research and development of Western drugs for generic production, where we are able to complete the generation replacement of traditional drugs shortly.

Information Center

We utilize the marketing network system and direction oriented information system to provide fixed period and in-fixed period market feedback information, market demand information, evaluation of new products inside and outside of China, domestic and foreign authority research topic and product technology feedback information.

Teamwork Center

We have contracted and hired specialists comprising a group of reputable professors and research scientists from the marine biotech drug segment, the natural biotech drug segment and the gene engineering area to evaluate and support research topics and results. We have also formed long-term strategic partnerships and other research and work related relationships with some of the most prominent research organizations with the purpose of researching and developing new products together.

Currently, we have partnerships or are in other way closely related to the National Navy Pharmaceutical Research Center located in Shanghai, China bio-tech drug research center (Shanghai Research Base), Second Military Medicine University in Shanghai, and Beijing Ellionbio Research Center, Beijing to mention a few. Furthermore, we have research cooperation with Russia Academic School Far-east division and Australia Scientific Research Center.

Research Center and Mid-Testing Base

Formed by different labs, these research and mid-testing facilities are simulating the assembly lines.

Renhuang Bio-Tech Drugs and Healthcare Products Research Center

This facility is mainly focused R&D on bio-tech drugs and healthcare products, and medicine intermediates.

Post-doc Research Workstation

The major task is to do R&D on Acanthopanax and other North-China medical products and to develop medicine qualified to international standard. This unit also performs R&D on gene engineering drugs, like tumor Chalone.

Official Accomplishments

•
We have a well-established and excellent working relationship with the Chinese government on various levels. For example, we have obtained support from different level governments including provincial, city and regional government, which enabled our rapid development. We undertake various research projects on a national level, where the government has praised our accomplishments.

•	Government has appraised us as “The Best Quality and Credit Company”, “The Company with The Best Social Image”, and “The Most Trustful Consumer Products Company”.
•	Our bank credit rating is AAA.
•	Our Lysozyme and Hyperoxide mutase projects have been included into the most important nation level project in State Scientific Administration.
•	Biotech drug garden has been included into the national transforming projects of North Eastern China heavy industry base, and in the projects which can get zero interests loan from government.
•	We have been appraised by State Scientific Administration as national high-tech company, which enables it to obtain tax-free benefits.

Marketing Strategy

We primarily market our products through four business channels: OTC Market, Direct Sales, Wholesale, and Raw Material. We are a highly technology-oriented niche company that has developed name recognition for its quality products. Our products are being sold by more than 2,000 sales people divided into 70 sales offices in 24 regions across Mainland China. Furthermore, we have strong alliances with distributors who have powerful channel relationships but lack manufacturing or product development capabilities.

Four-Pronged Approach to Achieve Market Goals

First, the goal is to build brand names for products, which is well under way. In non-urban areas, 90% of the Chinese population lives in the countryside with lower income. Due to a diverse strategy, adjusted to the lower income consumer, we believe our traditional drugs will have a relatively high level of penetration in those areas. Distribution to end-consumers is obtained through our own sales personnel without middlemen cost.

Second, we are using key cities like Beijing and Shanghai as geographical sales centers with the purpose to establish its brands with the established distribution centers that distribute to major drug chain stores in the urban and suburban areas around the city. Our approach is to use selected cities as sample target, supported by initial promotion and investments enabling the products entry into the well-known drug chain stores. In addition, we are exploring multiple sales channels.

Third, we focus on top-level hospitals in the country, which have the highest quality standard and stringent approval procedures for new products and brands. Traditionally, hospitals in China are divided into different levels due to different functions. Junior level hospital only care for small areas, mid-level one will care for several areas, and senior level one will handle different, larger regions. By focusing on the top tier of the hospital industry, our strategy is to work from top down and gain access to mid and low level hospitals when it brands and products have been established in the higher ranks.

Fourth, we use exclusive technology and absolute resource control (Acanthopanax) to promote our products in the domestic media, including television, radio, newspaper, magazine and trade publications. At a more mature stage of our domestic coverage, it is anticipated that we will have a substantial impact of Lysozyme and Hyperoxide mutase, through innovations and core technology, developed and owned by us that have been appraised by established specialists as the primary technology and innovations in the world related thereto. The biggest advantages are cost and quality when compared to traditional products.

Sales Strategy

Our sales network is large. With more than 70 sales centers organized under 24 districts and more than 2,000 sales people, our product sales offices cover 50% of the greater China and an estimated 80% of the geographical target area. Due to less populated and rural areas in the western part of China, we have chosen to concentrate our main efforts in eastern China.

Sales Team

Our sales team uses quantity targets to realize the management of sales of products, from where the sales team is rewarded. Each sales office is organized with full time managerial and financial functions organized under a general representative officer. The vast majority of the regular sales force is commission based. Our products will reach drug stores, hospitals and end consumer across China through this sales network.

The Location of Our Sales Offices in China.

In conjunction with the general sales managers, provincial managers and regional managers, we set a sales target at the beginning of every year. Based on monthly sales reports and general control mechanisms, budget is thereafter revised as needed.

Sales channels related to leading products

Marketing Model	Share of revenues	Products selling	Payment Time Frame
Raw Materials	7% of total revenue	Acanthopanax raw materials	Payment schedule, between 1 - 5 months.

OTC	48% of total revenue	Acanthopanax final products, “Tianmai Pills” and “Shengmai” granulate.	Payment for first shipment in conjunction with second delivery, 1 - 3 months.

Direct Selling method	30% of total revenue	Shark Power health care products, Acanthopanax final products.	Cash Payment

Whole Sale products	15% of total revenue	Acanthopanax final products and “Tornodo Pills”.	Payment calculated and paid monthly when products sold.

Corporate Information

Employees

We employ approximately 490 full time individuals, which includes 48 people in managerial positions, 22 individuals as sales managers at our various sales offices across China, 52 people in R&D department, and 368 general workers. We also have approximately 2,217 commission-based sales staff at the various sales offices that work as independent contractors.

Government Regulation

The pharmaceutical industry is a strong emerging area with the highest growth rate in output value. However, all government regulation is still on the improving stage. The Ministry of Public Health used to oversee drug approval and registration, but the SFDA (which is modeled from the US Food and Drug Administration) was specially set up to streamline this process. However, it has a relatively inexperienced staff and got off to a rather slow start, and the resulting regulatory gap might cause potential problems.

We successfully passed all GMP (Good Manufacturing Practice) investigations by SFDA, and received approval certificates. In September 2005, we received the certification for exporting products certificates by Entry-Exit Inspection and Quarantine Administration, and received the self-reporting inspection registration certificates.

On September 30, 2005, Harbin Renhuang Pharmaceutical Stock Co. Ltd. (Old Renhuang) obtained 30 million RMB (US $3.75 million) zero-interest rate loan from state government that was mainly used for construction purposes of the buildings leased by Renhuang China.

We have also been titled to “high-tech” company in Heilongjiang Province, so we enjoy three-year zero-tax support from the Provincial government.

Environmental Matters

We have not been required to perform any investigation or clean up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

Trade Names and Service Marks

We do not currently own any Trade Names, Trade Marks or Service Marks.

Historical Changes in Business Strategy and Changes in Control

We were incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, and on January 2, 2002 to Renhuang Pharmaceuticals, Inc.

On April 11, 2006, we received written consents in lieu of a meeting of stockholders from holders of 9,892,820 shares representing approximately 74% of the 13,355,181 shares of the total issued and outstanding shares of our voting stock (the “Majority Stockholders”) approving an amendment to our Articles of Incorporation to change our name to Renhuang Pharmaceutical, Inc.

On July 27, 2006, we effectuated the name change to Renhuang Pharmaceuticals, Inc.

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

On or about April 11, 2006, we received written consents in lieu of a meeting of stockholders from the Majority Stockholders approving the 1-for-30 reverse stock split of our Common Stock. On April 11, 2006, our Board of Directors approved the above-mentioned stock split, subject to stockholder approval and on August 11, 2006, the Board of Directors effectuated the reverse stock split.

Discontinued Operations

On September 30, 2005, our Board of Directors approved, declared it advisable and in our best interests and directed that there be submitted to the holders of a majority of our voting stock for action by written consent the proposed sale of substantially all of our assets (the “Asset Sale”), including but not limited to, all of our ownership interest in AMRES, to AMRES Holding, LLC, a Nevada limited liability company (“AMRES Holding”).

The purpose of the Asset Sale, in conjunction with the Securities Sale described below, was to promote the interests of our stockholders by selling unprofitable assets to prevent further losses and provide them with a reasonable exit from their equity holdings.

Vincent Rinehart (“Rinehart”), a shareholder and at the time, our sole officer and director, is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by our Board of Directors and the majority of our voting stockholders.

Securities Sale

On September 19, 2005, our Board of Directors approved, declared it advisable and in our best interests and directed that there be submitted to the holders of a majority of our voting stock for action by written consent the proposed sale by AMRES Holding and Rinehart to Viking (the “Securities Sale”), of their entire ownership interests in us consisting of an aggregate of approximately 10,379,731 shares of common stock, par value $0.001 and warrants to purchase a total of 3,450,000 shares of our common stock (collectively, the “Securities”) in exchange for an aggregate purchase price of $375,000 (the “Purchase Price”), of which $150,000 was paid out as a dividend to approximately 3,026,688 shares and was equal to approximately $0.0495 per share, and the balance to pay off company debt and liabilities, leaving us without assets and liabilities, as additional consideration in connection with the transactions contemplated by the Asset Sale. Approval of the Securities Sale by a majority of our stockholders was not required; nonetheless, effective on September 30, 2005, the Securities Sale was approved by written consent of a majority of our stockholders. Viking did not bear a related-party relationship to us or our management.

Dividend

We distributed $150,000 of the Purchase Price as a cash dividend to our shareholders on or about March 15, 2006. The dividend was paid to approximately 3,026,688 shares and was equal to approximately $0.0495 per share. The balance of the funds was used to resolve all of ours and AMRES’ outstanding obligations prior to the consummation of the Securities Sale.

Closing Date

On March 3, 2006, the Closing Date, the transactions referred to above closed and we discontinued our operations.

Merger of Renhuang Pharmaceuticals and Harbin Renhuang

On August 28, 2006, Renhuang Pharmaceuticals, Inc., a Nevada corporation (the “Company”) and Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island, (the “BVI”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Company acquired all of the outstanding capital stock of BVI in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the ‘‘Common Stock’’) to BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. BVI is a holding company and owns 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”). As a result of this merger, all of our operations are conducted through Harbin Renhuang Pharmaceutical Co. Ltd., a company incorporated under the laws of the Peoples Republic of China and a wholly-owned subsidiary of Harbin Renhuang Pharmaceutical Company Ltd., a corporation incorporated under the laws of the British Virgin Islands and our wholly-owned subsidiary. Through Renhuang China we are primarily engaged in the fields of research, manufacturing and distribution of Chinese medical products and bio-pharmaceutical products in Mainland China

ITEM 1A - RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

We will need to raise additional capital to expand our business.

For the foreseeable future, we will fund all of our operations and capital expenditures from cash on hand and potential future internally generated cash flow. Currently, we believe we have cash on hand to fund our operations and planned expansions. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation. We will then need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete our expansion and future growth. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

Our profitability is limited.

We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

We have a limited operating history as a publicly company, upon which to base an investment decision.

Prior to being a publicly listed company in the United States, we were a privately held corporation in the Peoples Republic of China. Following the merger transaction, the company has been a public company under current management since September 7, 2006. Our continued successful listing will require us to perform a variety of functions, including but not limited to the following:

•	continuing to efficiently manage our business domestically and in any new markets;
•	disclose and report information in a timely manner to the Securities and Exchange Commission and to the general public about our company and our business; and
•	communicate with our shareholders.

We need to obtain and maintain the necessary Chinese or worldwide regulatory approvals to commercialize our products.

To commercialize some of our current and future products, we require approvals from SFDA and any FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidate in those jurisdictions. Currently, we do not sell our products to the United States, but if we in the future plan to commercialize our products to the U.S. we will need FDA approval for some of our products. To apply for approval, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA or FDA-equivalent in other jurisdictions, consider safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidate;
•	impose costly procedures on us; and
•	diminish any competitive advantages that we may otherwise enjoy.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

We cannot guarantee that we will maintain and receive the approvals necessary to commercialize our current and future products for sale in China, United States or elsewhere.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidate will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we, SFDA (State FDA), FDA or FDA-equivalent in foreign jurisdictions, may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory bodies find deficiencies in our Investigational New Drug, or IND, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates.

Physicians, patients and other end consumer may abandon existing or choose not to accept and use our new drugs.

Physicians and patients may not accept and use our products. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;
•	cost-effectiveness of our product relative to competing products; and
•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current and future products to generate substantially all of our product revenues for the foreseeable future, the failure to find market acceptance would harm our business and could require us to seek additional financing.

Our drug-development program depends upon third-party research scientists who are out of our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

We need to increase our selling, marketing and distributing network.

We need significant capital expenditures, time and management resources to market our products and to establish and develop an in-house marketing and sales force with technical expertise. There can be no assurance that we will be able to establish, maintain or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we cannot compete successfully for market share against other similar product oriented companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. We will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;
•	undertaking pre-clinical testing and human clinical trials;
•	obtaining regulatory approvals of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. A large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in China and other countries. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

If we fail to adequately protect or enforce our intellectual property, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

Our success is partly dependent upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers and scientific advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our principal scientific, regulatory and medical advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

Our manufacturing plants are located in China and our pharmaceutical and medical products production, sale and distribution is subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are: i) level of government involvement in the economy; ii) control of foreign exchange; methods of allocating resources; iii) international trade restrictions; and iv) international conflict. Additionally, as a manufacturer of pharmaceutical and medical products located in China, we are a state-licensed company and facility and subject to Chinese regulations and laws. The Chinese government has been active in regulating the pharmaceutical industry. If we were to lose our state-licensed status we would no longer be able to manufacture pharmaceuticals in China, which is our sole operation.

We depend upon governmental laws and regulations that may be changed in ways that hurt our business.

Our business and products are subject to government regulations mandating the manufacturing of pharmaceuticals in China and other countries. Changes in the laws or regulations in China, or other countries we sell into, that govern or apply to our operations could have a materially adverse effect on our business. For example, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our pharmaceuticals or medical products are prohibited, this change would reduce our productivity of that product.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, pharmaceutical regulations, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

We give no assurances that any plans for future expansion will be implemented.

Under our current business plan we intend to expand our production of our current products. However, we have not made any definitive plans or signed any binding agreements to implement this expansion strategy. We may decide to use operating income to finance these expenditures, which would reduce our operating capital.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We will face substantial competition, some of which may be better capitalized and more experienced than us.

We face competition in the pharmaceutical and medical product industry. Although we view ourselves in a favorable position vis-à-vis our competition, some of the other pharmaceutical and medical product companies that sell into our markets may be more successful than us and/or have more experience and financial resources than we do. This additional experience and financial resources may enable our competitors to produce more effective pharmaceuticals and sell their product with more success than we are able to, which would decrease our sales.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, some of our executive officers and our directors may be residents of China and not of the United States, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to affect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Because we are subject to the “penny stock“ rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Electronic Bulletin Board. Broker-dealer practices in connection with transactions in “penny stocks“ are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors“ must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year that have not been resolved.

ITEM 2 - PROPERTIES

Our executive offices in the United States are provided to us at no cost at the offices of one of our shareholders, Viking Investments USA, Inc., which are located at 65 Broadway, Suite 888, New York, New York. The fair market value of the office space we utilize is approximately $2,000 per month.

Our operations in China are conducted out of our offices located at No. 281 Taiping Road, Taiping District Harbin, Heilongjiang Province, 150050, P.R. China. These offices are owned by Old Renhuang and we rent the space pursuant to a one year lease. We currently lease a total of 105,416 square feet, with approximately 15,000 square feet used for executive offices and approximately 90,000 square feet used for production and inventory and production.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to, or threatened by, any litigation or procedures.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol “RHGP.” Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	Bid Prices
Quarter Ended	High	Low

July 31, 2004	8.40	3.45
October 31, 2004	5.10	1.80
January 31, 2005	3.60	1.80
April 30, 2005	3.90	1.50

July 31, 2005	3.90	1.20
October 31, 2005	2.70	1.20
January 31, 2006	1.20	0.90
April 30, 2006	4.50	0.60

July 31, 2006	1.80	1.20
October 31, 2006	5.25	0.30
January 31, 2007	3.97	1.85

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

Holders

As of February 8, 2007, there were 35,000,181 shares of our common stock issued and outstanding held by 78 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is substantially higher.

Dividend Policy

We distributed $150,000, as further described above under Discontinued Operations, as a cash dividend to our shareholders on or about March 15, 2006. The dividend was paid to approximately 3,026,688 shares equal to approximately $0.0495 per share.

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

ITEM 6 - SELECTED FINANCIAL DATA

Renhuang Pharmaceuticals, Inc.	For the six months ended October 31,		For the fiscal years ended April 30, (in 000s)
	2006	2005 (1)	2006 (2)	2005 (2)	2004 (2)

Statement of Operations Data:

Total revenues	$12,247,489	11,721,151	N/A	N/A	N/A
Total cost of revenue	6,143,277	4,721,296	N/A	N/A	N/A
Gross profit	6,104,212	6,999,855	N/A	N/A	N/A

Total operating expenses	1,708,117	4,974,226	N/A	N/A	N/A
Operating income (loss)	4,396,096	2,026,229	-	-	-

Income (loss) from discontinued operations	N/A	N/A	879	(3,528)	(1,123)

Other Income	8,482	-

Income (loss) from continuing operations	4,404,578	2,025,629	-	-	-

Net income (loss)	4,404,578	1,768,776	877	(3,580)	(1,123)

Net income (loss) per common share from continuing operations	0.125	N/A	0	-	-

Net income (loss) per common share from discontinued operations	N/A	N/A	0.12	(0.73)	(0.24)

Net income (loss) per basic common share	0.125	N/A	0.12	(0.73)	(0.23)

Balance Sheet Data:

Current assets	$10,571,638	11,828,408	0	9,546	7,903
Total assets	13,288,533	23,622,646	0	9,777	8,269

Current liabilities	2,486,257	9,371,070	0	10,510	7,796
Total liabilities	2,486,257	13,089,464	0	10,510	7,796
Total stockholders’ equity (deficit)	10,802,276	10,533,182	0	(732)	473

Total dividends per common share	-	-	-	-	-

(1)
Six month numbers from May 1, 2005 to October 31, 2005, are from Old Renhuang’s operations, which are attached as Note 19 of the attached financial statements. Since we acquired Old Renhuang’s operations we believe these numbers are a better year-to-year comparison for the current six-month transitional period.

(2)	Fiscal year end numbers for April 30, 2006, 2005, and 2004, are from our previous operations as a company specializing in providing of home financing through the brokerage of residential home loans.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

As of March 3, 2006 we discontinued our previous operations as a company specializing in the providing of home financing through the brokerage of residential home loans. On September 7, 2006, we acquired 100% of the issued and outstanding shares of Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Island, (‘‘BVI’’), whose only assets are 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”) mainly focused on the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China.

On May 1st 2006, Harbin Renhuang Pharmaceutical Stock Co. Ltd., (“Old Renhuang”) transferred the majority of its operating assets to Renhuang China, with the exception of the buildings Old Renhuang owns (including where we rent our office space and production facilities), and Old Renhuang’s account receivables, inventories and other assets with zero or insignificant value. The principal business activities of Renhuang remained unchanged. On March 3, 2006 Renhuang Medicine for Animals Co. Ltd. a company controlled by Mr. Li Shaoming, invested 25 million RMB (about US $3.3 million) in cash in Renhuang China.

Our pharmaceutical products are distributed through more than 60 sales offices with more than 2,000 commission-based sales people. Upon the effectiveness of the Merger, we adopted the business of Renhuang China, which we have continued as our sole line of business.

Upon closing of the Merger, BVI and its subsidiary Renhuang China became our wholly owned subsidiaries. The Former stockholders of BVI own approximately 85% of our issued and outstanding common stock.

Since we will operate Renhuang China as our sole line of business, the analysis of the pro forma financial statements for the three months ended on July 31, 2006 is the operation of Harbin Renhuang Pharmaceutical Co, Ltd. (Renhuang China).

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

Change in Fiscal Year

On December 5, 2006, our Board of Directors approved the change of our fiscal year end from April 30 to October 31. This Form 10-K is a transition report, and includes information for the six-month transitional period from May 1, 2006 to October 31, 2006. For Old Renhuang’s six month comparative numbers for the same period in 2005, see Note 19 to the financial statements filed attached hereto. For our last three fiscal years please see our Annual Report on Form 10-K for the twelve-month periods ended April 30, 2006, 2005 and 2004.

Since the change in our fiscal year occurred in conjunction with our shift from a shell company to a company specializing in the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China our previous operations are not relevant to our current operations and our previous operations are covered in our previous Annual Reports on Form 10-K, therefore, this discussion focuses on the six month period from May 1, 2006 to October 31, 2006 and a comparison the Old Renhuang’s financial statements for the same period in 2005 (see Note 19 to the attached financial statements for Old Renhuang’s unaudited financial statements for the six months ended October 31, 2005).

Six Month Transitional Period Ended October 31, 2006 Compared to Six Months Ended October 31, 2005 (Unaudited)

Introduction

From May 1, 2006 through October 31, 2006, we generated $12,247,489 in revenues on cost of sales of $6,143,277. With these revenues and cost of sales for the six months ended October 31, 2006, we had a net income from operations of $4,404,578, and a net income attributable to shareholders of $4,404,578. As noted above, we acquired the majority of our current operations from Old Renhuang. For the six months ended October 31, 2005, Old Renhuang had revenues of $11,721,151, on cost of sales of $4,721,296. With these revenues and costs of sales Old Renhuang had a net income from operations of $2,026,229 and a net income attributable to shareholders of $1,769,376.

Revenues, Expenses and Loss from Operations

	Six Months Ended October 31, 2006	Six Months Ended October 31, 2005 (Old Renhuang - Unaudited)

Revenue	$12,247,489	$11,721,151
Cost of Sales	6,143,277	4,721,296
Selling and Distribution Expenses	299,484	2,118,370
Advertising Expenses	677,390	1,119,972
General and Administrative Expenses	478,211	628,741
Research and Development	121,272	647,391
Depreciation and Amortization	131,760	459,752
Other Cost (Income)	(8,482)	256,853
Net Income (Loss)	$4,404,578	$1,769,376

Revenues

Our revenues of $12,247,489 compared favorably to Old Renhuang’s revenues from the same period one year ago of $11,721,151. Due to the fact the six months ended October 31, 2006 was our first quarter with our current operations and we only conducted those operations from May 1, 2006 through October 31, 2006 our revenues of $12,247,489 may not be indicative of the revenues from these operations in future quarters. Until we have conducted our current operations for several quarters it is difficult to project our revenues for future quarters. Our revenues for the six months ended October 31, 2006 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales

Our cost of sales for the six months ended October 31, 2006, were $6,143,277 and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $4,721,296.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the six-month period ended October 31, 2006, our selling and distribution expenses were $299,484, compared to Old Renhuang’s selling and distribution expenses of $2,118,370. We believe our selling and distribution expenses were significantly lower than Old Renhuang’s from one year ago due to low fixed selling costs as the majority of our sales are performed by our commission based Chinese sales people and the distribution is controlled by us.

Advertising Expenses

For the six months ended October 31, 2006, we had advertising expenses of $677,390. These advertising expenses were primarily related to the advertising of Acanthophanax. Old Renhuang’s advertising expenses were $1,119,972 for the same period one year ago.

General and Administrative Expenses

Our general and administrative expenses were $478,211 for the six-month period ended October 31, 2006, compared to $628,641 during the same period one year ago for Old Renhuang. Of our current $478,211 general and administrative expenses, $342,390 were a result of these operations, primarily in the following areas: $73,915 for traveling expenses, $228,496 for payroll, and $39,979 for office expenses. Until we have conducted our current operations for several quarters it is difficult to project our general and administrative expenses for future quarters.

Research and Development

For the six months ended October 31, 2006, we spent $121,272 on research and development compared to $647,391 for Old Renhuang during the same period one year ago. Our research and development expenses were significantly less for us when compared to Old Renhuang during the same period due to the the $647,391 paid by Old Renhuang was carried over as paid and that research is being used by us in our operations.

Depreciation and Amortization

We had depreciation and amortization expenses of $131,760 for the six months from May 1, 2006 to October 31, 2006, which included machinery equipment and vehicles. This is compared to $459,752 for Old Renhuang for the same period one year ago.

Net Income (Loss) from Operations

Our net income for the six months ended October 31, 2006, was $4,404,578, compared to $1,769,376 for Old Renhuang for the same period one year ago. This increase in net income compared to Old Renhuang for the same period one year ago, on similar revenues, is primarily due to a significant decrease in our expenses for the six months ended October 31, 2006, as discussed above. During our operations as a residential lender during the same period one year ago we had a net loss of ($1,265,660).

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of October 31, 2006 and 2005, respectively, are as follows:

	October 31, 2006	October 31, 2005 (Old Renhuang - Unaudited)

Cash and Cash Equivalents	$1,021,267	$3,439,402
Total Current Assets	10,571,638	11,828,408
Total Assets	13,288,533	23,622,646
Total Current Liabilities	2,486,257	9,371,070
Total Liabilities	$2,486,257	$13,089,464

Sources and Uses of Cash

Operations

Net cash from operating activities was ($2,527,776) for the six months ended October 31, 2006, compared to ($1,320,373) for Old Renhuang for the six months ended October 31, 2005. Our cash from operating activities for the current six month period was primarily ($7,566,096) in net trade receivables, ($622,144) in inventories, ($1,143,834) in other net receivables, $786,715 in total accounts payables and accruals, and $1,669,542 in other payables.

Investments

Net cash from investing activities was ($183,410) for the six months ended October 31, 2006, compared to ($503,845) for Old Renhuang for the same period one year ago. For the six months ended October 31, 2006, all our cash from investing activities related to the acquisition of property, plant and equipment in the amount of $76,800 and construction in progress in the amount of $106,610.

Financing

Net cash from financing activities was $3,680,577 for the six months ended October 31, 2006, compared to net cash used in financing activities in the amount of $4,647,245 for Old Renhuang for the six months ended October 31, 2005. The sole contributor to the cash used in financing activities during six months ended October 31, 2006 was an increase in paid-in cash.

Debt Instruments, Guarantees, and Related Covenants

The Company does not have any long term debt and no significant short term debt, and has not entered into any guarantee arrangements or other related covenants.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are located in the notes to the financial statements which are an integral component of this filing.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Payments due by period
Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	$2,634,222	$2,634,222	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

As noted above, we do lease office space from Old Renhuang, but we rent the space pursuant to a one year lease and therefore, in accordance with GAAP, we have not capitalized this expense.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary operations are located in China. As a result we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and product purchases. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to our variable rate debt. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 8, 2006, our board of directors approved the dismissal of Singer Lewak Greenbaum & Goldstein LLP as our independent auditor. Singer, Lewak, Greenbaum & Goldstein LLP’s was our independent accountants for the fiscal year ending April 30, 2005 only and they opined on one year of financial statements, specifically, the year ending April 30, 2005.

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

On March 8, 2006, we engaged Rotenberg & Co. LLP of Rochester, New York, as our new independent auditors.

On December 5, 2006 Rotenberg & Co., LLP, our independent accountants previously engaged as the principal accountants to audit our financial statements, was dismissed due to the fact that Rotenberg is going to cease auditing Chinese entities and we have subsidiaries that do business in China.

Rotenberg & Co, LLP, audited our financial statements for our fiscal year ended April 30, 2006, and prior to our merger with Renhuang Pharmaceutical Company, Ltd., of the British Virgin Islands (“BVI” which is now our wholly-owned subsidiary), audited the financial statements of Harbin Renhuang Pharmaceutical Company, Ltd., of the Peoples Republic of China (“RPCL” a subsidiary of BVI) for the fiscal years ended October 31, 2005 and 2004. The audit report of Rotenberg & Co., LLP on both our and RPCL’s financial statements for the fiscal years stated above (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except our report was modified to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. During the Audit Period, and through December 5, 2006, there were no disagreements with Rotenberg & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On December 5, 2006, we engaged Schwartz Levitsky Feldman, LLP/SRL, as our independent certified public accountants. The decision to change accountants was approved by our Board of Directors. During the two most recent fiscal years, or any subsequent interim period prior to engaging Schwartz Levitsky Feldman, LLP, we nor anyone acting on our behalf consulted with Schwartz Levitsky Feldman, LLP/SRL regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or (ii) the type of audit opinion that might be rendered on the company’s financial statements where either written or oral advice was provided that was an important factor considered by the company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (iii) any matter that was the subject of a disagreement with the company’s former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its audit report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer have concluded that as of October 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of October 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

We were unable to meet our requirements to timely file our Transitional Report on Form 10-K for the six months ended October 31, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Transitional Report Form 10-K for the six months ended October 31, 2006. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, subsequent to October 31, 2006, in addition to working with our independent auditors, we accepted the resignation of our Chief Financial Officer on January 25, 2007, appointed an interim Chief Financial Officer that is familiar with our operations and generally accepted accounting principals, and we are conducting a search for new permanent Chief Financial Officer.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

On September 19, 2005, we entered into a Common Stock Purchase Agreement whereby Rinehart and AMRES Holding agreed to sell a total combined amount of approximately 10,379,731 shares of our common stock and warrants to purchase a total of 3,450,000 shares of our common stock (the “Securities”), to Viking Investments USA, Inc., a Delaware corporation (“Viking”), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to us or our management. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

On September 23, 2005, we received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the “Gaulds”), by and between AMRES Holding and the Gaulds, whereby the Gaulds agreed to sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of our common stock in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to us or our management. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

On September 30, 2005, we entered into a Reorganization, Stock and Asset Purchase Agreement by and among us and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby we agreed to sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of our ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and us, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions occurred: (i) the delivery by Rinehart of his entire ownership interest in us, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in us, consisting of 4,137,500 shares of our common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of our common stock to Viking. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. (“Cranshire”), The dotCom Fund, LLC (“dotCom”), and Keyway Investments, Ltd. (“Keyway”) (each a “Seller” and collectively the “Sellers”), whereby the Sellers agreed to sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of our common stock, 8,201.5 shares of our Series D Preferred stock, and warrants to purchase 750,000 shares of our common stock, in exchange for the total purchase price of $125,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to us or our management.

On March 3, 2006, these securities were all sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in our Current Report on Form 8-K dated September 23, 2005.

On August 28, 2006, Renhuang Pharmaceuticals, Inc., a Nevada corporation (the “Company”) and Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island, (the “BVI”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Company acquired all of the outstanding capital stock of BVI in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share to BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. BVI is a holding company and owns 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”). This transaction closed on September 7, 2006 as reported in our Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on September 11, 2006.

As a result of the Merger, all of our operations are conducted through Harbin Renhuang Pharmaceutical Co. Ltd., a company incorporated under the laws of the Peoples Republic of China and a wholly-owned subsidiary of Harbin Renhuang Pharmaceutical Company Ltd., a corporation incorporated under the laws of the British Virgin Islands and our wholly-owned subsidiary.
PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

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

Name	Age	Position(s)
Shaoming Li	44	Chairman of the Board of Directors, President and Chief Executive Officer
Fanrong Meng	34	Director
Andy Wu	38	Director
Zuoliang Wang	35	Interim Chief Financial Officer
Jiang He	35	Secretary

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

Mr. Andy Wu joined our Board of Directors as an independent Director and Chairman of our Audit Committee effective on January 25, 2007. Mr. Wu is currently a Tax Manager at PWC Beijing responsible for the overall operations of the Dalian office, including IIT filing, tax health check, assistance on setting up new enterprise/RO, assistance in tax audit defense, tax due diligence, tax review for IPO projects, assistance in negotiation for deemed profit rates, and general tax and business consulting. Mr. Wu has held this position since January, 2006. During 2005, Mr. Wu was an Assistant Tax Manager at KPMG Shanghai, with his main responsibilities involving general tax and business consulting and due diligence work. From August 2004 to March 2005, Mr. Wu was a Senior Tax Consultant with Deloitte’s Suzhou Office, primarily responsible for tax review, Due Diligence, IIT compliance, and general tax advisory projects. From March 1998 to August 2001, Mr. Wu was the Chief Officer of the Collections Division for the Nangang Branch of Harbin State Tax Bureau, where he was responsible for managing the operations of the Collections Division. Mr. Wu received a Doctorate Finance and Taxation from Xiamen University in June 2004, a Master in Finance and Taxation from Dongbei University of Finance in January 2001, and his Bachelor in Taxation from Xiamen University in July 1992.

Mr. Wang Zuoliang was hired as our interim Chief Financial Officer effective on January 25, 2007. Mr. Wang has served as Chief Accounting Officer of Harbin Renhuang Pharmaceutical Co. Ltd., our wholly-owned subsidiary, since 2005. Mr. Wang has more than 10 years experience in accounting and is familiar with our financial condition and the internal preparation of our financial statements. From 2004 to 2005, Mr. Wang served as the Chief Financial Officer of Harbin Huijiabei Food Co. Ltd. From 2001 to 2004, Mr. Wang served as the manager of the accounting department of China Resource Breweries Limited, Harbin Office. Mr. Wang Zuoliang graduated from Qiqihaer Mechanic Institute in 1994 with a bachelor degree in engineering management.

Mr. Jiang He was hired as our as special assistant to the President in 2004. In this role he is in charge of asset management, risk and crisis management, and internal audit. From 2001 to 2004, prior to joining our company, he was the vice general manager of Heilongjiang Tiansheng High Tech Co. Ltd. In this position Mr. Jiang was primarily responsible for managing projects, such as, but not limited to, Clean Coal Projects. Mr. Jiang is currently studying for his MBA from Harbin Business School, and is projected to get his MBA degree in 2007. He received his Masters degree in Industrial Economics in July, 2004, and his Bachelor degree in Management from Jilin University in 1992.

To our knowledge, none of the directors presently serve as directors of public corporations other than Renhuang Pharmaceuticals, Inc.

Board Meetings and Committees

During the fiscal year ended April 30, 2006, the Board of Directors met on numerous occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

On April 1, 2006, Mr. Shaoming and Mr. Zuoliang Wang of our Board of Directors formed an Audit Committee. Mr. Wang is no longer on the Board of Directors or Audit Committee. Mr. Andy Wu was appointed to our Board of Directors and as the Chairman of the Audit Committee effective January 25, 2007. During the six months ended October 31, 2006, the Audit Committee met on one occasion. In accordance with a written charter adopted by the Company’s Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls. In connection with the audit of our financial statements for the six months ended October 31, 2006, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the independent auditors the matters required to be discussed by SAS 61, (iii) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, (iv) discussed with the independent accountant the independent accountant’s independence, and (v) made appropriate recommendations to our Board of Directors concerning inclusion of the audited financial statements in our annual report on Form 10-K.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Compensation Committee

On April 1, 2006, Mr. Shaoming and Mr. Zuoliang Wang of our Board of Directors formed an Compensation Committee. Mr. Wang is no longer on the Board of Directors or Compensation Committee. During the six months ended October 31, 2006, the Compensation Committee met on one occasion.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not have written employment agreements with officers or directors. Our Chairman, President and CEO, Mr. Shaoming Li receives US $31,250 in annual salary and is reimbursed for out of pocket expenses. Our interim Chief Financial Officer, Mr. Wang Zuoliang, and our Secretary, Mr. Jiang He, each receive US $4,500 in annual salary and are reimbursed for out of pocket expenses.

2003 Omnibus Securities Plan

On February 28, 2003, our Board of Directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan, which was approved by our shareholders on April 11, 2003. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allowed for the award of stock and options, up to 25,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003, and the 1-for-30 reverse stock split in 2006) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan should automatically be adjusted to an amount equal to ten percent (10%) of our outstanding stock on April 30 of the immediately preceding year. As of October 31, 2006, there are no options or other financial instruments outstanding under the 2003 Omnibus Securities Plan.

We do not pay our current directors any compensation for their services.

Board Compensation

On September 16, 2006, we entered into an oral agreement with Ms. Edith Kong under which she was hired to be our interim Chief Financial Officer and appointed to the Board of Directors. On January 25, 2007, Ms. Kong resigned from her positions as interim Chief Financial Officer and a Director. At the time of her resignation we agreed to pay Ms. Kong $32,000 in cash for her services. This is the only compensation we agreed to pay Ms. Kong for her services.

There are currently no agreements with any of the directors, or director nominees for compensation. Our directors are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 26, 2007, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Shaoming Li (2)(3)	17,850,000 (4)	51.0% (4)
Common Stock	Fanrong Meng (2)	0	0%
Common Stock	Andy Wu (2)	0	0%
Common Stock	Jiang He (2)	0	0%
Common Stock	Zuoliang Wang (2)	0	0%
Common Stock	China Wealth Source Co.	4,278,000	12.22%

Common Stock	All Directors and Officers As a Group (4 persons)	17,850,000 (4)	51.0% (4)

(1)
Unless otherwise indicated, based on 35,000,181 shares of common stock issued and outstanding following the Merger. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, 150050, P.R. China.

(4)	Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible note

On October 11, 2004, we issued a secured convertible note payable totaling $125,000 to AMRES Holding, a related party partially owned and controlled by Mr. Vince Rinehart, our then Chief Executive Officer. The note was secured by substantially all of AMRES’ assets. Interest on this note was payable quarterly beginning on January 1, 2005 at 12% per annum. Pursuant to its terms, the note matured on October 11, 2006. The was convertible into our common stock at 75% of the average closing bid price for the five days preceding the date of the conversion notice. As additional consideration, we issued a warrant to AMRES Holding to purchase 250,000 shares of our common stock at $0.10 per share. The warrant was exercisable at any time between the closing date and a date which was five years from the closing date. We allocated the proceeds of the note to the note and warrants based on their relative fair values, resulted in a discount related to the warrant of $10,175. The discount was amortized over the life of the note. As the conversion feature of the note at the time of issuance was beneficial to the holder, we recorded a discount on the note of $57,413. The discount was amortized over the term of the note as interest expense. During the quarter ended July 31, 2005, the note was fully repaid, and the unamortized discount of $17,185 was immediately charged to interest expense.

On January 18, 2005, we issued a convertible note payable to a private investor totaling $55,000. We received proceeds, net of all costs and fees, in the amount of $47,980. Interest on this note is payable monthly at 10% per annum, and the note matures on June 15, 2005. The note is convertible into shares of AMRES common stock at 50% of the bid price of AMRES common stock as reported on the Pink Sheet Market for the three trading days immediately preceding the date of the conversion notice. As the conversion feature of the note at the time of issuance was beneficial to the holder, we recorded a discount on the note of $55,000. The discount is being amortized over the term of the note as interest expense. During the year ended April 30, 2005, $17,500 of this convertible note payable was converted into 2,000,000 shares of AMRES common stock. The unamortized discount amount of $7,621 at the time of conversion was immediately charged to interest expense. The convertible note payable matured on June 15, 2005 and the discount was fully amortized on the same day.

Sale and disposition of assets to related party

On December 28, 2005, a Warranty bill of Sale was executed which sold certain AMRES assets to AMRES Holding, a limited liability company partially owned by Vincent Rinehart, our then Chief Executive Officer. The sale resulted in a total loss of $110,611 to AMRES. The following described chattels and personal properties were included in the sale: 1.) Wells Fargo Bank Savings Account #690-6530787 as of 12-19-05 in the sum of $125,000.00 pledged as a collateral for Surety Bonds issued by The Hartford Insurance Company, VA; 2)166,667 shares of stock in M-GAB Development Corp and 166,667 warrant securities as fully described in warrant purchase agreement dated March 8, 2004, all of which have been fully assigned to Mr. Rinehart from Renhuang Pharmaceuticals, Inc.; 3) complete Nortel Phone system, including all software, numbers and hardware, and which AMRES Holding agrees to assume the lease/purchase contract associated with said system; 4) all websites and URL’s owned by AMRES including but not limited to loancomp.com; amres.net; americanresidentialfunding.com; amresdirect.com/net/biz; fhafunding.com; losangeleshomeloans.com; lasvegashomeloan.com; residentialfunding.com; redcarpetmortgage.com 5) any and all copyright or trademarks seller owns or claims title to, including but not limited to AMRES, American Residential Funding, the “eagle/home in red/white/blue” image, as well as all trademarks rights associated with same; 6) all lawsuits wherein American Residential funding, Inc. is the Plaintiff, including but not limited to: various small claims against Shuler, Rothwell, Qayed, Harding, Henderson, and civil suits against Herrera, Winters, Oreste.

Rinehart, is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by the Board of Directors and the majority of our voting stockholders.

On March 3, 2006, in exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in us, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking. Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated that certain Employment Agreement dated June 1, 2001; (iii) AMRES assumed all obligations under that certain real property lease by and between us and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in us, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking. In consideration for the above, Viking paid to $375,000 of which $150,000 was paid as a cash dividend to our shareholders on or about May 1, 2006 to approximately 3,026,688 shares and was equal to approximately $0.0495 per share. The balance of the funds was used to resolve all of ours and AMRES’ outstanding obligations prior to the consummation of the Securities Sale.

Rinehart is the managing member of AMRES Holding and an officer and director of AMRES. Viking does not bear a related-party relationship to us or our management. The consideration given or received for the assets was determined by arm’s length negotiations between all the parties involved.

Completion of Acquisition or Disposition of Assets

On March 3, 2006, we completed the disposition of substantially all of our assets, including but not limited to, all of our ownership interest in our subsidiary, AMRES to AMRES Holding, under control of Rinehart. Effective on September 30, 2005, the disposition was approved by written consent of a majority of our stockholders.

In exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in us, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking. Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated that certain Employment Agreement dated June 1, 2001 (iii) AMRES assumed all obligations under that certain real property lease by and between us and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in us, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking.

Rinehart is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by or Board of Directors and the majority of our voting stockholders. Viking does not bear a related-party relationship to us or our management.

The consideration given or received for the assets was determined by arm’s length negotiations between all the parties involved.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the six months ended October 31, 2006, Rotenberg & Co. LLP billed us $177,500 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable. During the fiscal years ended April 30, 2006.and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $109,352.25, and Rotenberg billed us $0.00, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the six months ended October 31, 2006, Rotenberg & Co. LLP billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements. During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $0.00, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the six months ended October 31, 2006, Rotenberg & Co. LLP billed us $0 for professional services for tax preparation. During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $0.00, and Rotenberg & Co. LLP billed us zero, respectively, for professional services for tax preparation.

All Other Fees

During the six months ended October 31, 2006, Rotenberg & Co. LLP did not bill us for any other fees. During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP and Rotenberg & Co. LLP did not bill us for any other fees.

Of the fees described above for the six months ended October 31, 2006, 100% were approved by either the entire Board of Directors or the Audit Committee. Of the fees described above for the fiscal year ended April 30, 2005, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals. Of the fees described above for the fiscal year ended April 30, 2004, 100% were approved by the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003.

3.2	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006.

3.3 (1)	Second Restated Bylaws

10.1 (2)	Common Stock Purchase Agreement dated September 19, 2005.

10.2 (2)	Securities Purchase Agreement dated September 16, 2005.

10.3 (3)	Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

10.4 (3)	Stock Purchase Agreement dated September 30, 2005.

10.5 (4)	Securities Purchase Agreement dated September 16, 2005.

10.6	Loan Agreement with Heilongjiang Yuejintiande Building and Installation Project Co.,Ltd

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2005.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 3, 2005.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 14, 2005.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: February 13, 2007		/s/ Li Shaoming
	By:	Li Shaoming
Chairman, President and
Chief Executive Officer

Dated: February 13, 2007		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2007	/s/ Andy Wu
By: Andy Wu, Director

Dated: February 13, 2007	/s/ Fanrong Meng
By: Fanrong Meng, Director

Financial Statements and Report of

Independent Certified Public Accountants

RENHUANG PHARMACEUTICALS, INC.

Six Months Ended October 31, 2006

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of October 31, 2006	F-3 - F-4

Consolidated Statement of Income for the 6 months ended October 31, 2006	F-5

Consolidated Statement of Changes in Equity for the 6 months ended October 31, 2006	F-6

Consolidated Statement of Cash Flows for the 6 months ended October 31, 2006	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-26

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Renhuang Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Renhuang Pharmaceuticals, Inc. and Subsidiaries as at October 31, 2006 and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the six months ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renhuang Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2006 and the results of its operations and its cash flows for the six months ended October 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario, Canada	Chartered Accountants
December 29, 2006	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2006
ASSETS

2006

CURRENT ASSETS
Cash and cash equivalents	$1,021,267
Accounts receivable, net (NOTE 5)	7,566,096
Inventories (NOTE 7)	622,144
Prepayments	102,474
Other receivables, net (NOTE 6)	1,143,834
Deferred expenses (NOTE 10)	115,823

TOTAL CURRENT ASSETS	10,571,638

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 8)	2,610,285

CONSTRUCTION IN PROGRESS (NOTE 9)	106,610

TOTAL ASSETS	$13,288,533

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

2006
CURRENT LIABILITIES
Accounts payables and accruals (NOTE 11)
- due to related parties	$419,910
- due to third parties	366,805
Total accounts payables and accruals	786,715
Other payables (NOTE 12)	1,699,542
TOTAL current LIABILITIES	2,486,257

TOTAL LIABILITIES	2,486,257

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001; authorized preferred shares 1,000,000	35,000
Additional Paid-in capital	6,310,822
Reserves (NOTE 14)	847,133
Retained earnings	3,557,445
Accumulated other comprehensive income	51,876
TOTAL STOCKHOLDERS' EQUITY	10,802,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,288,533

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

SALES	$12,247,489

COST OF SALES	6,143,277

GROSS PROFIT	6,104,212

SELLING AND DISTRIBUTION EXPENSES	299,484

ADVERTISING	677,390

GENERAL AND ADMINISTRATIVE EXPENSES	478,211

RESEARCH AND DEVELOPMENT	121,272

DEPRECIATION AND AMORTIZATION	131,760

INCOME FROM OPERATIONS	4,396,096

OTHER INCOME	8,482

INCOME BEFORE INCOME TAXES	4,404,578

INCOME TAXES	--

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	4,404,578

NET INCOME PER COMMON SHARE BASIC AND FULLY DILUTED	0.125

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,000,181

The accompanying notes are an integral part of the financial statement

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

				Retained
		Additional		Earnings/	Accumulated
	Common	Paid-in		(Accumulated	comprehensive	Total
	Stock	capital	Reserves	Loss)	income	equity
Balance at May 1, 2006	13,355	17,375,011	--	(17,388,366)	--	--

Increased Common Stocks due to Reverse Merger	21,645	--	--	--	--	21,645

Additional Paid-in Capital for the year
-- Cash	--	3,680,577	--	--	--	3,680,577
-- Property, Plan and Equipment	--	2,665,245	--	--	--	2,665,245

Adjustment of Paid-in Capital on reverse merger consolidation	--	(17,410,011)	--	--	--	(17,410,011)

Transferred on retained earnings (accumulated loss) of shell company to additional paid-in capital on reverse merger consolidation	--	--		17,388,366		17,388,366

Net income for the year	--	--	--	4,404,578	--	4,404,578

Transfer to reserves	--	--	847,133	(847,133)	--	--

Close on retained earnings of shell company	--	--	--	17,388,366	--	17,388,366

Other comprehensive income
- foreign currency translation	--	--	--	--	51,876	51,876

Balance at October 31, 2006	$35,000	$6,310,822	$847,133	$3,557,445	$51,876	$10,802,276

The accompanying notes are an integral part of financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,404,578
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	131,760
Changes in operating assets and liabilities:
Account receivable, net	(7,566,096)
Inventories	(622,144)
Prepayments	(102,474)
Other receivables, net	(1,143,834))
Deferred expenses	(115,823)
Accounts payable and accruals
-- Due to related parties	419,910
-- Due to third parties	366,805
Other payables	1,699,542
NET CASH USED IN OPERATING ACTIVITIES	(2,527,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(76,800)
Construction in Progress	(106,610)
NET CASH USED IN INVESTING ACTIVITIES	$(183,410)

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

STATEMENT OF CASH FLOW (CONTINUED)
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase of Paid-In Capital	$3,680,577

NET CASH FROM FINANCING ACTIVITIES	3,680,577

NET CHANGE IN CASH AND CASH EQUIVALENTS	969,391

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51,876

Cash and cash equivalents, beginning of period	--

Cash and cash equivalents, end of period	$1,021,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING INFORMATION:	2006

Property, plant and equipment received from shareholders as
part of paid-in capital	$2,665,245

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

1. REORGNIZATION TRANSACTIONS

On August 11, 2006 the Company performed a one for thirty reverse stock split, rounded up to the nearest whole share.

On September 7, 2006 the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island on January 18, 2006, (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China on February 15, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company's common stock, par value $0.001 per share (the ``Common Stock'') to the BVI's stockholders, representing 85% of the Company's capital stock on a fully diluted basis after taking into account the contemplated transaction. This transaction is referred to throughout this report as the “Merger”.

The Merger agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2006 and is incorporated herein by reference. The foregoing description of the Merger and the transactions contemplated thereby do not purport to be complete and are qualified in their entireties to the Merger agreement.

On August 31, 2006, the Company's Board of Directors approved the Merger.

Upon closing of the Merger, BVI became a wholly owned subsidiary of the Company.
After giving effect to the Merger and the rounding up of shares after reverse stock split on August 11, 2006, the Company has 35,000,181 common shares issued reverse and outstanding and the former stockholders of BVI own approximately 85% of the issued and outstanding Common Stock of the Company. Accordingly, the Merger represents a change in control of the Company.

On May 1, 2006, principal revenue producing activities in Harbin Renhuang Pharmaceuticals Stock Co., Ltd, the predecessor company, have been transferred to Renhuang China at the carrying amounts of the transferor.

On December 5, 2006, the Company’s Board of Directors approved a change in the Company’s fiscal year end from April 30 to October 31, effective as of October 31, 2006.

For accounting purposes, the Merger has been accounted for as a recapitalization with the Company as the accounting acquiree and the BVI as the accounting acquirer. Upon effectiveness of the Merger, Renhuang China's business plan became the business plan of the Company.

2. ORGANIZATION AND PRINCIPAL ACTIVITIES

Renhuang Pharmaceuticals, Inc., (“Renhuang”) or the (“Company”) was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, the Company has undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, Anza Capital, Inc. and finally on July 28, 2006 the Company changed its name to Renhuang Pharmaceuticals, Inc.

On March 3, 2006 the Company discontinued its operations and became a “shell” company.

Shares of the Company's Common Stock are trading on the NASD-Over the Counter (OTC) Bulletin Board Market under the symbol RHGP.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refer to the combined Renhuang Pharmaceuticals, Inc. entity.

The subsidiary company Harbin Renhuang Pharmaceuticals Co., Ltd (“the subsidiary”) is incorporated at Harbin City in the People’s Republic of China (“the PRC” or “China”) in 1996. The subsidiary is principally engaged in production and sales of nutraceutical and bio-pharmaceutical products including tablets, drinks and health food. The subsidiary’s extensive sales network covers various provinces, cities, and counties throughout China.

The products are made in the two plant facilities located at Harbin City with specialized machinery under stringent cleanliness and hygienic processes.

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

The economy of PRC differs significantly from the economies of the “western” industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of Laws, and enforcement of existing laws may be uncertain and sporadic.

The Company’s operating assets and primary sources of income and cash flows are of interests in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable from customers and other receivables. Cash and cash equivalents are maintained with major banks in the PRC. The company and other public business activity is primarily with customers in the PRC.

Any devaluation of the Renminbi (RMB) against the United States dollar would consequently have adverse effects on the Company’s financial performance and asset values when measured in terms of the United States dollar. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company’s earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB - United States dollar exchange rate exposure.

3. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Harbin Renhuang Pharmaceutical Company Limited and Harbin Renhuang Pharmaceutical Co. Ltd. and are prepared in accordance with generally accepted accounting principles of the United States of America.

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. An account is considered past due after ninety (90) days from the invoice date. The allowance on the doubtful accounts was nil as at October 31, 2006.

C. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss, if material, to reduce the computed weighted average cost if it exceeds the net realizable value.

D. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

The Company recognizes depreciation of its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets based on their costs less 5% residual value. The useful lives for property, plant and equipment are estimated as follows:

Plant and machinery	10 years
Office equipment and furnishings	5 to10 years
Motor vehicles	5 to10 years

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, accounts receivables, other receivables, accounts payable, other receivables and accrued expenses and debts, approximates their fair value at October 31, 2006 due to the relatively short-term nature of these instruments.

F. CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

G. INCOME TAXES

The Company accounts for income tax under the provisions of Statements of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the Company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a “valuation allowance” for any deferred tax assets where it is more likely than not that the asset will not be realized.

In accordance with the relevant income tax laws applicable to wholly foreign owned enterprises (WFOE) operating in PRC, the profits of the Company are fully exempt from income tax for two years (“tax holiday”), commencing from the first profit making year of operations, followed by a 50% exemption for the immediate next three years (“tax preferential period”), after which the profits of the Company will be taxable at the full rate, currently 15%.

Had this tax holiday not been available, income tax expense would have increased by approximately US$1,450,000 for the year ended October 31, 2006.

H. RELATED PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

I. IMPAIRMENT OF LONG-TERM ASSETS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of October 31, 2006, management expects its long-lived assets to be fully recoverable.

J. FOREIGN CURRENCY TRANSLATION

The company maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency.

Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses if any, are included in the determination of net income (loss) for the period.

In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the transaction, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The Foreign exchange rate between the RMB and the United States dollar on October 31, 2006 and the average through May 1 to October 31, 2006 are:

2006

Balance Sheet- Year end RMB : US$ exchange rate	7.8792:1
Operating Statement: Average yearly RMB : US$ exchange rate	7.9720:1

K. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant Estimates primarily related to the realizable value of accounts receivable, inventories, and theuseful lives of plant and equipment. Actual results when ultimately realized could differ from those estimates.

L. REVENUE RECOGNITION

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Renhuang generally recognizes products sales when the product is shipped. In the current period, no returns of any significance have occurred.

The Company provides a rebate to the sales agents as an incentive plan. The rebate rate is setup for each product. When revenue is recognized, the revenue is reduced by the amount of rebate. On average, the rebate rate is 17% of gross revenue.

In accordance with the provisions of Staff Accounting Bulletin No. 104, revenue is recognized when merchandise is shipped, title passes to the customer and collectibility is reasonably assured.

M. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable

N. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales. R&D for this period is $121,272.

O. ADVERTISING

Advertising costs consist primarily of promoting the Company and the Company’s products through printed advertisements in trade publications and television. Advertising costs are expensed as incurred. They are separately disclosed in income statements.

P. CLASSIFICATION OF OPERATING COSTS AND EXPENSES

The Company records its operating costs and expenses generally with the following classifications:

Cost of Goods Sold
Cost of goods sold consists primarily of raw materials, direct labor and manufacturing overhead. Manufacturing overhead includes an allocation of purchasing and receiving costs, inspection fees, warehousing utilities, supplies, factory and equipment repairs and maintenance, safety equipment and supplies, packing materials, and loading fees.

Selling Expenses
Selling expenses includes primarily of transportation and freight charges of delivering to customers, travel and entertainment, maintenance, payroll for sales staff, payroll taxes and benefits, advertising and promotion, telephone and utilities, insurance, sales commissions and exports fees.

General and Administrative Expenses
General and administrative expenses includes primarily of general office expenses, travel and entertainment, transportation, administrative payroll, payroll taxes and benefits, maintenance, telephone, utilities, printing, professional fees, continuing education, licenses and fees.

Q. SEGMENTS

No business segment analysis is provided for the year ended October 31, 2006, as no revenue and no income from operations is attributable to the segment other than sales of pharmaceutical products.

Further, no geographical segment analysis is provided for the year ended October 31, 2006, as no revenue and no income from operations is attributable to the segment other than the Mainland China.

R. EARNINGS PER SHARE

Basic and diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period since the Company does not have any stock options, warrants or other dilutive instruments. The weighted average outstanding common shares reflect the effects of the share exchange transaction and reverse stock split as described in Note 1.

S. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $51,876, which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the period ended October 31, 2006 was $4,456,454.

T. RECENT PRONOUNCEMENTS

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after March 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We do not believe that the adoption of this FSP will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended October 31, 2007. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended

October 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended October 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Renhuang is currently evaluating the impact the adoption of this statement could have on is financial condition, results of operations or cash flows.

5. ACCOUNTS RECEIVABLE

The Company's accounts receivable as at October 31, 2006 are summarized as follows:

2006

Accounts receivable	$7,566,096
Less: Allowance for doubtful accounts	0
Accounts receivable, net	$7,566,096

6. OTHER RECEIVABLES

The principal balance is a short-term loan receivable of $1,142,248 due from a third party company. The company charge interest rate on the loan at a rate of 6.8% annually. The loan was advanced on October 9, 2006, and all has been repaid subsequent to October 31, 2006.

7. INVENTORIES

The Company's inventories at October 31, 2006 are summarized as follows:

2006

Raw materials	$569,349
Finished goods	52,795
$622,144

Raw material is mainly comprised of Chinese herbs, herbal related ingredients and packing materials, and they were for manufacturing the products such as tablets and drinks.

The Company does not have obsolete inventories as of October 31, 2006.

8. PROPERTY, PLANT AND EQUIPMENT

2006
Cost:-
Plant and machinery	$2,718,407
Office equipment and furnishings	3,966
Motor vehicles	19,672
2,742,045

Less: Accumulated depreciation:-
Plant and machinery	131,405
Office equipment and furnishings	44
Motor vehicles	311
131,760

Net book value	$2,610,285

Depreciation expenses relating to property, plant and equipment were $131,760 for the year ended October 31, 2006.

9. CONSTRUCTION IN PROGRESS

The balance of construction in progress of a warehouse is $106,610. Pursuant to the contract, the project was supposed to be complete by October, 2006, however, due to severe weather conditions, the completion date of the above project has been delayed.

10. DEFERRED EXPENSES

The deferred expenses are related to the cost of reverse merger as disclosed in Note 1 and related to financing, which is disclosed in Note 18 subsequent event.

11. ACCOUNTS PAYABLES

The amount of $419,910 is payable to a related party on the purchase of plant raw materials. This payable balance is also the largest account payable item, which is accounted for 66% of the total balance. The price is equal to the cost when the related party purchases the above plant raw materials.

Another account payable balance over 10% is $93,664, or 15% of the total balance.

The suppliers from whom the purchased amount is over 10% of the total purchase are listed as:

Supplier A:	$1,327,211	30%

Supplier B:	$ 691,232	12%

Supplier C:	$ 586,537	10%

12. OTHER PAYABLE

The balance includes sales rebate payable of $1,031,101, VAT payable of $419,121, professional fee payable $125,000, and payroll payable $124,320 as of October 31, 2006

13. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the year of 2006 and 2007, the Company was granted tax holiday and concession and is entitled to full exemption from corporation income taxes up to December 2007. From 2008 onwards, the Company also receives a special income tax rate of 15% as it is wholly foreign owned company where there is tax exemption for certain enterprises.

14. RESERVES

The reserve funds are comprised of the following:

2006

Statutory surplus reserve fund	$564,756
Public welfare fund	282,377
$847,133

Pursuant to the relevant laws and regulations of the PRC, the profits of the Company, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses of previous years, and made appropriations to reserve funds, as determined by the Board of Directors in accordance with the PRC accounting standards and regulations.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, companies are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, it may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

15. RELATED PARTY TRANSACTIONS

The Company had the following significant related party transactions during the years:

■
Machinery and equipment of $2,665,245 was transferred from Harbin Renhuang Pharmaceutical Stock Co. Ltd., with which the Company is under the common control, as part of the paid - in capital of the Company. The machinery and equipment were transferred at the carrying amounts of the transferor. The value of paid-in capital was appraised at its original cost minus accumulated depreciation.

■
The Company purchased raw material from Harbin Renhuang Pharmaceutical Stock Co. Ltd., at an amount of $419,910. The price is fair value as it is the same price as they were originally purchased from a third party.

■
The Company rented property and plant from Harbin Renhuang Pharmaceutical stock Co. Ltd. The lease term is from May 1, 2006 to April 30, 2007, with monthly rental payment $439,037. The rental is fair value as appraised by a third party property company.

16. COMMITMENTS AND CONTINGENCIES

A. CAPITAL AND LEASE COMMITMENTS

As of October 31, 2006, the Company has the following significant capital and lease commitments outstanding:

■
The Company rented property and plant from Harbin Renhuang Pharmaceutical stock Co. Ltd. The lease term is from May 1, 2006 to April 30, 2007, with monthly rental payment $439,037. The rental is fair value as appraised by a third party property company.

B. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company.

17. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company faces a number of risks and challenges since its operations are in the PRC. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

18. SUBSEQUENT EVENT

As further described in Note 1, Renhuang Pharmaceuticals, Inc., consummated a Reverse Merger on September 7, 2006. As a continuation thereof, the Company is currently in negotiations with various investors regarding financing up to $20 million dollars and it is anticipated that the Company will consummate a finance transaction with one or more of them in the near future.

19. COMPARATIVE FINANCIAL INFORMATION

The comparative numbers are results of operations of Harbin Renhuang Pharmaceutical Stock Co. Ltd. from May 1 to October 31, 2005, which has been disclosed in Note 1 reorganization transactions.

RENHUANG PHARMACEUTICALS, INC

BALANCE SHEET
AS OF OCTOBER 31, 2005

2005
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,439,402
Trade receivables, net	4,055,648
Inventories	3,513,323
Prepayments	442,826
Other receivables, net	377,209

TOTAL CURRENT ASSETS	11,828,408

LAND USE RIGHTS	137,581

PROPERTY, PLANT AND EQUIPMENT, NET	11,656,657

TOTAL ASSETS	$23,622,646

RENHUANG PHARMACEUTICALS, INC

BALANCE SHEET
AS OF OCTOBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

2005
(Unaudited)
CURRENT LIABILITIES
Accounts payables and accruals	$1,513,526
Advance from customers	146,515
Bank loans	2,478,929
Other payables	4,475,750
--Due to a director	756,350
TOTAL current LIABILITIES	9,371,070

NON-CURRENT LIABILITIES
Long-term bank loan	3,718,394

TOTAL LIABILITIES	13,089,464

STOCKHOLDERS' EQUITY
Register capital	9,665,922
Reserves	1,237,023
Retained earnings (Deficit)	- 595,508
Accumulated other comprehensive income	225,745
TOTAL STOCKHOLDERS' EQUITY	10,533,182

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,622,646

RENHUANG PHARMACEUTICALS, INC

STATEMENT OF INCOME
FOR THE 6 MONTHS ENDED OCTOBER 31, 2005

2005
(Unaudited)
SALES	$11,721,151

COST OF SALES	4,721,296

GROSS PROFIT	7,000,455

SELLING AND DISTRIBUTION EXPENSES	2,118,370

ADVERTISING	1,119,972

GENERAL AND ADMINISTRATIVE EXPENSES	628,741

DEPRECIATION AND AMORTIZATION	459,752

RESEARCH AND DEVELOPMENT	647,391

INCOME/(LOSS) FROM OPERATIONS	2,026,229

FINANCE COST	252,420

OTHER COST	4,433

INCOME BEFORE INCOME TAXES	1,769,376

INCOME TAXES	--

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	1,769,376

RENHUANG PHARMACEUTICALS, INC

STATEMENT OF CASH FLOW
FOR THE 6 MONTHS ENDED OCTOBER 31, 2005

2005
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,769,376
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	459,752
Changes in operating assets and liabilities:
Trade receivables, net	(2,389,761)
Inventories	(329,119)
Prepayments	(68,072)
Other receivables, net	(377,209)
Accounts payable and accruals	(116,812)
Advance from customers	60,605
Other payables	(328,533)
NET CASH FROM OPERATING ACTIVITIES	(1,319,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(503,845)

NET CASH FROM IN INVESTING ACTIVITIES	$(503,845)

RENHUANG PHARMACEUTICALS, INC

STATEMENT OF CASH FLOW (CONTINUED)
FOR THE 6 MONTHS ENDED OCTOBER 31, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Inception of bank loans, net	4,143,315
Due from/(to) a director	756,350

NET CASH FROM FINANCING ACTIVITIES	4,647,245

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,823,627

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	45,964

Cash and cash equivalents, beginning of period	569,811

Cash and cash equivalents, end of period	$3,439,402

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$252,420

Income taxes paid	$--