Form 10-K/A
period 2006-10-31
RENHUANG PHARMACEUTICALS INC
filed 2007-02-22
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended Form 10-K/A

[ ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________________________

OR

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes X  No_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _______  Accelerated filer ________  Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  __ No  X

Aggregate market value of the voting stock held by non-affiliates: $48,656,844 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 12,872,181 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

Applicable Only to Corporate Registrants

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

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

PART I

Explanatory Note

Renhuang Pharmaceuticals, Inc. has restated its Transition Report on Form 10-K. This Transition Report is for the six months ended October 31, 2006, and was originally filed with the Commission on Form 10-K on February 13, 2007. The primary purpose of this amendment is to revise the consolidated financial statements to: i) reflect additional general and administrative expenses; and ii) reclassify sales rebates as a reduction from sales instead of as a selling expense for the 2005 period as disclosed in Note 19 of the financial statements. These revisions are discussed further in Note 20 to the financial statements. Based on these revisions to the financial statements numerous corresponding revisions were made in the Transition Report, primarily to Part II, Item 6 (Selected Financial Data), and Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation). References throughout this Transition Report are accurate as of the date originally filed. We have not undertaken to update all of the information in this Transition Report, only the information relevant to the above-mentioned revisions.

This Transition Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

Products

Our medical product portfolio is divided into three different categories:

1.  Acanthopanax medical products - 53%*

2.  Shark Power Healthcare products, and - 12%*

3.  Traditional medical products. - 35%*

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

•
Animal studies showed Siberian ginseng helped fight against toxic chemicals and exposure to harmful levels of radiation. A 1992 Russian study showed that Siberian ginseng reduced the occurrence of tumors in rats when exposed to radiation. Another Russian study showed that women undergoing radiation for had a significant reduction of side effects when given Siberian ginseng.

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

Customers

We have several thousand customers and no customer accounts for more than 5% of total sales or of any product group.

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

Our operations in China are conducted out of our offices located at No. 281 Taiping Road, Taiping District Harbin, Heilongjiang Province, 150050, P.R. China. These offices are owned by Old Renhuang and we rent the space pursuant to a one year lease. We currently lease a total of 105,416 square feet, with approximately 15,000 square feet used for executive offices and approximately 90,000 square feet used for production and inventory.

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

	Bid Prices (1)
Quarter Ended	High	Low

July 31, 2004	8.40	3.45
October 31, 2004	5.10	1.80
January 31, 2005	3.60	1.80
April 30, 2005	3.90	1.50

July 31, 2005	3.90	1.20
October 31, 2005	2.70	1.20
January 31, 2006	1.20	0.90
April 30, 2006	4.50	0.60

July 31, 2006	1.80	1.20
October 31, 2006	5.25	0.30
January 31, 2007	3.97	1.85

(1) Bid prices reflect 1-for-30 reverse stock split in 2006.

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

ITEM 6 - SELECTED FINANCIAL DATA

Renhuang Pharmaceuticals, Inc.	For the six months ended October 31,		For the fiscal years ended April 30, (in 000s)
	2006	2005 (1)	2006 (2)	2005 (2)	2004 (2)
Statement of Operations Data:
Total revenues	$12,247,489	9,898,073	N/A	N/A	N/A
Total cost of revenue	6,143,277	4,721,296	N/A	N/A	N/A
Gross profit	6,104,212	5,176,777	N/A	N/A	N/A

Total operating expenses	1,887,480	3,151,148	N/A	N/A	N/A
Operating income (loss)	4,216,732	2,025,629	-	-	-

Income (loss) from discontinued operations	N/A	N/A	879	(3,528)	(1,123)

Other Income	8,482	-

Income (loss) from continuing operations	4,225,214	2,025,629	-	-	-

Net income (loss)	4,225,214	1,768,776	877	(3,580)	(1,123)

Net income (loss) per common share from continuing operations	0.121	N/A	0	-	-

Net income (loss) per common share from discontinued operations	N/A	N/A	0.12	(0.73)	(0.24)

Net income (loss) per basic common share	0.121	N/A	0.12	(0.73)	(0.23)

Balance Sheet Data:

Current assets	$10,571,637	11,828,408	0	9,546	7,903
Total assets	13,288,532	23,622,646	0	9,777	8,269

Current liabilities	2,663,757	9,371,070	0	10,510	7,796
Total liabilities	2,663,757	13,089,464	0	10,510	7,796
Total stockholders’ equity (deficit)	10,624,775	10,533,182	0	(732)	473

Total dividends per common share	-	-	-	-	-

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

On May 1, 2006, Harbin Renhuang Pharmaceutical Stock Co. Ltd., (“Old Renhuang”) transferred the majority of its operating assets to Renhuang China, with the exception of the buildings Old Renhuang owns (including where we rent our office space and production facilities), and Old Renhuang’s account receivables, inventories and other assets with zero or insignificant value. The principal business activities of Renhuang remained unchanged. On March 3, 2006 Renhuang Medicine for Animals Co. Ltd. a company controlled by Mr. Li Shaoming, invested 25 million RMB (about US $3.3 million) in cash in Renhuang China.

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

Six Month Transitional Period Ended October 31, 2006 Compared to Six Months Ended October 31, 2005 (Unaudited)

Introduction

From May 1, 2006 through October 31, 2006, we generated $12,247,489 in revenues on cost of sales of $6,143,277. With these revenues and cost of sales for the six months ended October 31, 2006, we had a net income from operations of $4,225,214, and a net income attributable to shareholders of $4,225,214. As noted above, we acquired the majority of our current operations from Old Renhuang. For the six months ended October 31, 2005, Old Renhuang had revenues of $9,898,073, on cost of sales of $4,721,296. With these revenues and costs of sales Old Renhuang had a net income from operations of $2,025,629 and a net income attributable to shareholders of $1,768,776.

Revenues, Expenses and Loss from Operations

	Six Months Ended October 31, 2006	Six Months Ended October 31, 2005 (Old Renhuang - Unaudited)

Revenue	$12,247,489	$9,898,073
Cost of Sales	6,143,277	4,721,296
Selling and Distribution Expenses	299,484	295,292
Advertising Expenses	677,390	1,119,972
General and Administrative Expenses	657,574	628,741
Research and Development	121,272	647,391
Depreciation and Amortization	131,760	459,752
Other Cost (Income)	(8,482)	256,853
Net Income (Loss)	$4,225,214	$1,768,776

Revenues

Our revenues of $12,247,489 increased by over 23% when compared to Old Renhuang’s revenues from the same period one year ago of $9,898,073. Due to the fact the six months ended October 31, 2006 was our first period with our current operations and we only conducted those operations from May 1, 2006 through October 31, 2006 our revenues of $12,247,489 may not be indicative of the revenues from these operations in future periods. Until we have conducted our current operations for several periods it is difficult to project our revenues for future periods. Our revenues for the six months ended October 31, 2006 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales

Our cost of sales for the six months ended October 31, 2006, were $6,143,277 and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $4,721,296, representing approximately 50% of sales in both cases.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the six-month period ended October 31, 2006, our selling and distribution expenses were $299,484, compared to Old Renhuang’s selling and distribution expenses of $295,292. Our selling and distribution expenses are comparable to Old Renhuang’s from one year ago.

Advertising Expenses

For the six months ended October 31, 2006, we had advertising expenses of $677,390. These advertising expenses were primarily related to the advertising of Acanthophanax. Old Renhuang’s advertising expenses were $1,119,972 for the same period one year ago.

General and Administrative Expenses

Our general and administrative expenses were $657,574 for the six-month period ended October 31, 2006, comparable to $628,741 during the same period one year ago for Old Renhuang. Of our current $657,574 general and administrative expenses, the primary expenses were as follows: $304,363 for professional fees, $73,915 for traveling expenses, $228,496 for payroll, and $39,979 for office expenses.

Research and Development

For the six months ended October 31, 2006, we spent $121,272 on research and development compared to $647,391 for Old Renhuang during the same period one year ago. Our research and development expenses were significantly less for us when compared to Old Renhuang during the same period due to the fact $647,391 paid by Old Renhuang was carried over as paid and that research is being used by us in our operations.

Depreciation and Amortization

We had depreciation and amortization expenses of $131,760 for the six months from May 1, 2006 to October 31, 2006, which included machinery, equipment and vehicles. This is compared to $459,752 for Old Renhuang for the same period one year ago, which included depreciation on buildings that were not transferred to the Company.

Net Income (Loss) from Operations

Our net income for the six months ended October 31, 2006, was $4,225,214, which increased by over 138% when compared to $1,768,776 for Old Renhuang for the same period one year ago. This increase in net income compared to Old Renhuang for the same period one year ago is primarily due to a significant increase in sales and decrease in our expenses for the six months ended October 31, 2006, as discussed above.

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of October 31, 2006 and 2005, respectively, are as follows:

	October 31, 2006	October 31, 2005 (Old Renhuang - Unaudited)

Cash and Cash Equivalents	$1,021,267	$3,439,402
Total Current Assets	10,571,637	11,828,408
Total Assets	13,288,532	23,622,646
Total Current Liabilities	2,663,757	9,371,070
Total Liabilities	$2,663,757	$13,089,464

Sources and Uses of Cash

Operations

Net cash used in operating activities was ($2,529,639) for the six months ended October 31, 2006, compared to ($1,320,373) for Old Renhuang for the six months ended October 31, 2005. Our cash from operating activities for the current six month period was primarily ($7,566,096) in net trade receivables, ($622,144) in inventories, ($1,143,834) in other net receivables, $786,715 in total accounts payables and accruals, and $1,877,042 in other payables.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants	F-2

Revised Consolidated Balance Sheet as of October 31, 2006	F-3

Revised Consolidated Statement of Income for the 6 months ended October 31, 2006	F-5

Revised Consolidated Statement of Changes in Stockholders’ Equity for the 6 months ended October 31, 2006	F-6

Revised Consolidated Statement of Cash Flows for the 6 months ended October 31, 2006	F-7

Notes to Revised Consolidated Financial Statements	F-9

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, subsequent to October 31, 2006, in addition to working with our independent auditors, we accepted the resignation of our Chief Financial Officer on January 25, 2007, appointed an interim Chief Financial Officer that is familiar with our operations and generally accepted accounting principals, and we are conducting a search for new permanent Chief Financial Officer. In conjunction with the hiring of a new Chief Financial Officer we will reassess our internal control structure and procedures for financial reporting to ensure they are sufficient.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the six months ended October 31, 2006, Rotenberg & Co. LLP billed us $172,500 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable. During the fiscal years ended April 30, 2006.and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $109,352.25, and Rotenberg billed us $0.00, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the six months ended October 31, 2006, Schwartz Levitsky Feldman LLP billed us $125,000 in fees for the audit of our financial statements and Rotenberg & Co. LLP billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements. During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $0.00, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Certified Public Accountants	F-2

Revised Consolidated Balance Sheet as of October 31, 2006	F-3

Revised Consolidated Statement of Income for the 6 months ended October 31, 2006	F-5

Revised Consolidated Statement of Changes in Stockholders’ Equity for the 6 months ended October 31, 2006	F-6

Revised Consolidated Statement of Cash Flows for the 6 months ended October 31, 2006	F-7

Notes to Revised Consolidated Financial Statements	F-9

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

Renhuang Pharmaceuticals, Inc.

Dated: February 21, 2007		/s/ Li Shaoming
	By:	Li Shaoming
Chairman, President and
Chief Executive Officer

Dated: February 21, 2007		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 21, 2007	/s/ Andy Wu
By: Andy Wu, Director

Dated: February 21, 2007	/s/ Fanrong Meng
By: Fanrong Meng, Director

Financial Statements and Report of

Independent Certified Public Accountants

RENHUANG PHARMACEUTICALS, INC.

Six Months Ended October 31, 2006

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

REVISED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Revised Consolidated Balance Sheet as of October 31, 2006	F-3 - F-4

Revised Consolidated Statement of Income for the 6 months ended October 31, 2006	F-5

Revised Consolidated Statement of Changes in Equity for the 6 months ended October 31, 2006	F-6

Revised Consolidated Statement of Cash Flows for the 6 months ended October 31, 2006	F-7 - F-8

Notes to Revised Consolidated Financial Statements	F-9 - F-26

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Renhuang Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Renhuang Pharmaceuticals, Inc. and Subsidiaries as at October 31, 2006 and the related revised consolidated statements of income, revised cash flows and changes in stockholders’ equity for the six months ended October 31, 2006. These revised consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audit.

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

In our opinion, these revised consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renhuang Pharmaceuticals, Inc. and Subsidiaries as of October 31, 2006 and the results of its operations and its cash flows for the six months ended October 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

“Schwartz Levitsky Feldman LLP”

Toronto, Ontario, Canada	Chartered Accountants
December 29, 2006 except for Note 20	Licensed Public Accountants
as to which the date is February 19, 2007

    1167 Caledonia Road
    Toronto, Ontario M6A 2X1
    Tel: 416 785 5353
    Fax: 416 785 5663

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

REVISED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2006
ASSETS

2006

CURRENT ASSETS
Cash and cash equivalents	$1,021,267
Accounts receivable, net (NOTE 5)	7,566,096
Inventories (NOTE 7)	622,144
Prepayments	102,473
Other receivables, net (NOTE 6)	1,143,834
Deferred expenses (NOTE 10)	115,823

TOTAL CURRENT ASSETS	10,571,637

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 8)	2,610,285

CONSTRUCTION IN PROGRESS (NOTE 9)	106,610

TOTAL ASSETS	$13,288,532

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

REVISED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

2006
CURRENT LIABILITIES
Accounts payables and accruals (NOTE 11)
- due to related parties	$419,910
- due to third parties	366,805
Total accounts payables and accruals	786,715
Other payables (NOTE 12)	1,887,042
TOTAL current LIABILITIES	2,663,757

TOTAL LIABILITIES	2,663,757

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001; authorized preferred shares 1,000,000	35,000
Additional Paid-in capital	6,310,822
Reserves (NOTE 14)	847,133
Retained earnings	3,378,081
Accumulated other comprehensive income	53,739
TOTAL STOCKHOLDERS' EQUITY	10,624,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,288,532

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

REVISED CONSOLIDATED STATEMENT OF INCOME
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

SALES	$12,247,489

COST OF SALES	6,143,277

GROSS PROFIT	6,104,212

SELLING AND DISTRIBUTION EXPENSES	299,484

ADVERTISING	677,390

GENERAL AND ADMINISTRATIVE EXPENSES	657,574

RESEARCH AND DEVELOPMENT	121,272

DEPRECIATION AND AMORTIZATION	131,760

INCOME FROM OPERATIONS	4,216,732

OTHER INCOME	8,482

INCOME BEFORE INCOME TAXES	4,225,214

INCOME TAXES	--

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	4,225,214

NET INCOME PER COMMON SHARE - BASIC AND FULLY DILUTED	0.121

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,000,181

The accompanying notes are an integral part of the financial statement

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

REVISED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

				Retained
		Additional		Earnings/	Accumulated
	Common	Paid-in		(Accumulated	comprehensive	Total
	Stock	capital	Reserves	Loss)	income	equity
Balance at May 1, 2006	13,355	17,375,011	--	(17,388,366)	--	--

Increased Common Stocks due to Reverse Merger	21,645	--	--	--	--	21,645

Additional Paid-in Capital for the year
-- Cash	--	3,680,577	--	--	--	3,680,577
-- Property, Plant and Equipment	--	2,665,245	--	--	--	2,665,245

Adjustment of Paid-in Capital on reverse merger consolidation	--	(17,410,011)	--	--	--	(17,410,011)

Transferred on retained earnings (accumulated loss) of shell company to additional paid-in capital on reverse merger consolidation	--	--		17,388,366		17,388,366

Net income for the year	--	--	--	4,225,214	--	4,225,214

Transfer to reserves	--	--	847,133	(847,133)	--	--

Other comprehensive income
- foreign currency translation	--	--	--	--	53,739	53,739

Balance at October 31, 2006	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

The accompanying notes are an integral part of financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

REVISED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,225,214
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	131,760
Changes in operating assets and liabilities:
Account receivable, net	(7,566,096)
Inventories	(622,144)
Prepayments	(102,473)
Other receivables, net	(1,143,834)
Deferred expenses	(115,823)
Accounts payable and accruals
-- Due to related parties	419,910
-- Due to third parties	366,805
Other payables	1,877,042
NET CASH USED IN OPERATING ACTIVITIES	(2,529,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(76,800)
Construction in Progress	(106,610)
NET CASH USED IN INVESTING ACTIVITIES	$(183,410)

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

REVISED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006

2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase of Paid-In Capital	$3,680,577

NET CASH FROM FINANCING ACTIVITIES	3,680,577

NET CHANGE IN CASH AND CASH EQUIVALENTS	967,528

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	53,739

Cash and cash equivalents, beginning of period	--

Cash and cash equivalents, end of period	$1,021,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:	2006

Property, plant and equipment received from shareholders as part of paid-in capital	$2,665,245

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
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

In accordance with the relevant income tax laws applicable to wholly foreign owned enterprises (WFOE) operating in PRC, the profits of the Company are fully exempt from income tax for two years (“tax holiday”), commencing from the first profit making year of operations, followed by a 50% exemption for the immediate next three years (“tax preferential period”), after which the profits of the Company will be taxable at the full rate, currently 33%.

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

K. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily related to the realizable value of accounts receivable, inventories, and the useful lives of plant and equipment. Actual results when ultimately realized could differ from those estimates.

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

S. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $53,739, which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the period ended October 31, 2006 was $4,278,953.

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

6. OTHER RECEIVABLES

The principal balance is a short-term loan receivable of $1,142,248 due from a third party company. The Company charges interest on the loan at a rate of 6.8% annually. The loan was advanced on October 9, 2006, and has been repaid subsequent to October 31, 2006.

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

9. CONSTRUCTION IN PROGRESS

The balance of construction in progress of a warehouse is $106,610. Pursuant to the contract, the project was supposed to be complete by October, 2006, however, due to severe weather conditions, the completion date of the above project has been delayed. The estimated cost to complete the project is $171,337.

10. DEFERRED EXPENSES

The deferred expenses are related to the cost of reverse merger as disclosed in Note 1 and related financing, which is disclosed in Note 18 subsequent event.

11. ACCOUNTS PAYABLES

The amount of $419,910 is payable to a related party on the purchase of plant raw materials. This payable balance is also the largest account payable item, which is accounted for 66% of the total balance. The price is equal to the cost when the related party purchases the above plant raw materials.

Another account payable balance over 10% is $93,664, or 15% of the total balance.

The suppliers from whom the purchased amount is over 10% of the total purchase are listed as:

Supplier A:	$1,327,211	30%
Supplier B:	$691,232	12%
Supplier C:	$586,537	10%

12. OTHER PAYABLES

The balance includes sales rebate payable of $1,031,101, VAT payable of $419,121, professional fee payable $302,500, and payroll payable $124,320 as of October 31, 2006.

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

19. COMPARATIVE FINANCIAL INFORMATION

As disclosed in Note 1 - reorganization transactions, the Company acquired Harbin Renhuang Pharmaceutical Company Limited and its wholly owned subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd. The comparative numbers are results of operations of Harbin Renhuang Pharmaceutical Stock Co. Ltd. from May 1 to October 31, 2005.

RENHUANG PHARMACEUTICALS, INC

BALANCE SHEET
AS OF OCTOBER 31, 2005

2005
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,439,402
Trade receivables, net	4,055,648
Inventories	3,513,323
Prepayments	442,826
Other receivables, net	377,209

TOTAL CURRENT ASSETS	11,828,408

LAND USE RIGHTS	137,581

PROPERTY, PLANT AND EQUIPMENT, NET	11,656,657

TOTAL ASSETS	$23,622,646

RENHUANG PHARMACEUTICALS, INC

BALANCE SHEET
AS OF OCTOBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

2005
(Unaudited)
CURRENT LIABILITIES
Accounts payables and accruals	$1,513,526
Advance from customers	146,515
Bank loans	2,478,929
Other payables	4,475,750
--Due to a director	756,350
TOTAL current LIABILITIES	9,371,070

NON-CURRENT LIABILITIES
Long-term bank loan	3,718,394

TOTAL LIABILITIES	13,089,464

STOCKHOLDERS' EQUITY
Register capital	9,665,922
Reserves	1,237,023
Retained earnings (Deficit)	(595,508)
Accumulated other comprehensive income	225,745
TOTAL STOCKHOLDERS' EQUITY	10,533,182

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,622,646

RENHUANG PHARMACEUTICALS, INC

STATEMENT OF INCOME
FOR THE 6 MONTHS ENDED OCTOBER 31, 2005

2005
(Unaudited)
SALES	$9,898,073

COST OF SALES	4,721,296

GROSS PROFIT	5,176,777

SELLING AND DISTRIBUTION EXPENSES	295,292

ADVERTISING	1,119,972

GENERAL AND ADMINISTRATIVE EXPENSES	628,741

DEPRECIATION AND AMORTIZATION	459,752

RESEARCH AND DEVELOPMENT	647,391

INCOME/(LOSS) FROM OPERATIONS	2,025,629

FINANCE COST	252,420

OTHER COST	4,433

INCOME BEFORE INCOME TAXES	1,768,776

INCOME TAXES	--

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	1,768,776

RENHUANG PHARMACEUTICALS, INC

STATEMENT OF CASH FLOWS
FOR THE 6 MONTHS ENDED OCTOBER 31, 2005

2005
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,768,776
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	459,752
Changes in operating assets and liabilities:
Trade receivables, net	(2,389,761)
Inventories	(329,119)
Prepayments	(68,072)
Other receivables, net	(377,209)
Accounts payable and accruals	(116,812)
Advance from customers	60,605
Other payables	(328,533)
NET CASH USED IN OPERATING ACTIVITIES	(1,320,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(503,845)

NET CASH USED IN INVESTING ACTIVITIES	$(503,845)

RENHUANG PHARMACEUTICALS, INC

STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE 6 MONTHS ENDED OCTOBER 31, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Inception of bank loans, net	3,890,895
Due from/(to) a director	756,350

NET CASH FROM FINANCING ACTIVITIES	4,647,245

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,823,027

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	46,564

Cash and cash equivalents, beginning of period	569,811

Cash and cash equivalents, end of period	$3,439,402

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$252,420

Income taxes paid	$--

20. REVISED CONSOLIDATED FINANCIAL STATEMENTS

These revised consolidated financial statements have been modified to:

i)	reflect additional general and administrative expenses; and
ii)	reclassify sales rebates as a reduction from sales instead of as a selling expense for the 2005 period as disclosed in Note 19.

Specifically, Other Payables have been restated on the Balance Sheet and General and Administrative expenses have been restated on the Statement of Income, with the corresponding changes in the Statements of Changes in Stockholders’ Equity and Cash Flows.

The net income attributable to common stockholders and basic and fully diluted net income per common share from continuing and discontinuing operations had been revised as follows:

	As Revised	As Originally Reported

Net income attributable to common stockholders	$4,225,214	$4,404,578
Net income per common share - Basis and Fully Diluted	$0.121	$0.126