Form 10-K/A
period 2006-04-30
RENHUANG PHARMACEUTICALS INC
filed 2007-02-28
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
Form 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-24512

RENHUANG PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-1273503 (I.R.S. Employer Identification No.)

c/o Viking Investments 65 Broadway, Suite 888 New York, NY (Address of principal executive offices)	10006 (Zip Code)

Registrant’s telephone number, including area code (212) 430-6548

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [X] No [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

Aggregate market value of the voting stock held by non-affiliates: $207,741.66, as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 3,462,361 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 15, 2006, there were 13,355,181 shares of common stock, par value $0.001, issued and outstanding.

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

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

PART I

Explanatory Note

Renhuang Pharmaceuticals, Inc. has restated its Annual Report on Form 10-K. This Annual Report is for the year ended April 30, 2006, and was originally filed with the Commission on Form 10-KSB on August 15, 2006. The purpose of this amendment is to correctly file this Annual Report on Form 10-K rather than on Form 10-KSB, since, under Reg. § 228.10 of Regulation S-B, a reporting company that is not a small business company must meet the definition of a small business issuer at the end of two consecutive fiscal years before it will be considered a small business issuer for purposes of using Form 10-KSB. We have not met the definition of a small business issuer at the end of two consecutive fiscal years because we have not had revenues of less than $25,000,000 at the end of two consecutive fiscal years. Consequently, we must file this Annual Report on Form 10-K rather than on Form 10-KSB. References throughout this Annual Report are accurate as of the date originally filed. We have not undertaken to update all of the information in this Annual Report, but instead have only (i) updated those areas related to the restatements and (ii) changed the voice throughout this Annual Report from third-person to first-person. Please read all of our filings with the Commission in conjunction with this Annual Report.

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

ITEM 1 - BUSINESS

Business Overview

Up until March 3, 2006, we were a holding company that operated primarily through one active subsidiary, American Residential Funding, Inc., a Nevada Corporation (AMRES), which provided home financing through the brokerage of residential home loans.

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

The mortgage loans are generally “one-to-four-family” mortgage loans, which were permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one-to-four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan may be secured by an owner-occupied primary residence or second/vacation home, or by a non-owner occupied residence.

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

We are currently devoting our efforts to locating merger or acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with or acquisition of another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 1A - RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

We are a shell company as defined in Rule 12b-2 of the Act.

We are a shell company (as defined in Rule 12b-2 of the Act) because we have no or nominal assets and no or nominal operations. We currently exist for the specific purpose of acquiring all or substantially all of the ownership of an existing business. These transactions are consummated by issuing or transferring large blocks of our equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in us held by our pre-reorganization shareholders with the result that our pre-reorganization shareholders will have a substantially lower aggregate interest in our outstanding shares after giving effect to the reorganization. Prospective investors should be aware that privately-held companies oftentimes merge or reorganize with a public shell as a means of “going-public” without having to incur the time, expense and disclosure obligations normally associated with the going-public process. In the event we merge with a privately held company, investors will not have had the benefit of receiving disclosure of such company’s operations and financial condition prior to making their investment. Prospective investors should also be aware that our management, acting in compliance with our Bylaws and Nevada Corporation Law, may structure any reorganization with an operating business in a manner that will allow our Board of Directors to approve the selection of the operating business and all of the terms of the reorganization, including the appointment of the successor officers and directors, without the need or request for shareholder approval.

We rely on our management to evaluate potential acquisition targets.

We are dependent on our officers and directors’ personal abilities to evaluate business opportunities that may be presented in the future. Since management has not identified a proposed business or industry in which it will search for an acquisition target, it is unlikely that management will have any prior experience in the technical aspects of the industry or the business within that industry which may be acquired.

A single shareholder owns the voting control of our company.

Our majority shareholder, Viking Investments USA, Inc., presently owns approximately 74.07% of our outstanding Common Stock. Therefore, until such time as we acquire an operating business, our majority shareholder will have the power to elect all of our Board of Directors, amend our Certificate of Incorporation, and approve a merger, or consolidation with another company or sale of all or substantially all of our assets.

Because we face intense competition, we may not be able to acquire a quality operating business.

Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. We expect competition to be intense for available target businesses.

There is a limited public trading market for our common stock.

Our securities do not currently, and have not in the past, traded on any active or liquid public market. Thus, there is currently a limited market for our securities and there can be no assurance that an active trading market will develop or, if one develops, that it will continue. Even if an active trading market should develop, the market may not be sustainable. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

ITEM 1B - UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 - PROPERTIES

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

		Bid Prices
Fiscal Year Ended April 30,	Period	High	Low

2004	First Quarter	1.05	0.65
	Second Quarter	0.80	0.25
	Third Quarter	0.58	0.25
	Fourth Quarter	0.40	0.21

2005	First Quarter	0.28	0.115
	Second Quarter	0.17	0.06
	Third Quarter	0.12	0.06
	Fourth Quarter	0.13	0.05

2006	First Quarter	0.13	0.04
	Second Quarter	0.09	0.04
	Third Quarter	0.04	0.03
	Fourth Quarter	0.15	0.02

2007	First Quarter (through June 30, 2006)	0.07	0.04

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

ITEM 6 - SELECTED FINANCIAL DATA

Renhuang Pharmaceuticals, Inc.	For the year ended April 30, (in 000’s)

	2006	2005	2004	2003	2002

Statement of Operations Data:

Income (loss) from discontinued operations	879	(3,528)	(1,123)	736	(454)

Income (loss) from continuing operations	-	-	-	-	-

Net income (loss) from discontinued operations	877	(3,580)	(1,123)	902	(442)

Net income (loss) per common share from continuing operations	0	-	-	-	-

Net income (loss) per common share from discontinued operations	0.12	(0.73)	(0.24)	0.27	(0.25)

Net income (loss) per basic common share	0.12	(0.73)	(0.23)	0.32	(0.24)

Balance Sheet Data:

Current assets	$0	9,546	7,903	12,871	3,236
Total assets	0	9,777	8,269	13,343	3,775

Current liabilities	0	10,510	7,796	11,412	2,921
Total liabilities	0	10,510	7,796	11,412	3,330
Total stockholders’ equity (deficit)	0	(732)	473	1,931	445

Total dividends per common share	-	-	-	-	-

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

As of March 3, 2006, we discontinued our previous operations and we have not started any new operations. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include our historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services and mortgage banking industries, seasonality of quarterly results, and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Results of Operations for the Twelve Months Ended April 30, 2006 Compared to the Twelve Months Ended April 30, 2005

Introduction

On September 30, 2005, pursuant to the above-mentioned Asset Sale, our Board of Directors approved the proposed sale of substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, to AMRES Holding, LLC, a Nevada limited liability company. The purpose of the Asset Sale, in conjunction with the Securities Sale described below, was to promote the interests of our stockholders by selling unprofitable assets to prevent further losses and provide them with a reasonable exit from their equity holdings. The Asset Sale transaction closed on March 3, 2006, and we discontinued our operations. Accordingly, our operations related to home financing through the brokerage of residential home loans are categorized in our financial statements as discontinued operations.

We are currently devoting our efforts to locating merger or acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with or acquisition of another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

	Year Ended April 30, 2006	Year Ended April 30, 2005	Dollar Change	%Change
Income (loss) from discontinued operations	$878,711	(3,528,137)	$4,406,848	N/A

Income (loss) from continuing operations	-	-	-	N/A

Net income (loss) from discontinued operations	876,951	(3,579,642)	4,456,593	N/A

Net Loss Available to Common Shareholders

There was a net income from discontinued operations for the year ended April 30, 2006 in the amount of $876,951 or $0.12 per share compared with a net loss available to common shareholders of $3,579,642, or $(0.73)per share for the year ended April 30, 2005. Our now discontinued operations involved providing home financing through the brokerage of residential home loans.

As we continued to experience a significant slow down in the refinance business, and to be unsuccessful in the business initiatives described above and to expand our sources of revenue, we took immediate actions and discontinued our operations as further described above.

Liquidity and capital resources

Our cash balance is zero on hand as of April 30, 2006.

Net cash used in operating activities was $1,316,840 for the twelve months ended April 30, 2006, compared to $3,374,672 of cash provided by operating activities for the twelve months ended April 30, 2005.

Net cash used in investing activities was $0 and $8,181 for the twelve months ended April 30, 2006 and 2005, respectively. .

Net cash provided by financing activities was $0.00 for the twelve months ended April 30, 2006, compared to net cash used in financing activities in the amount of $2,495,168 for the twelve months ended April 30, 2005. The only contributor to the cash used in financing activities during year ended April 30, 2006 was payment of $150,000 as a dividend.

As most business oriented entities, we are vulnerable to increases in interest rates.

Contractual Obligations

Payments due by period
Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

As a result of the Asset Sale and Securities Sale we did not have any contractual obligations as of April 30, 2006.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Dr. Leo Wang has served as the Chief Financial Officer of Harbin Renhuang Pharmaceutical Co. Ltd since 2006. An expert on international business, finance and investment, Dr. Wang pioneered the study of foreign investments and multinational companies in China before the current wave of international business flows into China. Prior to Dr. Wang’s current position, he worked in investment management at a New York hedge fund that invested for senior executives of Citigroup Morgan Stanley, UBS and the Federal Reserve. He also developed investment strategies at Fleet Boston Financial Corporation (Bank of America), and provided strategy consulting for Raytheon Company. Previously, he was an Assistant Professor of Economics at the University of Copenhagen in Denmark, and an Economic Advisor to the Ministry of Finance in Norway. Dr. Wang holds an M.B.A. in Finance and Management from MIT and a Ph.D. in Economics from the University of Oslo. He was also a National Science Foundation Scholar at Harvard University.

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

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

On June 1, 2001, we entered into an Employment Agreement with Rinehart. Under the terms of the agreement, we were to pay to Rinehart a salary equal to $275,000 per year, subject to an annual increase of 10% commencing January 1, 2002, plus an automobile allowance of $1,200 per month and other benefits, including life insurance. The agreement was for a term of 5 years and provided for a severance payment in the amount of $500,000 and immediate vesting of all stock options in the event his employment was terminated for any reason, including cause. Rinehart’s Employment Agreement was ratified by the shareholders of the Company at our 2001 Annual Shareholders Meeting. Following Rinehart’s resignation on March 3, 2006, the employment agreement was terminated, including the $500,000 waiver without any further obligation from either us or Rinehart.

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

We do not pay our current officers and directors any compensation for their services.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 15, 2006, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class

Common Stock	Viking Investments USA, Inc. 65 Broadway, Suite 888 New York, NY 10006	9,892,820	74.07%

Common Stock	Li Shaoming	0	0%

Common Stock	Leo L. Wang	0	0%

Common Stock	Pi Dianjun	0	0%

All officers and directors		0	0%

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

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003.

3.2	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006.

3.3 (1)	Second Restated Bylaws

10.1 (2)	Common Stock Purchase Agreement dated September 19, 2005.

10.2 (2)	Securities Purchase Agreement dated September 16, 2005.

10.3 (3)	Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

10.4 (3)	Stock Purchase Agreement dated September 30, 2005.

10.5 (4)	Securities Purchase Agreement dated September 16, 2005.

23.1	Consent of Rotenberg & Co., LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2005.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 3, 2005.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 14, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: February 27, 2007		/s/ Li Shaoming
	By:	Li Shaoming
Chairman, President and
Chief Executive Officer

Dated: February 27, 2007		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 27, 2007	/s/ Andy Wu
By: Andy Wu, Director

Dated: February 27, 2007	/s/ Fanrong Meng
By: Fanrong Meng, Director

Financial Statements and Report of

Independent Certified Public Accountants

RENHUANG PHARMACEUTICALS, INC.

April 30, 2006 and 2005

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

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
August 9, 2006

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2006	April 30, 2005

ASSETS
Current assets -Discontinued Operations:
Cash and cash equivalents (Note 2)	$--	$1,316,840
Commissions and accounts receivable	--	1,234,658
Marketable securities, subject to rescission	--	1,090,000
Loans held for sale, net (Note 3)	--	5,886,950
Prepaids and other current assets	--	18,102
Total current assets-Discontinued Operation	--	9,546,550

Property and equipment, net (Note 4)-Discontinued Operations	--	183,792
Other assets-Discontinued Operations	--	47,334
Total assets-Discontinued Operations	$--	$9,777,676

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities-Discontinued Operations:
Accounts payable	$--	$80,845
Accrued liabilities (Note 7)	--	1,593,562
Unsecured line of credit	--	75,000
Warehouse line of credit (Note 6)	--	5,778,298
Commissions payable	--	2,091,129
Other current liabilities	--	26,918
Notes Payable, net of discount of $51,141 (Note 8)	--	56,094
Redeemable securities, net of discount of $281,322	--	808,678
Total current liabilities-Discontinued Operations	$--	$10,510,524

Minority Interest	--	--

Stockholders’ equity (deficit) (Note 12):
Preferred stock, 2,500,000 shares authorized:
Series D convertible preferred stock, no par value; liquidation value of $126.81 per share; 15,000 shares authorized; nil and8,201.5 shares outstanding as of April 30, 2006 and 2005 respectively	--	1,040,222
Series F convertible preferred stock, no par value; liquidation value of $16.675 per share; 25,000 shares authorized, nil and 18,800 shares issued and outstanding as of April 30, 2006 and 2005 respectively.	--	313,490
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,355,181 and 10,486,398 shares issued at April 30, 2006 and 2005, respectively, and 13,355,181 and 6,315,998 shares outstanding as of April 30, 2006 and 2005, respectively	13,355	6,316
Additional paid-in capital	17,375,011	16,022,441
Accumulated deficit	(17,388,366)	(18,115,317)
Total stockholders’ equity (deficit)	$--	(732,848)

Total liabilities and stockholders’ equity (deficit)	$--	$9,777,676

See accompanying notes to these consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended
	April 30, 2006	April 30, 2005	April 30, 2004

Income(loss) from discontinued operations (Note 10)	$878,711	$(3,528,137)	$(1,122,663)

Net income (loss), before minority interest in losses of consolidated subsidiary	$878, 711	$(3,528,137)	$(1,122,663)

Minority interest in losses of consolidated subsidiary	--	75,245	-

Net income (loss)	878,711	(3,452,892)	(1,122,663)

Preferred stock dividends	(1,760)	(126,750)	--

Net income (loss) available to common shareholders	876,951	(3,579,642)	(1,122,663)

Earnings (loss) per common share:
Basic:
Weighted average number of common shares	7,443,029	4,885,038	4,866,681

Net income (loss) per common share from discontinued operations	0.12	$(0.73)	$(0.23)
Net income (loss) per basic common share	0.12	$(0.73)	$(0.23)

Diluted:
Weighted average number of common shares	4,866,681	4,866,681	4,866,681

Net income per common share from discontinued operations	0.18	$(0.74)	$(0.23)
Net income (loss) per diluted common share	0.18	$(0.74)	$(0.23)

See accompanying notes to these consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006

	A Preferred		C Preferred		D Preferred
	Shares	Amount	Shares	Amount	Shares	Amount

Balances, April 30, 2003	--	$--	--	$--	8,201.5	$1,040,222

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

Repurchase of Series A convertible preferred

Restructuring of Series A convertible preferred into Series E convertible preferred

Restructuring of Series C convertible preferred into Series D convertible preferred

Value of warrants ascribed to Series D convertible preferred

Restructuring of AMRES holding note

Issuance of Laguna settlement shares

Cancellation of Laguna warrants

Net income

Balances, April 30, 2004	--	$--	--	$--	8,201.5	$1,040,222

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006

	A Preferred		C Preferred		D Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
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

Issuance of warrants with Series G preferred stock

Issuance of warrants as consulting expense

Issuance of warrants with convertible debt

Beneficial conversion feature on convertible debts

Beneficial conversion feature on issuance of Series G preferred stock

Conversion of AMRES debt to equity, net gain of $110,398

Net loss attributable to common shareholders

Balances as of April 30, 2005	--	$--	--	$--	8,201.5	$1,040,222

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON’T)

	A Preferred		C Preferred		D Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Dividends - Series F convertible preferred

Cancellation of shares per legal settlement

Conversion of Series D convertible preferred	--	--	--	--	(8,201.5)	($1,040,222)

Conversion of Series F convertible preferred

Sale of shares of company held by subsidiary (AMRES)

Net gain attributable to common shareholders

Common stock - Dividends declared and paid

Balances as of April 30, 2006	--	$--	--	$--	--	$--

See accompanying notes to these consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON’T)

	E Preferred		F Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, April 30, 2003	217,278	$217,278	18,800	$313,490	4,829,896	$4,830

Shares issued to employees and directors

Repurchase of Series E convertible preferred	(92,278)	(92,278)	--	--	--	--

Shares issued to Consultant	--	--	--	--	40,000	40

Conversion of Series C convertible preferred

Liquidation of Series E convertible preferred through exchange of interest on secured notes receivable	(125,000)	(125,000)	--	--	--	--

Restructuring of Series A convertible preferred into Series E convertible preferred

Restructuring of Series C convertible preferred into Series D convertible preferred

Value of warrants ascribed to Series D convertible preferred

Restructuring of AMRES holding note

Issuance of Laguna settlement shares

Cancellation of Laguna warrants

Net income

Balances as of April 30, 2004	--	$--	18,800	$313,490	4,869,896	$4,870

Dividends - Series D convertible preferred					825,552	825

Dividends - Series F convertible preferred					131,600	132

Issuance of dividend shares declared in 2004 - Series D					224,386	224

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON’T)

E Preferred		F Preferred		Common Stock
Shares	Amount	Shares	Amount	Shares	Amount

Issuance of dividend shares declared in 2004 - Series F	--	--	--	--	164,500	165

Issuance of common stock as consulting expense	--	--	--	--	100,000	100

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

Issuance of warrants with Series G preferred stock

Issuance of warrants as consulting expense

Issuance of warrants with convertible debt

Beneficial conversion feature on convertible debt

Beneficial conversion feature on issuance of Series G preferred stock

Conversion of AMRES debt to equity, net gain of $110,398

Net loss attributable to common shareholders

Balances as of April 30, 2005	--	--	18,800	$313,490	6,315,934	$6,316

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON’T)

	E Preferred		F Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Dividends - Series F convertible preferred	--	--	--	--	32,900	33

Cancellation of shares per legal settlement	--	--	--	--	(51,250)	(51)

Conversion of Series D convertible preferred	--	--	--	--	1,040,033	1,040

Conversion of Series F convertible preferred	--	--	(18,800)	(313,490)	1,880,000	1,880

Sale of shares of company held by subsidiary (AMRES)	--	--	--	--	4,137,500	4,137

Net gain attributable to common shareholders

Common stock - Dividends declared and paid

Balances as of April 30, 2006	--	$--	--	$--	13,355,181	$13,355

See accompanying notes to these consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON’T)

	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Balances, April 30, 2003	$13,639,114	$--	$(13,283,923)	$1,931,011

Repurchase of Series E convertible preferred				(92,278)

Shares Issued to Consultant	11,160	--	--	11,200

Dividends - Series E convertible preferred	--	--	(20,201)	(20,201)

Dividends - Series F convertible preferred	--	--	(108,888)	(108,888)

Liquidation of Series E convertible preferred through exchange of interest on secured notes receivable	--	--	--	(125,000)

Net loss			(1,122,663)	(1,122,663)

Balances as of April 30, 2004	$13,650,274	$--	$(14,535,675)	$473,181

Dividends - Series D convertible preferred	71,978	--	(72,803)	--

Dividends - Series F convertible preferred	12,600	--	(12,732)	--

Issuance of dividend shares declared in 2004 - Series D	62,604	--	--	62,828

Issuance of dividend shares declared in 2004 - Series F	45,895	--	--	46,060

Issuance of common stock as consulting expense	703,780	--	--	703,780

Issuance of AMRES shares to consultants	900,000	--	--	900,000

Reclassification of minority interest portion of AMRES equity from the issuance of shares to minority interests	(75,245)	--	--	(75,245)

Issuance of stock for cash	19,500	--	--	19,500

Issuance of stock as compensation expense	7,000	--	--	7,000

Issuance of warrants with Series G preferred stock	96,718	--	(12,374)	84,344

Issuance of warrants as consulting expense	39,427	--	--	39,427

Issuance of warrants with convertible debt	10,175	--	--	10,175

Beneficial conversion feature on convertible debt	240,412	--	--	240,412

Beneficial conversion feature on issuance of Series G preferred stock	225,821	--	(28,841)	196,980

Conversion of AMRES debt to equity, net gain of $110,398	11,602	--	--	11,602

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2004, 2005 AND 2006 (CON’T)

Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Net loss attributable to common shareholders	--	--	(3,452,892)	(3,452,892)

Balances as of April 30, 2005	$16,022,441	$--	$(18,115,317)	$(732,848)

Dividends - Series F convertible preferred	1,727	--	(1,760)	--

Cancellation of shares per legal settlement	51	--	--	--

Conversion of Series D convertible preferred	311,610	--	--	--

Conversion of Series F convertible preferred	1,039,182	--	--	--

Sale of shares of company held by subsidiary (AMRES)	--	--	--	4,137

Net gain attributable to common shareholders	--	--	878,711	878,711

Common stock - Dividends declared and paid	--	--	(150,000)	(150,000)

Balances as of April 30, 2006	$17,375,011	$--	$(17,388,366)	$--

See accompanying notes to these consolidated financial statements.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended April 30, 2006	Twelve Months Ended April 30, 2005	Twelve Months Ended April 30, 2004

Cash flows from operating activities:
Net income (loss) from continuing operations	$--	$--	$--
Net income (loss) from discontinued operations	876,951	(3,579,642)	(1,122,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Stock-based consulting fees	--	1,643,207	--
Stock-based compensation	--	7,000	11,200
Provision for losses on brokered loans	--	--	--
Loss on disposal of assets	--	--	45,409
Impairment of goodwill	--	--	195,247
Gain on settlement of obligations	--	--	--
Gain on conversion of AMRES notes payable	--	(110,398)	--
Depreciation	--	68,541	90,185
Minority interest in losses of consolidated subsidiary		(75,245)	--
Amortization of discounts on convertible notes payable	--	189,272	--
Amortization of deferred stock compensation	--	--	--
Interest and beneficial conversion related charges	--	136,926	--
Accrued interest and accretion on notes	--	4,620	--

Disposition of assets and assumption of liabilities on discontinued operations	(2,193,791)	--	--
Changes in Assets/Liabilities:

Increase (decrease) in other current liabilities	--	--	(75,601)
Increase (decrease) in commissions payable	--	(828,136)	231,753
Increase in accrued liabilities	--	669,749	339,242
Increase in accrued interest expense	--	--	--
Decrease in other current assets	--	74,410	--
Decrease (increase) in prepaid and other current assets	--	1,796	56,850
Decrease (increase) in loans held for sale, net	--	(2,236,039)	3,950,712
Decrease (increase) in commissions and accounts receivable	--	793,574	484,509
(Decrease) increase in accounts payable	--	(134,307)	(462,800)
Net cash provided by (used in) operating activities	(1,316,840)	(3,374,672)	3,744,043

Cash flows from investing activities:

Acquisitions of property and equipment	--	(8,181)	(126,023)
Issuance of secured note receivable		--	(200,000)
Proceeds from sale of portion of secured note receivable	--	--	50,000
Other assets	--	--	(73,867)
Net cash used in investing activities	--	(8,181)	(349,890)

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CON’T)

	Twelve Months Ended April 30, 2006	Twelve Months Ended April 30, 2005	Twelve Months Ended April 30, 2004
Cash flows from financing activities:

Borrowings from (repayments of) unsecured line of credit	--	75,000	--
(Repayments) advances on warehouse line of credit, net	--	2,171,433	(3,907,344)
Payments on notes payable and capital leases	--	(78,765)	74,534
Proceeds from convertible notes payable	--	308,000	--
Proceeds from shareholders for dividend payments	150,000	--	--
Common shares-dividend declared and paid	(150,000)	--	--
Issuance of stocks	--	19,500	--
Repurchase of Series E convertible preferred stock	--	--	(92,278)
Dividends on Series E convertible preferred stock	--	--	(20,199)

Net cash provided by (used in) financing activities	--	2,495,168	(3,945,287)

Net increase (decrease) in cash and cash equivalents	(1,316,840)	(887,685)	(551,134)

Cash and cash equivalents at beginning of period	1,316,840	2,204,525	2,755,659

Cash and cash equivalents at end of period	$--	$1,316,840	$2,204,525

Non-cash financing activities:

Exchange of Series E convertible preferred stock for interest in secured note receivable	--	--	125,000

Settlement of debt with issuance of common stock	--	--	--

Conversion of Series C convertible preferred stock to common stock	--	--	--

Exchange of Series A convertible preferred stock to Series E convertible preferred stock	--	--	--

Exchange of Series C convertible preferred to Series D convertible preferred, common stock and accrued dividends	--	--	--

Warrants issued for bridge financing, debt conversions, marketable securities, subject to rescission	--	--	--

Conversion of AMRES notes payable to equity	--	11,602	--

Supplemental cash flow information: Cash paid for interest	--	66,504	37,155

Income taxes were not significant during the periods presented

See accompanying notes to these consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

RENHUANG PHARMACEUTICALS, INC. (“RENHUANG” or the “Company”), a Nevada corporation, was originally incorporated on August 18, 1988, under the name of Solutions, Inc. Subsequently, its name was changed to Suarro Communications, Inc. on August 16, 1996, on February 12, 1999, May 12, 1999, January 18, 2000, and on February 2, 2000 the entity changed its name to e-Net Corporation, e-Net Financial Corporation, e-Net.Com Corporation and e-Net Financial.Com Corporation, respectively. On January 2, 2002, the entity changed its name to RENHUANG PHARMACEUTICALS, INC. and again on July 28, 2006 to Renhuang Pharmaceuticals, Inc.

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

On or about April 11, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,892,820 shares representing approximately 74% of the 13,355,181 shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the 1-for-30 reverse stock split of our Common Stock. On April 11, 2006, the Board of Directors of the Company approved the above-mentioned stock split, subject to Stockholder approval and on August 11, 2006, the Board of Directors effectuated the stock split reversal.

Discontinued Operations

On September 30, 2005, the Board of Directors of the Company approved, declared it advisable and in the Company’s best interests and directed that there be submitted to the holders of a majority of the Company’s voting stock for action by written consent the proposed sale of substantially all of the Company’s assets, including but not limited to all of the Company’s ownership interest in AMRES to AMRES Holding.

The purpose of the Asset Sale, in conjunction with the Securities Sale described below, is to promote the interests of the Company’s stockholders by selling unprofitable assets to prevent further losses and provide them with a reasonable exit from their equity holdings in the Company.

Vincent Rinehart, a shareholder and at the time, the sole officer and director of the Company, is the managing member of AMRES Holding and an officer and director of AMRES, and as such there may have existed a conflict of interest in the related-party transaction, which conflict of interest was waived by the Board of Directors and the majority of the voting stockholders of the Company.

On September 19, 2005, we entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and our sole officer and director (“Rinehart”) and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart (“AMRES Holding”) will sell a total combined amount of approximately 10,379,731 shares of our common stock and warrants to purchase a total of 3,450,000 shares of our common stock (the “Securities”), to Viking Investments USA, Inc., a Delaware corporation (“Viking”), on or about October 28, 2005, for an aggregate purchase price of $375,000. Viking does not bear a related-party relationship to RENHUANG or its management. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 23, 2005, we received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the “Gaulds”), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of RENHUANG in exchange for the total purchase price of $10,000. The Gaulds do not bear a related-party relationship to RENHUANG or its management. The anticipated closing date has been changed by agreement of the parties to December 30, 2005.

Stock and Asset Purchase Agreement

On September 30, 2005, we entered into a Reorganization, Stock and Asset Purchase Agreement by and among RENHUANG and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby we will sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of our ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions will occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company’s common stock to Viking. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

Series D Preferred Stock and Common Stock Transaction

On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. (“Cranshire”), The dotCom Fund, LLC (“dotCom”), and Keyway Investments, Ltd. (“Keyway”) (each a “Seller” and collectively the “Sellers”), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of our common stock, 8,201.5 shares of our Series D Preferred stock, and warrants to purchase 750,000 shares of our common stock, in exchange for the total purchase price of $125,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to RENHUANG or its management.

On March 3, 2006, these securities were all sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in our Current Report on Form 8-K dated September 23, 2005.

Securities Sale

On September 19, 2005, the Board of Directors of the Company approved, declared it advisable and in the Company’s best interests and directed that there be submitted to the holders of a majority of the Company’s voting stock for action by written consent the proposed sale by AMRES Holding and Rinehart to Viking of their entire ownership interests in the Company consisting of an aggregate of approximately 10,379,731 shares of common stock, par value $0.001 and warrants to purchase a total of 3,450,000 shares of the Company’s common stock (collectively, the “Securities”) in exchange for an aggregate purchase price of $375,000 (the “Purchase Price”), of which $150,000 was paid out as a dividend to approximately 3,026,688 shares and was equal to approximately $0.0495 per share, and the balance to pay off to pay off company debt and liabilities, leaving the Company without assets and liabilities, as additional consideration in connection with the transactions contemplated by the Asset Sale. Approval of the Securities Sale by a majority of the company’s stockholders was not required; nonetheless, effective on September 30, 2005, the Securities Sale was approved by written consent of a majority of the Company’s stockholders. Viking does not bear a related-party relationship to the Company or its management.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend

The Company distributed $150,000 of the Purchase Price as a cash dividend to the Company shareholders on or about March 15, 2006. The dividend was paid to approximately 3,026,688 shares and was equal to approximately $0.0495 per share. The balance of the funds was used to resolve all outstanding obligations of the Company and AMRES prior to the consummation of the Securities Sale (the “Closing”).

Closing Date

On March 3, 2006, the Closing Date, the transactions referred to above closed and we discontinued our operations.

Going Concern

The Company is currently devoting its efforts to locating merger or acquisition candidates. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with or acquisition of another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue Recognition

RENHUANG did not have any revenues during the year. The expense of the parent company was paid by intercompany transfers of funds from its subsidiary, AMRES, which was removed from RENHUANG as of March 3, 2006.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used by RENHUANG in estimating fair values of financial instruments as disclosed herein:

Earnings Per Common Share

RENHUANG presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Dilutive securities including the Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock were not included in the computations of loss per share for the twelve months ended April 30, 2005 and 2004 since their effects are anti-dilutive. As of April 30, 2003, dilutive shares related to the Series D preferred amounted to 1,040,222, while dilutive shares relating to the Series F and Series E preferred amounted to 1,880,000 and 434,556, respectively. All of the Preferred stocks were converted to Common Stock as of March 3, 2006.

Recently Issued Accounting Statements

The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosures”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company has no stock-based compensation.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, an Amendment of SFAS No. 123.” SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company has no stock-based compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS No. 153 has no impact on the Company’s financial statements.

In May 2005, The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Capital Leases

As of April 30, 2006 and 2005, RENHUANG had no significant capital leases outstanding.

Operating Leases

RENHUANG was leasing its corporate office located in Costa Mesa, California, under a non-cancelable operating lease arrangement, which expires in June of 2008. These leases were transferred to AMRES as of March 3, 2006.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

On February 28, 2003, the board of directors of RENHUANG approved an amendment to RENHUANG’s Articles of Incorporation to increase the authorized preferred stock from 1,000,000 shares to 2,500,000 shares, par value $0.001 per share, the rights, privileges, and preferences of which would be determined by the board of directors, in their sole discretion, from time to time. The preferred stock may be divided into and issued in one or more series. On March 5, 2003, the proposal was approved by written consent of a majority of RENHUANG’s stockholders; and became effective after RENHUANG’s annual shareholders meeting on April 11, 2003.

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

Series C / Series D Convertible Preferred Stock

On May 14, 2002 and again on November 17, 2002, holders of Series C Convertible Preferred Stock converted 1,059 shares of Series C Convertible Preferred Stock into 286,426 shares of RENHUANG’s restricted common stock. The number of shares received upon conversion was determined based on the conversion discount specified in the agreement of 17.5%, taking into account the dividends which were due on the Series C Convertible Preferred shares. The beneficial conversion feature embedded in the Series C Convertible Preferred was originally charged to RENHUANG’s accumulated deficit. No expense was associated with the transaction. Series C Convertible Preferred stock dividends totaling $17,050 were charged to RENHUANG’s accumulated deficit during the twelve months ended April 30, 2003.

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

Series F Convertible Preferred Stock

See Note 10 for discussion of transaction issuing 18,800 shares of Series F convertible preferred stock. Each share of Series F Convertible Preferred Stock (after giving effect to the 1-for-20 reverse stock split) (i) has a liquidation preference (after the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock) equal to $16.675 per share, (ii) is entitled to a quarterly, non-cumulative dividend of 1.75 shares of Company common stock, which may be paid in cash at RENHUANG’s discretion based on the average of the closing bid price for the last ten trading days of the applicable quarter, (iii) may be converted, after February 28, 2004, into 100 shares of Company’s common stock at the option of the holder, and (iv) is entitled to 100 votes on all matters submitted to the shareholders for approval.

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

Common Stock

On February 28, 2003, the board of directors approved, subject to stockholder approval, an amendment to RENHUANG’s Articles of Incorporation to effectuate a one (1) for twenty (20) reverse stock split of RENHUANG’s issued and outstanding common stock. On March 5, 2003, the proposal was approved by written consent of a majority of RENHUANG’s stockholders; and became effective after RENHUANG’s annual shareholders meeting on April 11, 2003. The effects of the reverse stock split have been retroactively applied to all periods presented.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, RENHUANG’s board of directors authorizes the issuance of common stock. RENHUANG values shares of common stock based on the closing ask price of the securities on the date the directors approve such issuance. In the event RENHUANG issues common stock subject to transferability restrictions under Rule 144 of the Exchange Act of 1933, RENHUANG discounts the closing ask prices by 10% to value its common stock transactions.

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

Stock Options and Warrants

2003 Securities Plan

On February 28, 2003, the Board of directors of RENHUANG approved, declared it advisable and in RENHUANG’s best interests, and directed that there be submitted to the holders of a majority of RENHUANG’s voting stock for action by written consent the RENHUANG PHARMACEUTICALS, INC. 2003 Omnibus Securities Plan (the “2003 Securities Plan”). On March 5, 2003, the proposal was approved by written consent of a majority of RENHUANG’s stockholders; and became effective after RENHUANG’s annual shareholders meeting on April 11, 2003.

The 2003 Securities Plan authorizes the granting of the following types of stock-based awards (each, an “Award”):

•	stock options (including incentive stock options and non-qualified stock options);
•	restricted stock awards;
•	unrestricted stock awards; and
•	performance stock awards.

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

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-option activity during the years ended April 30, 2002, 2003 and 2004 is as follows:

Options issued to employees:
	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Outstanding, April 30, 2001	--	--	--	--
Granted	275,000	$0.10-3.40	$2.00	$1.40
Canceled	(100,000)	$3.40	$3.40	$2.40
Exercised	--	--	--	--

Outstanding, April 30, 2002	175,000	$0.10-1.60	$1.20	$1.00
Granted	--	--	--	--
Canceled	(175,000)	$0.10-1.60	$1.20	$1.00
Exercised	--	--	--	--

Outstanding April 30, 2003 and 2004	--	--	--	--

As of April 30, 2004 and 2003, there were no outstanding employee options.

Had compensation cost for the Company’s employee stock options been accounted for using the fair value method of accounting described by SFAS No. 123 (see Note 3), the Company’s reported net loss of $442,713 and net loss per share of $0.24for the year ended April 30, 2002, would have been increased to a pro forma loss of $579,783 and $0.40 per share, respectively. In fiscal 2002, options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 83%, a risk-free interest rate of 3.25%, and an expected option life of five years. There were no grants made in 2004 and 2003; therefore, no pro forma effects are applicable.

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

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued to non-employees:
	Warrants	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Outstanding, April 30, 2001	24,234	$60.00-134.60	$83.20	$57.00
Granted	50,000	3.40	2.00	2.40
Canceled	(50,000)	3.40	3.40	2.40
Exercised	--	--	--	--

Outstanding, April 30, 2002	24,234	$60.00 134.60	$83.20	$57.00
Granted	750,000	0.50-0.90	0.72	0.05
Canceled	(24,234)	$60.00-134.60	83.20	57.00
Exercised	--	--	--	--

Outstanding April 30, 2003 and 2004	750,000	$0.50-0.90	$0.72	$0.05

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

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 23, 2003, AMRES issued 500,000 shares of Series A Preferred Stock for 4,000,000 shares of restricted common stock of RENHUANG. On July 28, 2004, the agreement was modified and the AMRES returned 2,400,000 shares of RENHUANG’s common stock to RENHUANG. The subsequent transaction was accounted for retroactively to the original agreement date on December 23, 2003. At April 30, 2004, AMRES held a total of 1,737,500 shares of RENHUANG common stock. AMRES accounts for these shares as an investment in a related entity. For purposes of consolidation, however, this transaction was eliminated.

NOTE 5 - NON-RECURRING EXPENSES

On or about June 27, 2002, RENHUANG entered into a settlement agreement and general mutual release with Laguna Pacific (the “Laguna Settlement”). As consideration under the Laguna Settlement, RENHUANG repaid the $225,000 note, plus $9,000 in accrued interest, and the note was cancelled.

Subsequent to the Laguna Settlement, a dispute arose regarding whether or not the Laguna Settlement included and consequently canceled the warrants. On October 25, 2002, the board of directors authorized the issuance of 150,000 shares of RENHUANG’s common stock upon exercise of the Laguna warrant. The stock was valued at the fair market value on the date the settlement was executed of $0.40 per share, less a 10% reduction based on the Rule 144 restriction. The value of the 150,000 shares issued to Laguna was determined to be $54,000. The value of the warrant immediately prior to the settlement was determined to be equal to the original relative value of the warrant, since no economic changes impacted the value of the warrant since the date of issuance. During the twelve months ended April 30, 2003, management recorded a gain on the settlement as other income in the amount of $78,543.

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

On May 27, 1999, RENHUANG entered into an agreement with an investment banker to seek debt financing through public or private offerings or debt or equity securities and in seeking merger and acquisition candidates. In April 2000, the parties agreed to amend the agreement to eliminate the fee based on a percentage of the consideration of a transaction, and to grant the investment banker 10,000 shares of the Common Stock and to cancel the options to purchase 10,000 shares. On August 7, 2001, RENHUANG agreed to settle a dispute over the terms of the amendment by canceling the 10,000 shares in exchange for 75,000 shares of RENHUANG’s restricted common stock. RENHUANG valued the additional 65,000 shares at $3.40 each and charged operations a total of $221,000 as a non-recurring settlement loss.

RENHUANG entered into a global settlement agreement with several parties, which resulted in a total non-recurring loss of $61,494. See Note 17 for more on this agreement.

NOTE 6 - INCOME TAXES

At April 30, 2004, RENHUANG had net operating loss carry-forwards for federal and state income tax purposes totaling approximately $8.0 million and $4.0 million, respectively, which for federal reporting purposes, begin to expire in 2011 and fully expire in 2023. For state purposes, the net operating loss carry-forwards begin to expire in 2005 and fully expire in 2010. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. The net deferred tax assets at April 30, 2004 and 2003, before considering the effects of RENHUANG’s valuation allowance amounted to approximately $5.1 million and $4.4 million, respectively. RENHUANG provided an allowance for substantially all its net deferred tax assets since they are unlikely to be realized through future operations. The valuation allowance for net deferred tax assets increased approximately $711,000 and $1.3 million during the years ended April 30, 2004 and 2003, respectively. RENHUANG’s provision for income taxes differs from the benefit that would have been recorded, assuming the federal rate of 34%, due to the valuation allowance for net deferred tax assets.

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

I.
RENHUANG issued to EMB 75,000 shares of restricted common stock as consideration for EMB’s waiver of its registration rights for 375,000 shares of RENHUANG common stock already held by EMB. The shares were valued at $0.14 per share based on a 10% discount from the closing price on the date of the agreement. RENHUANG issued to EMB a promissory note in the principle amount of $103,404, which represents the reduced amount due to EMB by RENHUANG under a promissory note previously issued in connection with the AMRES acquisition, after giving effect to a principal reduction offset for amounts owed by EMB to WdB, but which were satisfied by RENHUANG and a note issued by RENHUANG to AMRES Holdings LLC to settle an acquisition obligation of EMB (see below). The note bears an interest at the rate of 10% per annum and is convertible into common stock of RENHUANG. See Note 13 for further discussion of this note.

II.
RENHUANG issued to Williams de Broe (“WdB”) 150,000 shares of restricted common stock valued at $459,000 as consideration for WdB’s release of all claims against RENHUANG arising under the purported guarantee of EMB’s obligation to WdB by RENHUANG. The parties agreed that the amount be credited as additional consideration to the EMB notes payable.

III.	EMB acknowledges its obligations to pay all outstanding leases covering equipment and/or furniture now in the possession of RENHUANG as contemplated by the agreement.

IV.
EMB assigned rights of a portion of RENHUANG’s note payable totaling $485,446 to AMRES Holdings LLC, owned by Vince Rinehart. The note bears interest at 10% per annum. This note is convertible into shares of common stock based on 90% of the closing stock price on the date of the conversion. RENHUANG assigned a value of approximately $60,681 to the beneficial conversion feature imbedded in this note. As part of the restructuring, the Company converted outstanding balance of the note plus accrued interest into 300,000 shares of RENHUANG’s enforced. On January 17, 2002, EMB sold this note to AMRES for $40,000.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reflects the reduction of the note payable to EMB as follows:

Note payable	$1,055,000
V. common stock plus 18,800 shares of Series F convertible preferred. As such, as of April 30, 2003, there is no principal or interest outstanding relating to this note.	160,856

EMB forgave principal and interest totaling $168,006. The balance of $103,404 convertible notes was issued, bearing interest at 10% per annum. The note had a mandatory conversion into RENHUANG’s common stock on December 15, 2001, which was never Accrued interest

Total due to EMB prior to settlement Less”	1,215,856
Value of 150,000 shares to WdB	(459,000)
Payable to AMRES Holdings LLC	(485,446)
Debt and interest relief	(168,006)

Balance due to EMB after settlement	$103,404

The following reflects the non-recurring charge to operations associated with the Global Settlement:

Value of 75,000 shares to EMB	$229,500
Debt and interest relief	(168,006)

Total non-recurring loss	$61,494

NOTE 9 - LEGAL

The Company is not a party to any litigation or proceedings, and there is no pending or threatening litigation or proceedings against the Company.

NOTE 10 - CHANGE OF CONTROL AND DISPOSITION OF ASSETS

On September 19, 2005, the Company entered into a Common Stock Purchase Agreement whereby Vince Rinehart, a shareholder and at the time, the Company’s sole officer and director (“Rinehart”) and AMRES Holding, LLC, a Nevada limited liability company under control of Rinehart (“AMRES Holding”) would sell a total combined amount of approximately 10,379,731 shares of the Company’s common stock and warrants to purchase a total of 3,450,000 shares of the Company’s common stock (the “Securities”), to an unrelated third party, Viking Investments USA, Inc., a Delaware corporation (“Viking”), for an aggregate purchase price of $375,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005.

RENHUANG PHARMACEUTICALS, INC. (formerly Anza Capital Inc.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 23, 2005, the Company received a signed Securities Purchase Agreement dated September 16, 2005 from Peter and Irene Gauld (the “Gaulds”), by and between AMRES Holding and the Gaulds, whereby the Gaulds will sell to AMRES Holding, on or about October 28, 2005, warrants to acquire 2,000,000 shares of common stock of Renhuang in exchange for the total purchase price of $10,000. The
Gaulds do not bear a related-party relationship to Renhuang or its management.

On September 30, 2005, the Company entered into a Reorganization, Stock and Asset Purchase Agreement by and among Renhuang and AMRES, on the one hand, and Rinehart and AMRES Holding, on the other hand, whereby Renhuang would sell substantially all of our assets to AMRES Holding, on or about November 8, 2005, including but not limited to all of Renhuang’s ownership interest in our subsidiary, AMRES, in exchange for (i) the termination by Rinehart, the managing member of AMRES Holding, of that certain Employment Agreement dated June 1, 2001, by and between Rinehart and the Company, including the waiver of $500,000 in severance thereunder and (ii) the assumption by AMRES of all obligations under that certain real property lease by and between the Company and Fifth Street Properties-DS, LLC. In conjunction with the abovementioned exchange, the following transactions would occur: (i) the delivery by Rinehart, a shareholder and the sole officer and director of the Company, of his entire ownership interest in the Company, consisting of 988,275 shares of common stock, and 18,800 shares of Series F Convertible Preferred Stock, to Viking; (ii) the delivery by AMRES to Viking of its ownership interest in the Company, consisting of 4,137,500 shares of Company common stock; and (iii) delivery by AMRES Holding of warrants to acquire 250,000 shares of the Company’s common stock to Viking.

On September 30, 2005, AMRES Holding entered into a Stock Purchase Agreement with Cranshire Capital, L.P. (“Cranshire”), The dotCom Fund, LLC (“dotCom”), and Keyway Investments, Ltd. (“Keyway”) (each a “Seller” and collectively the “Sellers”), whereby the Sellers will sell to AMRES Holding, on or about November 8, 2005, an aggregate of 3,043,945 shares of Renhuang’s common stock,
8,201.5 shares of Renhuang’s Series D Preferred stock, and warrants to purchase 750,000 shares of Renhuang’s common stock, in exchange for the total purchase price of $125,000. The anticipated closing date was changed by agreement of the parties to December 30, 2005. The Sellers do not bear a related-party relationship to Renhuang or its management. These securities should all be sold to Viking pursuant to the terms of Common Stock Purchase Agreement as reported in the Company’s Current Report on Form 8-K dated September 23, 2005.

On March 3, 2006, all the transactions referred to above occurred.

NOTE 11 - SUBSEQUENT EVENT

On or about April 11, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,892,820 shares representing approximately 74% of the 13,355,181 shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the following amendments to the Company’s Articles of Incorporation (the “Amendment”): (i) changed the name of the Company to “Renhuang Pharmaceuticals, Inc.”; and (ii) completed a 1-for-30 reverse stock split of our Common Stock.

On April 11, 2006, the Board of Directors of the Company approved the Above-mentioned actions, subject to Stockholder approval. According to Nev. Rev. Stat. 78.390, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company’s Articles of incorporation. According to Nev. Rev. Stat. 78.2055, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to decrease the number of issued and outstanding shares resulting from a reverse stock split.

On July 28, 2006 the Company changed its name to Renhuang Pharmaceuticals, Inc. and on August 11, 2006, the Board of Directors effectuated the stock split reversal.