Form 10-Q/A
period 2006-07-31
RENHUANG PHARMACEUTICALS INC
filed 2007-02-28
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: O-24512

RENHUANG PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-1273503 (I.R.S. Employer Identification No.)

No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, 150050, P. R. China (Address of principal executive offices)

Registrant's telephone number, including area code    86-451-5762-0378

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 13, 2006, there were 34,999,601 shares of common stock, par value $0.001, issued and outstanding.

2

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

ITEM 1	FINANCIAL STATEMENTS	1
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4	CONTROLS AND PROCEDURES	14

PART II

ITEM 1	LEGAL PROCEEDINGS	15
ITEM 1A	RISK FACTORS	15
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
ITEM 5	OTHER INFORMATION	15
ITEM 6	EXHIBITS	17

PART I - FINANCIAL INFORMATION

Renhuang Pharmaceuticals, Inc. has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended July 31, 2006, and was originally filed with the Commission on Form 10-QSB on September 18, 2006. The purpose of this amendment is to correctly file this Quarterly Report on Form 10-Q rather than as a 10-QSB, since, under Reg. § 228.10 of Regulation S-B, a reporting company that is not a small business company must meet the definition of a small business issuer at the end of two consecutive fiscal years before it will be considered a small business issuer for purposes of using Form 10-QSB. We have not met the definition of a small business issuer at the end of two consecutive fiscal years because we have not had revenues of less than $25,000,000 at the end of two consecutive fiscal years. Consequently, we must file this Annual Report on Form 10-Q rather than on Form 10-QSB. References throughout this Quarterly Report are accurate as of the date originally filed. We have not undertaken to update all of the information in this Quarterly Report, but instead have only (i) added the additional Item numbers and information required for a non-small business issuer filing a Quarterly Report on Form 10-Q; (ii) revised the Unaudited Proforma Condensed Consolidated Statement of Income contained in Note 7 to the financial statements in order to reduce our revenue and selling expenses as the commission/rebate expenses should be net off against the revenue, rather than being reported as selling expenses and included in the revenue respectively; and (ii) changed the voice throughout this Quarterly Report from third-person to first-person. Please read all of our filings with the Commission in conjunction with this Quarterly Report.

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

Balance Sheet
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

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENHUANG PHARMACEUTICALS, INC.
(A Nevada Corporation)
Condensed Notes to Unaudited Financial Statements
July 31, 2006

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

On September 7, 2006 the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island on January 18, 2006, (“BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China on February 15, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock'') to the BVI's stockholders, representing 85% of the Company's capital stock on a fully diluted basis after taking into account the contemplated transaction. This transaction is referred to throughout this report as the “Merger”.

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

Shares of the Company's Common Stock are trading on the NASD-Over the Counter (OTC) Bulletin Board Market under the symbol RHGP.

For accounting purposes, the Merger has been accounted for as a reverse acquisition with the shell as the accounting acquiree and Renhuang China as the accounting acquirer. Upon effectiveness of the Merger, Renhuang China's business plan became the business plan of the Company.

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

Net profit per share

The Company reported zero revenue for the three months ended July 31, 2006. However, our subsidiary, Renhuang China, acquired on September 7, 2006 as referred to elsewhere in this Current Report, and in our 8 K Current Report dated September 11, 2006, incorporated herein by reference, generated a net profit of $2,622,015 for the same period, which equals $0.0749 per share on a pro forma basis based upon the Company's actual issued and outstanding shares of 34,999,601 as of the date of the filing of this Current Report.

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

NOTE 6. RECENT PRONOUNCEMENT

None.

NOTE 7. SUBSEQUENT EVENT

Acquisition of Harbin Renhuang Pharmaceutical Co., Ltd. (Renhuang China) On September 7, 2006 the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Island, on January 18th , 2006 (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China on February 15, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company's common stock, par value $0.001 per share (the ``Common Stock'') to BVI's stockholders, representing 85% of the Company's capital stock on a fully diluted basis after taking into account the contemplated transaction. Upon effectiveness of the Merger, Renhuang China's business plan became the business plan of the Company.

Upon closing, BVI became a wholly owned subsidiary of the Company and the former stockholders of BVI own approximately 85% of the issued and outstanding Common Stock of the Company.

For accounting purposes, the Merger has been accounted for as a reverse acquisition with the shell as the accounting acquiree and Renhuang China as the accounting acquirer.

The Merger agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 29, 2006 and is incorporated herein by reference. The foregoing description of the Merger and the transactions contemplated thereby do not purport to be complete and are qualified in their entireties to the Merger agreement.

PRO FORMA
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR RENHUANG PHARMACEUTICALS, INC.
INCORPORATED UNDER THE LAWS OF NEVADA

AS OF JULY 31, 2006

The following un-audited pro forma condensed consolidated financial statements combine the historical balance sheets of Harbin Renhuang Pharmaceutical Co., Ltd., incorporated in the People's Republic of China, (“Renhuang China”) with the historical balance sheet of Renhuang Pharmaceuticals, Inc., (“Renhuang”) at July 31, 2006, and their respective income statements for the three months ended July 31, 2006, giving effect to the reverse merger between Renhuang China and Renhuang as if the merger had taken place on November 1, 2003.

Because Renhuang China's owners as a group retained or received the larger portion of the voting rights in the combined entity and Renhuang China's senior management represents a majority of the senior management of the combined entity, Renhuang China was considered the acquirer for accounting purposes and we will account for the exchange transaction as a re-capitalization of Renhuang China.

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

RENHUANG PHARMACEUTICALS, INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED JULY 31, 2006 (In USD)

	Three months ended July 31, 2006
				Pro Forma
	Renhuang		Pro Forma	Consolidated
	China	Renhuang	Adjustments	Balance
	(a)	(b)	(c)
SALES	$5,413,888		$ $	$5,413,888

COST OF SALES	(2,402,354)			(2,402,354)
GROSS PROFIT/(LOSS)	3,011,534			3,011,534

SELLING AND DISTRIBUTION EXPENSES	(88,010)			(88,010)

GENERAL AND ADMINISTRATIVE EXPENSES	(306,489)			(306,489)

INCOME FROM OPERATIONS	2,617,035	—		2,617,035

FINANCE (COSTS) INCOME	4,980			4,980

INCOME BEFORE INCOME TAXES	2,622,015		—	2,622,015

INCOME TAXES	—			—
NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$2,622,015	$—	$—	$2,622,015

NET INCOME PER SHARE				0.0749

SHARES OUTSTANDING				34,999,601

CONDENSED NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REVERSE MERGER

In consideration for 29,750,000 shares of Renhuang, representing 85% of Renhuang's total issued and outstanding shares after giving effect to the Merger, Renhuang acquired - through a Share Exchange Agreement dated on August 28, 2006 - all of the issued and outstanding share capital of Harbin Renhuang Pharmaceutical Company Limited, incorporated in the British Virgin Island, (“BVI”), whose only assets are the total and issued outstanding shares of Renhuang China as further described in our current Form 8K dated and filed with the Securities and Exchange Commission on August 29, 2006, incorporated herein by reference.

NOTE 2 - PRO FORMA ADJUSTMENTS

Balance Sheets - as of July 31, 2006

(a)    Derived from the balance sheets of Renhuang China as of July 31, 2006

(b)    Derived from the balance sheet of Renhuang as of July, 31, 2006

(c)    Adjustments relating to the share exchange agreement and the acquisition of Renhuang China by Renhuang, including:

A.	To adjust for the exchange of Renhuang China shares for 29.75 million newly issued shares of Renhuang

B.	After the reverse merger, the Company has 34,999,601 shares common stock outstanding ($35,000 par value), allocated as follows:

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

NOTE 3 - REVISIONS TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These unaudited pro forma condensed consolidated financial statements have been revised in order to reduce our revenue and selling expenses due to the fact that the commission/rebate expenses should be net off against the revenue, rather than being reported as selling expenses and included in the revenue respectively.

As a result the sales, gross profit (loss), and selling and distribution expenses originally reported in these pro forma financial statements for the three months ended July 31, 2006 have been revised as follows:

	As Revised		As Originally Reported
		Pro Forma		Pro Forma
	Renhuang	Consolidated	Renhuang	Consolidated
	China	Balance	China	Balance
Sales	$5,413,888	$5,413,888	$5,919,510	$5,919,510

Gross Profit/(Loss)	3,011,534	3,011,534	3,517,156	3,517,156

Selling and Distribution Expenses	(88,010)	(88,010)	(593,632)	(593,632)

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion of the financial condition and results of operation of Renhuang Pharmaceuticals, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, actual results may differ materially from those anticipated in the forward-looking statements.

On September 7, 2006, we acquired 100% of the issued and outstanding shares of Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Island, (“BVI”), whose only asset was its wholly-owned subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”), which mainly focused on the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China. This transaction is referred to throughout this report as the “Merger.”

On May 1, 2006, Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”) transferred the majority of its operating assets, except buildings, account receivables, inventories and other assets with zero or insignificant value to Renhuang China. The principal business activities of Renhuang China remained unchanged. On March 3, 2006, Renhuang Medicine for Animals Co. Ltd., a company controlled by Mr. Li Shaoming, invested 25 million RMB (approximately US $3.3 million) in cash in Renhuang China.

The products are distributed through more than 60 sales offices with more than 2,000 commission-based sales people. Upon the effectiveness of the Merger, we adopted the business of Renhuang China, which we intend to continue as our sole line of business.

Upon closing of the Merger, BVI and Renhuang China became our wholly-owned subsidiary. The former stockholders of BVI currently own approximately 85% of our issued and outstanding common stock.

Since we intend to operate our sole line of business through Renhuang China, the analysis of the pro forma financial statements for the quarterly period ended July 31, 2006 is from the operations of Renhuang China.

Reverse Merger

Our acquisition of BVI and its wholly-owned subsidiary, Renhuang China, was accounted for as a reverse merger, because, after giving effect to the share exchanges, the former stockholders of BVI hold a majority of our outstanding common stock on a voting and fully diluted basis. As a result of the share exchanges, Renhuang China was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented are those of Renhuang China for all periods prior to our acquisition of BVI on September 7, 2006, and the financial statements of the consolidated companies from the acquisition date forward.

Results of Operations

We did not conduct operations during the quarter ended July 31, 2006. Our plan of operation for the year ending April 30, 2007 is to implement Renhuang China’s business strategy, which as discussed above involves the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as that term is defined by SEC regulations.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 1A Risk Factors

There are no material changes to the risk factors in our most recent First Amended Annual Report on Form 10-K/A for the fiscal year ended April 30, 2006.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5 Other Information

Harbin Renhuang Pharmaceutical, Co., Ltd. (Renhuang China) Merger with Renhuang Pharmaceuticals, Inc.

On September 7, 2006, pursuant to the Merger, we acquired BVI, including its wholly-owned and only subsidiary. Upon effectiveness of the Merger, our business was abandoned and the business plan of Renhuang China was adopted. The transaction was therefore accounted for as a reverse acquisition with BVI as the accounting acquirer and us as the accounting acquiree. On August 31, 2006, our Board of Directors approved the transaction.

We disclosed these events in our Current Report on Form 8-K, filed with the Commission on September 11, 2006, incorporating in such filing the audited financial statements of Renhuang China for the years ended October 31, 2005 and 2004, unaudited financials for the period November 1, 2005 to April 30, 2006, and condensed consolidated unaudited pro forma financial statements for the years ended October 31, 2005 and 2004.

Our unaudited pro forma financial statements for the quarterly period ended July 31, 2006 is included under Note 7, Subsequent Event, to our financial statements and are incorporated herein by reference.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Effective September 12, 2006, our Board of Directors appointed Ms. Edith Kong to our Board of Directors and as our Chief Financial Officer and Mr. Leo Wang resigned as a Director and our Chief Financial Officer.

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

Correction of Current Report on Form 8-K Disclosure

On September 11, 2006, we erroneously disclosed in our Current Report on Form 8-K, Item 16, Subsequent Event, that on February 15, 2006, Harbin Renhuang Pharmaceutical Co., Ltd. (“New Renhuang”) incorporated in the Peoples Republic of China, effective as of May 1, 2006, commenced operations and continued the operations unchanged of Renhuang Pharmaceutical Stock Co., Ltd. (“Old Renhuang”). The correct disclosure is as follows: Harbin Renhuang Pharmaceutical Stock Co. Ltd. was incorporated in 1996 in the Peoples Republic of China (“Old Renhuang”). Harbin Renhuang Pharmaceutical Co. Ltd. was incorporated in February 2006 in the Peoples Republic of China (“Renhuang China”). On March 3, 2006, Renhuang Medicine for Animals, a company controlled by Mr. Li Shaoming, invested 25 million RMB ($3.3 million) in cash in Renhuang China. On March 3, 2006, Old Renhuang transferred the majority of its operating assets, except buildings, and other with zero or insignificant value to Renhuang China. The principal business activities of Renhuang China remained unchanged.

On September 11, 2006, the Company erroneously disclosed in its Current Report on Form 8-K, under “RENHUANG PHARMACEUTICALS, INC. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET AS AT APRIL 30, 2006” that its pro forma additional paid-in-capital was US $38,131,193. The correct amount is US $28,465,271.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003

3.2 (2)	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006

3.3 (1)	Second Restated Bylaws

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.

(2)	Incorporated by reference to our First Annual Report on Form 10-K/A for the fiscal year ended April 30, 2006 dated February 22, 2007, filed with the Commission on February 22, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: February 27, 2007		/s/ Li Shaoming
	By:	Li Shaoming President and Chief Executive Officer

Dated: February 27, 2007		/s/ Zuoliang Wang
	By:	Zuoliang Wang Interim Chief Financial Officer