Form 10-Q
period 2007-01-31
RENHUANG PHARMACEUTICALS INC
filed 2007-03-19
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer _________ Accelerated filer _________ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No  X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 12, 2007, there were 35,000,181 shares of common stock, par value $0.001, issued and outstanding.

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

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

ITEM 1 Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2007

(Amounts in United States Dollars)

ASSETS

	January 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,786,802	$1,021,267
Accounts receivable, net (NOTE 5)	10,614,644	7,566,096
Inventories (NOTE 6)	1,629,150	622,144
Prepayments	434,812	102,473
Other receivables, net	1,513	1,143,834
Deferred expenses (NOTE 9)	117,336	115,823

TOTAL CURRENT ASSETS	15,584,257	10,571,637

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 7)	2,639,300	2,610,285

CONSTRUCTION IN PROGRESS (NOTE 8)	151,718	106,610

TOTAL ASSETS	$18,375,275	$13,288,532

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2007

(Amounts in United States Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payables and accruals (NOTE 10)
- due to related parties	$--	$419,910
- due to third parties	619,917	366,805
Other payables (NOTE 11)
- due to related parties	135,003	--
- due to third parties	1,331,295	1,877,042
TOTAL current LIABILITIES	2,086,215	2,663,757

TOTAL LIABILITIES	2,086,215	2,663,757

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001; authorized preferred shares 1,000,000	35,000	35,000
Additional Paid-in capital	6,310,822	6,310,822
Reserves (NOTE 13)	1,610,192	847,133
Retained earnings	8,110,203	3,378,081
Accumulated other comprehensive income	222,843	53,739
TOTAL STOCKHOLDERS' EQUITY	16,289,060	10,624,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,375,275	$13,288,532

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars, Except for Number of Common Shares)

(Unaudited)
SALES	$10,567,586

COST OF SALES	4,572,936

GROSS PROFIT	5,994,650

SELLING AND DISTRIBUTION EXPENSES	105,575

ADVERTISING	9,149

GENERAL AND ADMINISTRATIVE EXPENSES	319,785

DEPRECIATION AND AMORTIZATION	68,294

INCOME FROM OPERATIONS	5,491,847

OTHER INCOME	3,347

OTHER EXPENSES	13

INCOME BEFORE INCOME TAXES	5,495,181

INCOME TAXES	--

NET INCOME	5,495,181

NET INCOME PER COMMON SHARE BASIC AND FULLY DILUTED	0.157

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,000,181

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars)

					Accumulated
		Additional			Other
	Common	Paid-in		Retained	comprehensive	Total
	Stock	capital	Reserves	Earnings	income	Equity
Balance at October 31, 2006 (Audited)	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Net income for the period	--	--	--	5,495,181	--	5,495,181

Transfer to reserves	--	--	763,059	(763,059)	--	--

Other comprehensive income
- foreign currency translation	--	--	--	--	169,104	169,104

Balance at January 31, 2007 (Unaudited)	$35,000	$6,310,822	$1,610,192	$8,110,203	$222,843	$16,289,060

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars)

(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,495,181
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	68,294
Changes in operating assets and liabilities:
Accounts receivable, net	(3,048,548)
Inventories	(1,007,006)
Prepayments	(332,339)
Other receivables, net	1,142,321
Deferred expenses	(1,513)
Accounts payable and accruals	(166,798)
Other payables
- due to third parties	135,003
- due to related parties	(545,746)
NET CASH FROM OPERATING ACTIVITIES	1,738,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(97,309)
Construction in Progress	(45,108)
NET CASH USED IN INVESTING ACTIVITIES	$(142,417)

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,596,432

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	169,103

Cash and cash equivalents, beginning of period	1,021,267

Cash and cash equivalents, end of period	$2,786,802

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	--

Income taxes paid	--

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007

1.  REORGANIZATION TRANSACTIONS

On August 11, 2006, the Company performed a one for thirty reverse stock split, rounded up to the nearest whole share.

On September 7, 2006, the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island on January 18, 2006, (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the People’s Republic of China on February 15, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company's common stock, par value $0.001 per share (the “Common Stock”) to the BVI's stockholders, representing 85% of the Company's capital stock on a fully diluted basis after taking into account the contemplated transaction. This transaction is referred to throughout this report as the “Merger”.

The Merger agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2006. The foregoing description of the Merger and the transactions contemplated thereby do not purport to be complete and are qualified in their entireties to the Merger agreement.

On August 31, 2006, the Company's Board of Directors approved the Merger.

Upon closing of the Merger, BVI became a wholly owned subsidiary of the Company.

After giving effect to the Merger and the rounding up of shares after reverse stock split on August 11, 2006, the Company had 35,000,181 common shares issued and outstanding and the former stockholders of BVI own approximately 85% of the issued and outstanding Common Stock of the Company. Accordingly, the Merger represented a change in control of the Company.

On May 1, 2006, principal revenue producing activities in Harbin Renhuang Pharmaceuticals Stock Co., Ltd, the predecessor company, have been transferred to Renhuang China at the carrying amounts of the transferor.

On December 5, 2006, the Company’s Board of Directors approved a change in the Company’s fiscal year end from April 30 to October 31, effective with the Company’s Transitional Report on Form 10-K for the period ended October 31, 2006.

For accounting purposes, the Merger has been accounted for as a recapitalization with the Company as the accounting acquiree and the BVI as the accounting acquirer. Upon effectiveness of the Merger, Renhuang China's business plan became the business plan of the Company.

2.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Renhuang Pharmaceuticals, Inc., (“Renhuang”) or the (“Company”) was incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, the Company has undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, Anza Capital, Inc. and finally on July 28, 2006, the Company changed its name to Renhuang Pharmaceuticals, Inc.

On March 3, 2006 the Company discontinued its operations and became a “shell” company. As described above, on September 7, 2006, the Company closed the Merger transaction and became a company principally engaged in production and sales of nutraceutical and bio-pharmaceutical products.

Shares of the Company's Common Stock are trading on the NASD-Over the Counter (OTC) Bulletin Board Market under the symbol RHGP.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refer to the combined Renhuang Pharmaceuticals, Inc. entity.

The subsidiary company Harbin Renhuang Pharmaceuticals Co., Ltd (“the Subsidiary”) was incorporated at Harbin City in the People’s Republic of China (“the PRC” or “China”) in 1996. The Subsidiary is principally engaged in production and sales of nutraceutical and bio-pharmaceutical products including tablets, drinks and health food. The subsidiary’s extensive sales network covers various provinces, cities, and counties throughout China.

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

3.  BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles of the United States of America and include the financial statements of the Company and its wholly-owned subsidiary, Harbin Renhuang Pharmaceutical Company Limited and Harbin Renhuang Pharmaceutical Co. Ltd.

These consolidated financial statements should be read in conjunction with annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

4.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. An account is considered past due after ninety (90) days from the invoice date. The allowance on the doubtful accounts was $53,340 as at January 31, 2007.

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

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, accounts receivables, other receivables, accounts payable, other payables and accrued expenses and debts, approximates their fair value at January 31, 2007 due to the relatively short-term nature of these instruments.

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

Had this tax holiday not been available, income tax expense would have increased by approximately US$1,813,410 for the quarter ended January 31, 2007.

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

I.  IMPAIRMENT OF LONG-TERM ASSETS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of January 31, 2007, management expects its long-lived assets to be fully recoverable.

J.  FOREIGN CURRENCY TRANSLATION

Harbin Renhuang Pharmaceuticals Co., Ltd. maintains its books and accounting records in Renminbi (“RMB”), the PRC's currency, being the functional currency.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The Foreign exchange rate between the RMB and the United States dollar on January 31, 2007 and the average through October 31, 2006 to January 31, 2007 are:

Balance Sheet- Year end RMB : US$ exchange rate	7.7776:1
Operating Statement: Average quarterly RMB : US$ exchange rate	7.8262:1

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

The Company provides a rebate to the sales agents as an incentive plan. The rebate rate is setup for each product. When revenue is recognized, the revenue is reduced by the amount of rebate. On average, the rebate rate is 20% of gross revenue.

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

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales. No research and development costs were incurred during this period.
.
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

Q.  SEGMENTS

No business segment analysis is provided for the quarter ended January 31, 2007, as no revenue and no income from operations is attributable to the segment other than sales of pharmaceutical products.

Further, no geographical segment analysis is provided for the quarter ended January 31, 2007, as no revenue and no income from operations is attributable to the segment other than the Mainland China.

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

S.  COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $169,104, which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the quarter ended January 31, 2007 was $5,664,285.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended October 31, 2007. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended October 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended October 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

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

5.  ACCOUNTS RECEIVABLE

The Company's accounts receivable as at January 31, 2007 are summarized as follows:

	January 31, 2007	October 31, 2006
Accounts receivable	$10,667,984	$7,566,096
Less: Allowance for doubtful accounts	53,340	--
Accounts receivable, net	$10,614,644	$7,566,096

6.  INVENTORIES

The Company's inventories as at January 31, 2007 are summarized as follows:

	January 31, 2007	October 31, 2006
Raw materials	$1,513,067	$569,349
Finished goods	116,083	52,795
	$1,629,150	$622,144

Raw material is mainly comprised of Chinese herbs, herbal related ingredients and packing materials, and they were for manufacturing the products such as tablets and drinks.

The Company does not have obsolete inventories as of January 31, 2007 and October 31, 2006.

7.  PROPERTY, PLANT AND EQUIPMENT

	January 31, 2007	October 31, 2006
Cost:-
Plant and machinery	$2,812,072	$2,718,407
Office equipment and furnishings	9,508	3,966
Motor vehicles	19,929	19,672
	2,841,509	2,742,045

Less: Accumulated depreciation:-
Plant and machinery	201,204	131,405
Office equipment and furnishings	216	44
Motor vehicles	789	311
	202,209	131,760

Net book value	$2,639,300	$2,610,285

Depreciation expenses relating to property, plant and equipment were $68,294 for the quarter ended January 31, 2007.

8.  CONSTRUCTION IN PROGRESS

The balance of construction in progress of a warehouse is $151,718 and $106,610 as at January 31, 2007 and October 31, 2006 respectively. Pursuant to the contract, the project was supposed to be complete by October, 2006, however, due to severe weather conditions, the completion date of the above project has been delayed.

9.  DEFERRED EXPENSES

The deferred expenses are related to the cost of fund raising, which is disclosed in Note 17 subsequent event.

10.  ACCOUNTS PAYABLES AND ACCRUALS

The balances over 10% of the total balance as at January 31, 2007 are made up of $128,574, $102,411 and $77,081, which are accounted for 21%, 16% and 12% of the total balance respectively.

The balances as at October 31, 2006 includes $419,910 payable to a related party on the purchase of plant raw materials, which accounted for 66% of the total payable balance. Another account payable balance over 10% is $93,664, or 15% of the total payable balance.

The suppliers from whom the purchased amount is over 10% of the total purchase for the three months ended January 31, 2007 are listed as:

Supplier A:	$1,089,783	29%
Supplier B:	$ 574,114	15%
Supplier C:	$ 467,629	12%
Supplier D:	$ 379,789	10%

11.  OTHER PAYABLES

As at January 31, 2007, payable to related parties includes the rental payable of $135,003. Payable to third parties includes sales rebate payable of $637,753, VAT payable of $202,189, professional fee payable $307,500, and payroll payable $183,852 as of January 31, 2007.

The balance as at October 31, 2006 includes sales, rebate payable of $1,031,101, VAT payable of $419,121, professional fee payable of $302,500 and payroll payable of $124,320.

12.  INCOME TAXES

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

13.  RESERVES

The reserve funds at January 31, 2007 are comprised of the following:

	January 31, 2007	October 31, 2006
Statutory surplus reserve fund	$1,073,461	$564,756
Public welfare fund	536,731	282,377
	$1,610,192	$847,133

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

14.  RELATED PARTY TRANSACTIONS

The Company had the following significant related party transactions during the period:

■
Machinery and equipment of $2,700,062 was transferred from Harbin Renhuang Pharmaceutical Stock Co. Ltd., with which the Company is under the common control, as part of the paid - in capital of the Company. The machinery and equipment were transferred at the carrying amounts of the transferor.

■
The Company rented property and plant from its Predecessor Harbin Renhuang Pharmaceutical Stock Co. Ltd. The lease term is from May 1, 2006 to April 30, 2007, with monthly rental payment of $44,722. The rental is fair value as appraised by a third party property company.

15.  COMMITMENTS AND CONTINGENCIES

A.  CAPITAL AND LEASE COMMITMENTS

As of January 31, 2007, the Company has the following significant capital and lease commitments outstanding:

The Company rented property and plant from Harbin Renhuang Pharmaceutical Stock Co. Ltd. The lease term is from May 1, 2006 to April 30, 2007, with monthly rental payment $44,722. The rental is fair value as appraised by a third party property company.

B.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company.

16.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17.  SUBSEQUENT EVENT

On March 3, 2007, the Company acquired all the assets and assumed a bank loan with accrued interest of Qingyang Extracting Factory, from Zhongfa Industrial Group Yerui Pharmaceutical Co., Ltd. for a total amount of RMB 3.7 million or approximately USD $480,000. The assets acquired included inventories, customer purchase orders, accounts receivables, corporate name, patents, trademarks, equipment, customer lists and records and other assets that are used or held for use in connection with Business of Qingyang Extracting Factory. The Company paid USD $310,000 in cash and assumed a bank loan with China Agriculture Bank in the principal amount of USD $140,000 and accrued interest of USD $30,000 collateralized by the acquired assets. The transaction closed on March 3, 2007, and the Company has paid for the cash portion of the consideration USD $310,000 (RMB 2,415,000).

18.  COMPARATIVE FINANCIAL INFORMATION

As discussed in Note 1- reorganization transactions, the Company acquired Harbin Renhuang Pharmaceutical Company Limited and its wholly owned subsidiary, Harbin Renhuang Pharmaceutical Co., Ltd.

The comparative numbers are results of operations of Harbin Renhuang Pharmaceutical Stock Co. Ltd. from November 1, 2005 to January 31, 2006.

HARBIN RENHUANG PHARMACEUTICALS, INC.

BALANCE SHEET
AS OF JANUARY 31, 2006

(Amounts in United States Dollars)

ASSETS

January 31, 2006
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,386,447
Trade receivables, net	6,267,018
Inventories	2,956,977

TOTAL CURRENT ASSETS	10,610,442

PROPERTY, PLANT AND EQUIPMENT, NET	12,143,464

TOTAL ASSETS	$22,753,906

RENHUANG PHARMACEUTICALS, INC.

BALANCE SHEET
AS OF JANUARY 31, 2006

(Amounts in United States Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

January 31, 2006
(Unaudited)
CURRENT LIABILITIES
Accounts payables and accruals	$1,817,653
Bank loans	3,089,023
Other payables	2,496,891
TOTAL CURRENT LIABILITIES	7,403,567

NON-CURRENT LIABILITIES
Long-term bank loan	3,721,715

TOTAL LIABILITIES	11,125,282

STOCKHOLDERS' EQUITY
Register capital	9,665,922
Reserves	1,249,367
Retained earnings	470,847
Accumulated other comprehensive income	242,488
TOTAL STOCKHOLDERS' EQUITY	11,628,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,753,906

RENHUANG PHARMACEUTICALS, INC.

STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Unaudited)
SALES	$9,401,684

COST OF SALES	(4,942,186)

GROSS PROFIT	4,459,498

SELLING AND DISTRIBUTION EXPENSES	(108,078)

ADVERTISING	(1,954,509)

GENERAL AND ADMINISTRATIVE EXPENSES	(574,729)

RESEARCH AND DEVELOPMENT	(713,621)

AMORTIZATION AND DEPRECIATION	(144,901)

INCOME/(LOSS) FROM OPERATIONS	963,660

FINANCE COST	(56,366)

OTHER INCOME	4,767

GOVERNMENT GRANT	154,294

INCOME BEFORE INCOME TAXES	1,066,355

INCOME TAXES	--

NET INCOME	$1,066,355

 RENHUANG PHARMACEUTICALS, INC.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2006
(Amounts in United States Dollars)

(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,066,355
Adjustments to reconcile net income to net cash used in
operating activities :
Depreciation and amortization	144,901
Changes in operating assets and liabilities:
Trade receivables, net	(2,211,371)
Inventories	556,346
Prepayments	442,826
Other receivables, net	377,206
Accounts payable and accruals	720,734
Other payables	(1,178,570)
NET CASH USED IN OPERATING ACTIVITIES	(81,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(494,127)

NET CASH USED IN INVESTING ACTIVITIES	$(494,127)

RENHUANG PHARMACEUTICALS, INC.

STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2006
(Amounts in United States Dollars)

CASH FLOWS FROM FINANCING ACTIVITIES:
Inception of bank loans, net	613,415
Due to a director	(756,350)
Due to related parties	(1,363,411)

NET CASH USED IN FINANCING ACTIVITIES	(1,506,346)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,082,046)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29,091

Cash and cash equivalents, beginning of period	3,439,402

Cash and cash equivalents, end of period	$1,386,447

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$59,958

Income taxes paid	$--

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

As of March 3, 2006 we discontinued our previous operations as a company specializing in the providing of home financing through the brokerage of residential home loans. On September 7, 2006, we acquired 100% of the issued and outstanding shares of Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Islands, (‘‘BVI’’), whose only assets are 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the People’s Republic of China (“Renhuang China”) mainly focused on the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China.

On May 1, 2006, Harbin Renhuang Pharmaceutical Stock Co. Ltd., (“Old Renhuang”) transferred the majority of its operating assets to Renhuang China, with the exception of the buildings Old Renhuang owns (including where we rent our office space and production facilities), and Old Renhuang’s account receivables, inventories and other assets with zero or insignificant value. The principal business activities of Renhuang remained unchanged. On March 3, 2006, Renhuang Medicine for Animals Co. Ltd. a company controlled by our President and Chief Executive Officer, Mr. Li Shaoming, invested 25 million RMB (about US $3.3 million) in cash in Renhuang China.

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

Since we will operate Renhuang China as our sole line of business, the analysis of the pro forma financial statements for the three months ended on January 31, 2006 is the operation of Harbin Renhuang Pharmaceutical Co, Ltd. (Renhuang China).

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

Change in Fiscal Year

On December 5, 2006, our Board of Directors approved the change of our fiscal year end from April 30 to October 31. As a result we filed a Transitional Report for the six months ended October 31, 2006 on Form 10-K. For Old Renhuang’s three month comparative numbers for the same period in 2006, see Note 18 to the financial statements filed attached hereto. For our numbers from the same period one year ago (when we were Anza Capital, Inc.) please see our Quarterly Report on Form 10-Q for the three months ended January 31, 2006.

Since the change in our fiscal year occurred in conjunction with our shift from a shell company to a company specializing in the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China our previous operations are not relevant to our current operations and our previous operations are covered in our previous Quarterly Reports on Form 10-Q, therefore, this discussion focuses on the three month period from November 1, 2006 to January 31, 2007 and a comparison the Old Renhuang’s financial statements for the same period in 2006 (see Note 18 to the attached financial statements for Old Renhuang’s unaudited financial statements for the three months ended January 31, 2006).

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Introduction

For the three months ended January 31, 2007, we generated $10,567,586 in revenues on cost of sales of $4,572,936. With these revenues and cost of sales for the three months ended January 31, 2007, we had a net income from operations and a net income attributable to shareholders of $5,495,181. As noted above, we acquired the majority of our current operations from Old Renhuang. For the three months ended January 31, 2006, Old Renhuang had revenues of $9,401,684, on cost of sales of $4,942,186. With these revenues and costs of sales Old Renhuang had a net income from operations and a net income attributable to shareholders of $1,066,355.

Revenues, Expenses and Profit from Operations

	Three Months Ended January 31, 2007	Three Months Ended January 31, 2006 (Old Renhuang)

Revenue	$10,567,586	$9,401,684
Cost of Sales	(4,572,936)	(4,942,186)
Selling and Distribution Expenses	105,575	(108,078)
Advertising Expenses	9,149	(1,954,509)
General and Administrative Expenses	319,785	(574,729)
Research and Development	--	(713,621)
Depreciation and Amortization	68,294	(144,901)
Other Income/(Expenses)	3,334	102,695
Net Income	$5,495,181	$1,066,355

Revenues

Our revenues of $10,567,586 increased by over 12.4% when compared to Old Renhuang’s revenues from the same period one year ago of $9,401,684. Our revenues for the three months ended January 31, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products. The value percentage on the sales of those products are 51%, 18% and 31%, respectively.

Cost of Sales

Our cost of sales for the three months ended January 31, 2007, were $4,572,936, representing 43.3% of revenue and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $4,942,186, representing approximately 52.6% of sales in that period. The improvement of the percentage of cost to revenue is due to the economy of scales resulted from the growth of the production and sales. Costs allocated to the aforementioned products, Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products, are 48%, 7% and 45%, respectively.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the three-month period ended January 31, 2007, our selling and distribution expenses were $105,575, compared to Old Renhuang’s selling and distribution expenses of $108,078, for the same period one year ago.

Advertising Expenses

For the three months ended January 31, 2007, we had advertising expenses of $9,149. These advertising expenses were primarily related to the advertising of Acanthopanax. Old Renhuang’s advertising expenses were $1,954,509 for the same period one year ago. This significant decrease was due to the fact Old Renhuang had a more aggressive advertising strategy a year ago in order to increase name recognition in the South of China.

General and Administrative Expenses

Our general and administrative expenses were $319,785 for the three-month period ended January 31, 2007, compared to $574,729 during the same period one year ago for Old Renhuang. Of our current $319,785 general and administrative expenses, the primary expenses were as follows: $34,680 for traveling expenses, $134,093 for payroll, and $51,568 for office expenses. While for the same period one year ago, the expense include: $83,875 for traveling expenses, $90,482 for payroll and $137,956 for office expenses, and inventory obsolescence of $167,941.

Research and Development

For the three months ended January 31, 2007, we spent $0 on research and development compared to $713,621 for Old Renhuang during the same period one year ago. Our research and development expenses were significantly less when compared to Old Renhuang during the same period one year ago because the majority of the costs related to R&D activities are upfront one time payments paid to universities and research institutions, and thus, R&D expenses were incurred and recorded by Old Renhuang. For the current period the Company does not have new significant R&D projects.

Depreciation and Amortization

We had depreciation and amortization expenses of $68,294 for the three months from November 1, 2006 to January 31, 2007, which related to property, plant and equipment. This is compared to $144,901 for Old Renhuang for the same period one year ago, which included depreciation on buildings that were not transferred to the Company.

Net Income (Loss) from Operations
Our net income for the three months ended January 31, 2007, was $5,495,181, which increased by over 81% when compared to $1,066,355 for Old Renhuang for the same period one year ago. This increase in net income compared to Old Renhuang for the same period one year ago is primarily due to a 12% increase in sales and a decrease in our costs and expenses for the three months ended January 31, 2007, primarily a significant decrease in advertising costs, as discussed above.

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of January 31, 2007 and 2006 (Old Renhuang), respectively, are as follows:

	January 31, 2007	January 31, 2006 (Old Renhuang)

Cash and Cash Equivalents	$2,786,802	$1,386,447
Total Current Assets	15,584,257	10,610,442
Total Assets	18,375,275	22,753,906
Total Current Liabilities	2,086,215	7,403,567
Total Liabilities	$2,086,215	$11,125,282

Sources and Uses of Cash

Operations

Net cash from operating activities was $1,738,849 for the three months ended January 31, 2007, compared to net cash used in operating activities of $81,573 for Old Renhuang for the three months ended January 31, 2006. Our net cash used in operating activities for the current three month period was primarily ($3,048,548) in net accounts receivables, ($1,007,006) in inventories, $1,142,321 in other net receivables, ($166,798) in total accounts payable and accruals, and ($410,743) in other payables.

Investments

Net cash used in investing activities was ($142,417) for the three months ended January 31, 2007, compared to ($497,127) for Old Renhuang for the same period one year ago. For the three months ended January 31, 2007, our cash used in investing activities related to the acquisition of property, plant and equipment in the amount of ($97,309) and construction in progress in the amount of ($45,108).

Financing

Net cash from financing activities was $0 for the three months ended January 31, 2007, compared to net cash used in financing activities in the amount of $1,506,346 for Old Renhuang for the three months ended January 31, 2006. The contributors to the cash used in financing activities during three months ended January 31, 2006 included inception of bank loans for $613,415, payable to related parties of ($1,363,411), and payable to a director of ($756,350).

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Payments due by period
Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	$134,165	$134,165	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

As noted above, we do lease office space from Old Renhuang, but we rent the space pursuant to a one year lease and therefore, in accordance with GAAP, we have not capitalized this expense.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4 Controls and Procedures

Evaluation of disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer have concluded that as of January 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of January 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 1A Risk Factors

There are no material changes to the risk factors in our most recent Transitional Report on Form 10-K/A for the fiscal year ended October 31, 2006.

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

Effective on January 25, 2007, our Board of Directors hired Mr. Wang Zuoliang as our interim Chief Financial Officer to replace Ms. Kong. Mr. Wang has served as Chief Accounting Officer of Harbin Renhuang Pharmaceutical Co. Ltd., our wholly-owned subsidiary, since 2005. Mr. Wang has more than 10 years experience in accounting and is familiar with our financial condition and the internal preparation of our financial statements. From 2004 to 2005, Mr. Wang served as the Chief Financial Officer of Harbin Huijiabei Food Co. Ltd. From 2001 to 2004, Mr. Wang served as the manager of the accounting department of China Resource Breweries Limited, Harbin Office. Mr. Wang Zuoliang graduated from Qiqihaer Mechanic Institute in 1994 with a bachelor degree in engineering management.

We are in the process of interviewing candidates for a permanent Chief Financial Officer and hope to have a new permanent Chief Financial Officer hired in the near future. Once a new Chief Financial Officer is hired we will file a Form 8-K with information regarding the Chief Financial Officer, as required.

Effective on January 25, 2007, Mr. Pi Dianjun resigned from his position as a Director.

Effective on January 25, 2007, our Board of Directors appointed Mr. Andy Wu to the Board of Directors as an independent Director and as Chairman of our Audit Committee. Mr. Wu is currently a Tax Manager at PWC Beijing responsible for the overall operations of the Dalian office, including IIT filing, tax health check, assistance on setting up new enterprise/RO, assistance in tax audit defense, tax due diligence, tax review for IPO projects, assistance in negotiation for deemed profit rates, and general tax and business consulting. Mr. Wu has held this position since January, 2006. During 2005, Mr. Wu was an Assistant Tax Manager at KPMG Shanghai, with his main responsibilities involving general tax and business consulting and due diligence work. From August 2004 to March 2005, Mr. Wu was a Senior Tax Consultant with Deloitte’s Suzhou Office, primarily responsible for tax review, Due Diligence, IIT compliance, and general tax advisory projects. From March 1998 to August 2001, Mr. Wu was the Chief Officer of the Collections Division for the Nangang Branch of Harbin State Tax Bureau, where he was responsible for managing the operations of the Collections Division. Mr. Wu received a Doctorate Finance and Taxation from Xiamen University in June 2004, a Master in Finance and Taxation from Dongbei University of Finance in January 2001, and his Bachelor in Taxation from Xiamen University in July 1992.

Correction of Audit Fees in Annual Report on Form 10-K/A

Our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 filed with the Securities and Exchange Commission on February 22, 2007 reported the $125,000 in fees Schwartz Levitsky Feldman LLP billed us for the audit of our financial statements under “Audit-Related Fees.” These fees should have been listed under “Audit Fees” and not under “Audit-Related Fees.”

Acquisition of Extracting Factory

On March 3, 2007, we acquired all the assets and assumed a bank loan with accrued interest of Qingyang Extracting Factory, from Zhongfa Industrial Group Yerui Pharmaceutical Co., Ltd. for a total amount of RMB 3.7 million or approximately USD $480,000. The assets acquired included inventories, customer purchase orders, accounts receivables, corporate name, patents, trademarks, equipment, customer lists and records and other assets that are used or held for use in connection with Business of Qingyang Extracting Factory. We paid USD $310,000 in cash and assumed a bank loan with China Agriculture Bank in the principal amount of USD $140,000 and accrued interest of USD $30,000 collateralized by the acquired assets. The transaction closed on March 3, 2007, and we have paid the cash portion of the consideration USD $310,000 (RMB 2,415,000). The Qingyang Extracting Factor, located in Yanshou Township Harbin, China, is a manufacturing facility that processes raw herbal plants into extracts, which is the intermediate material for Chinese herbal medicine finished products. The factory is capable of processing approximately 18,000 tons of herbal raw materials into extract, doubling our current herbal extracting capacity.

ITEM 6 Exhibits

(a)  Exhibits

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003.

3.2 (5)	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006.

3.3 (1)	Second Restated Bylaws

10.1 (2)	Common Stock Purchase Agreement dated September 19, 2005.

10.2 (2)	Securities Purchase Agreement dated September 16, 2005.

10.3 (3)	Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

10.4 (3)	Stock Purchase Agreement dated September 30, 2005.

10.5 (4)	Securities Purchase Agreement dated September 16, 2005.

10.6 (5)	Loan Agreement with Heilongjiang Yuejintiande Building and Installation Project Co.,Ltd

10.7	Acquisition Agreement between Harbin Renhuang Pharmaceutical Co., Ltd. and Zhongfa Industrial Group Yerui Pharmaceutical Co., Ltd., dated February 28, 2007

21.1 (5)	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2005.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 3, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 14, 2005.
(5)	Incorporated by reference from our First Amended Transition Report on Form 10-K/A filed with the Commission on February 22, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: March 19, 2007		/s/ Li Shaoming
	By:	Li Shaoming
President and
Chief Executive Officer

Dated: March 19, 2007		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer