Form 10-Q
period 2007-04-30
RENHUANG PHARMACEUTICALS INC
filed 2007-06-14
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Registrant’s telephone number, including area code 86-451-5762-0378

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 7, 2007, there were 35,096,681 shares of common stock, par value $0.001, issued and outstanding.

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

ITEM 1	FINANCIAL STATEMENTS	4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.	30

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	37

ITEM 4	CONTROLS AND PROCEDURES	38

PART II

ITEM 1	LEGAL PROCEEDINGS	39

ITEM 1A	RISK FACTORS	39

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	PROCEEDS	39

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

ITEM 5	OTHER INFORMATION	39

ITEM 6	EXHIBITS	41

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

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2007

(Amounts in United States Dollars)

ASSETS

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$3,786,469	1,021,267
Trade receivables, net (Note 5)	11,859,115	7,566,096
Inventories (Note 6)	1,352,302	622,144
Prepaid expenses and deposits	135,883	102,473
Other receivables	20,172	1,143,834
Deferred expenses (Note 9)	118,434	115,823

TOTAL CURRENT ASSETS	17,272,375	10,571,637

PROPERTY, PLANT AND EQUIPMENT (Note 7)	2,615,139	2,610,285

CONSTRUCTION IN PROGRESS (Note 8)	667,575	106,610

TOTAL ASSETS	$20,555,089	13,288,532

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2007

(Amounts in United States Dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payables and accruals (Note 10)
- due to related parties	$-	$419,910
- due to third parties	519,822	366,805
Total accounts payables and accruals	519,822	786,715
Other payables (Note 11)	891,257	1,877,042

TOTAL CURRENT LIABILITIES	1,411,079	2,663,757

TOTAL LIABILITIES	1,411,079	2,663,757

STOCKHOLDERS’ EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001, authorized preferred shares 2,500,000	35,000	35,000
Additional paid in capital	6,333,264	6,310,822
Reserves	1,962,808	847,133
Retained earnings	10,420,513	3,378,081
Accumulated other comprehensive income	392,425	53,739

TOTAL STOCKHOLDERS’ EQUITY	19,144,010	10,624,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,555,089	13,288,532

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2007
(Amounts in United States Dollars, Except for Number of Common Shares)

	Three Months Ended April 30, 2007	Six Months Ended April 30, 2007
	(Unaudited)	(Unaudited)
SALES	$6,964,700	$17,532,286

COST OF SALES	(3,120,081)	(7,693,017)

GROSS PROFIT	3,844,619	9,839,269

SELLING AND DISTRIBUTION EXPENSES	(16,871)	(122,446)

ADVERTISING EXPENSE	(163,532)	(172,681)

GENERAL AND ADMINISTRATIVE EXPENSES	(369,728)	(636,504)

PROVISION FOR DOUBTFUL ACCOUNTS	(568,113)	(621,122)

DEPRECIATION AND AMORTIZATION	(70,181)	(138,475)

INCOME FROM OPERATIONS	2,656,194	8,148,041

OTHER INCOME	6,732	10,066

INCOME BEFORE INCOME TAXES	2,662,926	8,158,107

INCOME TAXES	--	--

NET INCOME	$2,662,926	$8,158,107

BASIC EARNINGS PER SHARE	0.076	0.233

DILUTED EARNING PER SHARE	0.076	0.233

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	35,000,181	35,000,181

DILUTED	35,002,420	35,000,181

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Amounts in United States Dollars)

					Accumulated
		Additional			Other
	Common	Paid-in		Retained	comprehensive	Total
	Stock	capital	Reserves	Earnings	income	Equity
Balance at October 31, 2006 (Audited)	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Net income for Q12007	--	--	--	5,495,181	--	5,495,181

Transfer to reserves			763,059	(763,059)		--

Other comprehensive income
- foreign currency translation					169,104	169,104

Balance at January 31, 2007 (Unaudited)	$35,000	$6,310,822	$1,610,192	$8,110,203	$222,843	$16,289,060

Net income for Q2 2007	--	--	--	2,662,926	--	2,662,926

Transfer to reserves	--	--	352,616	(352,616)	--	--

Warrants issued to director		22,442				22,442

Other comprehensive income
- foreign currency translation	--	--	--	--	169,582	169,582

Balance at January 31, 2007 (Unaudited)	$35,000	$6,333,264	$1,962,808	$10,420,513	$392,425	$19,144,010

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Amounts in United States Dollars)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,158,107
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	138,475
Fair Value of Warrants Issued	22,442
Changes in operating assets and liabilities:
Trade receivables, net	(4,293,019)
Inventories	(730,158)
Other receivables, net	1,123,662
Deferred expenses	(2,610)
Prepaid expenses and deposits	(33,410)
Accounts payable and accruals	(266,893)
Other Payable	(985,785)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,130,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(143,330)
Construction in Progress	(560,965)
NET CASH USED IN INVESTING ACTIVITIES	$(704,295)

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Amounts in United States Dollars)

(Unaudited)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,426,516

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	338,686

Cash and cash equivalents, beginning of period	1,021,267

Cash and cash equivalents, end of period	$3,786,469

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$45,996

Income taxes paid	$--

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

1.	REORGANIZATION TRANSACTIONS

On August 11, 2006, the Company performed a one for thirty reverse stock split, rounded up to the nearest whole share.

On September 7, 2006, the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island on January 18, 2006, (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the People’s Republic of China on February 15, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. This transaction is referred to throughout this report as the “Merger”.

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

On December 5, 2006, the Company’s Board of Directors approved a change in the Company’s fiscal year end from April 30 to October 31, effective with the Company’s Transitional Report on Form 10-K for the period ended as of October 31, 2006.

For accounting purposes, the Merger has been accounted for as a recapitalization with the Company as the accounting acquiree and the BVI as the accounting acquirer. Upon effectiveness of the Merger, Renhuang China’s business plan became the business plan of the Company.

On March 3, 2007, the Company acquired all the assets and assumed a bank loan with accrued interest of Qingyang Extracting Factory, from Zhongfa Industrial Group Yerui Pharmaceutical Co., Ltd. for a total amount of RMB 3.7 million or approximately USD $480,000. The Company paid USD $310,000 in cash and assumed a bank loan with China Agriculture Bank in the principal amount of USD $140,000 and accrued interest of USD $30,000 collateralized by the acquired assets. The transaction closed on March 3, 2007, and the Company has paid for the cash portion of the consideration USD $310,000 (RMB 2,415,000). The acquisition price of RMB 3.7 million had been allocated to various assets at their fair market value.

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

On September 7, 2006, the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island on January 18, 2006, (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the People’s Republic of China on February 15, 2006 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. This transaction is referred to throughout this report as the “Merger”.

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

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of managements, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

4.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A.	CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B.	ACCOUNTS RECEIVABLE

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. An account is considered past due after ninety (90) days from the invoice date. The allowance on the doubtful accounts was $624,164 as at April 30, 2007.

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

The carrying value of financial instruments including cash, accounts receivables, other receivables, accounts payable, other payables and accrued expenses and debts, approximates their fair value at April 30, 2007 due to the relatively short-term nature of these instruments.

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

Had this tax holiday not been available, income tax expense would have increased by approximately US$878,766 for the quarter ended April 30, 2007.

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

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of April 30, 2007, management expects its long-lived assets to be fully recoverable.

J.	FOREIGN CURRENCY TRANSLATION

Harbin Renhuang Pharmaceuticals Co., Ltd. maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The Foreign exchange rate between the RMB and the United States dollar on April 30, 2007 and the average through January 31, 2007 to April 30, 2007 are:

Balance Sheet- Year end RMB : US$ exchange rate	7.7055:1
Operating Statement: Average quarterly RMB : US$ exchange rate	7.7355:1

K.	USE OF ESTIMATES

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable

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

No business segment analysis is provided for the quarter ended April 30, 2007, as no revenue and no income from operations is attributable to the segment other than sales of pharmaceutical products.

Further, no geographical segment analysis is provided for the quarter ended April 30, 2007, as no revenue and no income from operations is attributable to the segment other than the Mainland China.

R.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available.

Diluted earnings per share is computed using the treasury stock method, taking into account the effect of the potential conversion of warrants into common shares and if the additional common shares were dilutive.

S.	COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $338,686, which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the quarter and six months ended April 30, 2007 was $2,832,508 and $8,496,793, respectively.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employer’s defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer’s fiscal year-end. Statement No. 158 effective for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“ SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial statements.

5.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable as at April 30, 2007 are summarized as follows:

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
Accounts receivable	$12,483,279	$7,566,096
Less: Allowance for doubtful accounts	624,164
Accounts receivable, net	$11,859,115	$7,566,096

The balance over 10% of the total balance as at April 30, 2007 are made up of $1,538,412, $1,276,151 and $1,207,428, which are accounted for 13%, 11% and 10% of the total balance respectively.

The customers who owed over 10% in value of the total sales as at April 30, 2007 are listed as:

Customer A:	$820,176	10%
Customer B:	$758,904	10%

6.	INVENTORIES

The Company’s inventories as at April 30, 2007 are summarized as follows:

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
Raw materials	$1,208,071	$569,349
Finished goods	144,231	52,795
	$1,352,302	$622,144

Raw material is mainly comprised of Chinese herbs, herbal related ingredients and packing materials, and they were for manufacturing the products such as tablets and drinks.

The Company does not have obsolete inventories as of April 30, 2007 and October 31, 2006.

7.	PROPERTY, PLANT AND EQUIPMENT

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
Cost:-
Plant and machinery	$2,840,889	$2,718,407
Office equipment and furnishings	13,873	3,966
Motor vehicles	34,893	19,672
	2,889,655	2,742,045

Less: Accumulated depreciation:-
Plant and machinery	272,729	131,405
Office equipment and furnishings	513	44
Motor vehicles	1,274	311
	274,516	131,760

Net book value	$2,615,139	$2,610,285

Depreciation expenses relating to property, plant and equipment were $70,181 for the quarter ended April 30, 2007, and $138,475 for the six months ended April 30, 2007.

8.	CONSTRUCTION IN PROGRESS

The balance of construction in progress of a warehouse is $667,575 and $106,610 as at April 30, 2007 and October 31, 2006 respectively. Pursuant to the contract, the project was supposed to be complete by October, 2006, however, due to severe weather conditions, the completion date of the above project has been delayed.

The increase in the CIP of $467,199 (RMB 3.6 million) related to the assets purchase from Qing Yang Extracting Factory, which closed on March 3, 2007. These assets have not been utilized as further construction is to be completed at the end of 2007.

9.	DEFERRED EXPENSES

The deferred expenses are related to the cost of fund raising, which is disclosed in Note 17 subsequent event.

10.	ACCOUNTS PAYABLES AND ACCRUALS

The balances over 10% of the total balance as at April 30, 2007 are made up of $94,872, and $67,225, which are accounted for 18% and 13% of the total balance respectively.

The balance as at October 31, 2006 includes $419,901 payable to a related party on the purchase of plant raw materials, which accounted for 66% of the total payable balance. Another account payable balance over 10% is $93,664, or 15% of the total payable balance.

The suppliers from whom the purchased amount is over 10% of the total purchase for the three months ended April 30, 2007 are listed as:

Supplier A:	$495,254	30%
Supplier B:	$231,909	14%
Supplier C:	$209,166	13%
Supplier D:	$166,244	10%

11.	OTHER PAYABLES

The balance as at April 30, 2007 includes professional fee payable $307,500, sales rebate payable of $298,630, payroll payable of $35,000, VAT payable of $52,177, social insurance payable of $182,380, and accrual of employee training for $15,570.

As at October 31, 2006, the balance includes sales, rebate payable of $1,031,101, VAT payable of $419,121, professional fee payable of $302,500 and payroll payable of $124,320

12.	INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the years of 2006 and 2007, the Company was granted tax holiday and concession and is entitled to full exemption from corporation income taxes up to December 2007. From 2008 onwards, the Company also receives a special income tax rate of 15% as it is wholly foreign owned company where there is tax exemption for certain enterprises.

13.	RESERVES

The reserve funds at April 30, 2007 are comprised of the following:

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
Statutory surplus reserve fund	$1,308,539	$564,756
Public welfare fund	654,269	282,377
	$1,962,808	$847,133

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

14.	WARRANTS

At April 30, 2007 (Unaudited), the following table summarizes the changes in warrants outstanding and the related prices for the shares of the company’s common stock issued to non-employees of the company. These warrants were granted in lieu of cash for compensation for services performed of a newly appointed director.

Warrants Outstanding			Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)

$3.02	15,000	2.96	$3.02	15,000	2.96

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	0	0
Granted	15,000	$3.02
Exercised	--	--
Cancelled or expired	--	--
Outstanding at April 30, 2007	15,000	$3.02

The estimated value of the compensatory warrants granted to Director in exchange for services was determined using the Black-Scholes pricing model and the following assumptions:

2007
Significant assumptions (weighted-average)
Risk-free interest rate at grant date	4.74%
Expected stock price volatility	70.83%
Expected dividend payout	--
Expected option life-years (a)	3

The Company entered into a Director appointment agreement with Mr. Magnus Moliteus dated April 16, 2007, pursuant to which the Company issued Mr. Magnus Moliteus 15,000 warrants, which terminates on April 16, 2010, to purchase 15,000 shares of Renhuang’s common stock at $3.02 per share. The Company valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a combined value of $22,442. This amount was charged to expense on the Company’s financial statements for the three months ending April 30, 2007 (Unaudited)

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

As of April 30, 2007, the Company has the following significant capital and lease commitments outstanding:

The Company rented property and plant from Hei Long Jiang Jiu San You Zhi Co., Ltd. The lease term is from May 1, 2007 to April 30, 2010, with total rental payment $328,337.

April 30, 2007 (Unaudited)
within 1 year	$105,119
1-2 years	111,609
2 -3 years	111,609
Total	$328,337

B.	LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company.

17.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company faces a number of risks and challenges since its operations are in the PRC. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

18.	SUBSEQUENT EVENT

As further described in Note 1, Renhuang Pharmaceuticals, Inc., consummated a Reverse Merger on September 7, 2006. As a continuation thereof, the Company is currently in negotiations with various investors regarding financing and it is anticipated that the Company will consummate a finance transaction with one or more of them in the near future.

Pursuant to the appointment agreement discussed in Note 14, besides the 15,000 warrants issued upon acceptance to the newly appointed director as compensation, each July 31, commencing 2007, the Company issues additional 10,000 warrants to the Director to acquire 10,000 shares of common stock exercisable for three (3) years, at an exercise price equal to the fair market value of Renhuang’s stock as of the date of grant and $10,000.

19.	COMPARATIVE FINANCIAL INFORMATION

As discussed in note 1- reorganization transactions, the Company acquired Harbin Renhuang Pharmaceutical Company Limited and its wholly owned subsidiary, Harbin Renhuang Pharmaceutical Co., Ltd.

The comparative numbers are results of operations of Harbin Renhuang Pharmaceutical Stock Co. Ltd. for the three months and six months ended April 30, 2006.

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

BALANCE SHEETS
AS OF APRIL 30, 2006
(Amounts in United States Dollars)

ASSETS

April 30, 2006
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,225,895
Trade receivables, net	5,383,233
Inventories	2,402,320
Prepayments	949,225
Other receivables, net	494,202
Due from related parties, net	278,050
Due from a director	1,157,668
Deferred expenses	694,211

TOTAL CURRENT ASSETS	13,584,804

LAND USE RIGHTS	138,509

PROPERTY, PLANT AND EQUIPMENT, NET	10,465,187

TOTAL ASSETS	$24,188,500

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

BALANCE SHEETS
AS OF APRIL 30, 2006

(Amounts in United States Dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

April 30, 2006
(Unaudited)
CURRENT LIABILITIES
Accounts payables and accruals	$1,332,885
Advance from customers	374,734
Bank loans	1,996,531
Other payables	4,678,858
Due to a director	997,853

TOTAL current LIABILITIES	9,380,861

NON-CURRENT LIABILITIES
Long-term bank loan	3,743,496

TOTAL LIABILITIES	13,124,357

STOCKHOLDERS’ EQUITY
Registered capital	9,665,922
Reserves	1,245,374
Retained earnings (Deficit)	(137,608)
Accumulated other comprehensive income	290,455

TOTAL STOCKHOLDERS’ EQUITY	11,064,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,188,500

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

STATEMENT OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2006

(Amounts in United States Dollars)

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
	(Unaudited)	(Unaudited)
SALES	$7,026,237	16,427,921

COST OF SALES	(3,921,041)	(8,863,227)

GROSS PROFIT	3,105,196	7,564,694

SELLING AND DISTRIBUTION EXPENSES	(469,292)	(577,370)

ADVERTISING	(963,479)	(2,917,988)

GENERAL AND ADMINISTRATIVE EXPENSES	(1,057,561)	(1,632,290)

RESEARCH AND DEVELOPMENT	(103,926)	(817,547)

AMORTIZATION AND DEPRECIATION	(183,150)	(328,051)

PROVISION FOR DOUBTFUL ACCOUNTS	(622,618)	(622,618)

INCOME/(LOSS) FROM OPERATIONS	(294,830)	668,830

FINANCE COST	(303,099)	(359,465)

OTHER EXPENSE	(11,548)	(6,781)

GOVERNMENT GRANT	1,022	155,316

INCOME/(LOSS) BEFORE INCOME TAXES	(608,455)	457,900

INCOME TAXES	--	--

NET INCOME/(LOSS)	$(608,455)	457,900

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2006
(Amounts in United States Dollars)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$457,900
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	328,051
Changes in operating assets and liabilities:
Trade receivables, net	(1,327,585)
Inventories	1,111,003
Prepayments	(506,399)
Other receivables, net	(116,993)
Deferred expenses	(694,211)
Advances from customers	228,219
Accounts payable and accruals	(180,641)
Other payables	203,108
NET CASH USED IN OPERATING ACTIVITIES	(497,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,876,244)
Disposition of property, plant and equipment	2,739,663
NET CASH PROVIDED BY INVESTING ACTIVITIES	$863,419

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2006
(Amounts in United States Dollars)

(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans, net	(482,398)
Due to a director	(916,165)
Due to related parties	(278,050)

NET CASH USED IN FINANCING ACTIVITIES	(1,676,613)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,310,742)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	97,235

Cash and cash equivalents, beginning of period	3,439,402

Cash and cash equivalents, end of period	$2,225,895

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$245,145

Income taxes paid	$--

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

As of March 3, 2006 we discontinued our previous operations as a company specializing in the providing of home financing through the brokerage of residential home loans. On September 7, 2006, we acquired 100% of the issued and outstanding shares of Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Islands, (“BVI’’), whose only assets are 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the People’s Republic of China (“Renhuang China”) mainly focused on the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China.

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

Since we will operate Renhuang China as our sole line of business, the analysis of the pro forma financial statements for the three months and six months ended on April 30, 2006 is the operation of Harbin Renhuang Pharmaceutical Co, Ltd. (Renhuang China).

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

Change in Fiscal Year

On December 5, 2006, our Board of Directors approved the change of our fiscal year end from April 30 to October 31. As a result we filed a Transitional Report for the six months ended October 31, 2006 on Form 10-K. For Old Renhuang’s three month comparative numbers for the same period in 2006, see Note 18 to the financial statements filed attached hereto. For our numbers from the same period one year ago (when we were Anza Capital, Inc.) please see our Quarterly Report on Form 10-Q for the three months ended April 30, 2006.

Since the change in our fiscal year occurred in conjunction with our shift from a shell company to a company specializing in the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China our previous operations are not relevant to our current operations and our previous operations are covered in our previous Quarterly Reports on Form 10-Q, therefore, this discussion focuses on the three month and six months ended April 30, 2007 and a comparison the Old Renhuang’s financial statements for the same period in 2006 (see Note 18 to the attached financial statements for Old Renhuang’s unaudited financial statements for the three months and six months ended April 30, 2006).

Assets Acquisition

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

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Introduction

For the three months ended April 30, 2007, we generated $6,964,700 in revenues on cost of sales of $3,120,081. With these revenues and cost of sales for the three months ended April 30, 2007, we had a net income from operations and a net income attributable to shareholders of $2,662,926. As noted above, we acquired the majority of our current operations from Old Renhuang. For the three months ended April 30, 2006, Old Renhuang had revenues of $7,026,237, on cost of sales of $3,921,041. With these revenues and costs of sales Old Renhuang had a net loss of $608,455.

Revenues, Expenses and Profit from Operations

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006 (Old Renhuang))

Revenue	$6,964,700	$7,026,237
Cost of Sales	(3,120,081)	(3,921,041)
Selling and Distribution Expenses	(16,871)	(469,292)
Advertising Expenses	(163,532)	(963,479)
General and Administrative Expenses	(369,728)	(1,057,561)
Research and Development	--	(103,926)
Provision for doubtful Accounts	(568,113)	(622,618)
Depreciation and Amortization	(70,181)	(183,150)
Finance Cost	--	(303,099)
Government Grant	--	1,022
Other Income/(Expenses)	6,732	(11,548)
Net Income	$2,662,926	$(608,455)

Revenues

Our revenues of $6,964,700 decreased by 1% when compared to Old Renhuang’s revenues from the same period one year ago of $7,026,237. Our revenues for the three months ended April 30, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products. The value percentage on the sales of those products are 50%, 19% and 31%, respectively.

Cost of Sales

Our cost of sales for the three months ended April 30, 2007 were $3,120,081, representing 45% of revenue and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $3,921,041, representing approximately 56% of sales in that period. The improvement of the percentage of cost to revenue is due to the economy of scales resulted from the growth of the production and sales. Costs allocated to the aforementioned products, Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products are 51%, 14% and 35% respectively.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the three-month period ended April 30, 2007, our selling and distribution expenses were $16,871, decreased by $452,421 or 96% from Old Renhuang’s selling and distribution expenses of $469,292, for the same period one year ago largely due to lower traveling expense with improved management of marketing channels.

Advertising Expenses

For the three months ended April 30, 2007, we had advertising expenses of $163,532. These advertising expenses were primarily related to the advertising of Acanthopanax. Old Renhuang’s advertising expenses were $963,479 for the same period one year ago. This significant decrease was due to the fact Old Renhuang had a more aggressive advertising strategy a year ago in order to increase name recognition in the South of China.

General and Administrative Expenses

Our general and administrative expenses were $369,728 for the three-month period ended April 30, 2007, compared to $1,057,561 during the same period one year ago for Old Renhuang. The decrease is due mainly to the decrease of inventory obsolescence as a result of more efficient inventory management. Of our current $369,728 general and administrative expenses, the primary expenses were as follows: $97,521 for payroll, and $86,272 for professional fee, and $49,086 for accrual of social insurance.

Research and Development

For the three months ended April 30, 2007, we spent $0 on research and development compared to $103,926 for Old Renhuang during the same period one year ago. Our research and development expenses were less when compared to Old Renhuang during the same period one year ago because the majority of the costs related to R&D activities are upfront one time payments paid to universities and research institutions, and thus, R&D expenses were incurred and recorded by Old Renhuang. For the current period the Company does not have new significant R&D projects.

Depreciation and Amortization

We had depreciation and amortization expenses of $70,181 for the three months from February 1 to April 30, 2007, which related to property, plant and equipment. This is compared to $183,150 for Old Renhuang for the same period one year ago, which included depreciation on buildings that were not transferred to the Company.

Provision for Doubtful Accounts

Provision for doubtful accounts for the three months ended April 30, 2007 was $568,113, comparable to $622,618 for the same period last year, with a slight drop of $54,505 or 9%. The comparability of the two periods was consistent with the comparability of revenue between the two periods.

Finance Cost

Finance cost was zero for the three months ended April 30, 2007, dropped significantly from $303,099 for the same period last year, as the Company did not acquire any debt from the old Renhuang upon the reconstruction as described in Note 1 to the financial statements for Quarter 2, 2007.

Net Income (Loss) from Operations

Our net income for the three months ended April 30, 2007, was $2,662,926, while Old Renhuang incurred a net loss during the same period one year ago. This significant improvement in net income over Old Renhuang for the same period one year ago is primarily due to significant decreases in cost of sales and various expenses.

Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006

Introduction

For the six months ended April 30, 2007, we generated $17,532,286 in revenues on cost of sales of $7,693,017. With these revenues and cost of sales for the three months ended April 30, 2007, we had a net income from operations and a net income attributable to shareholders of $8,158,107. As noted above, we acquired the majority of our current operations from Old Renhuang. For the six months ended April 30, 2006, Old Renhuang had revenues of $16,427,921, on cost of sales of $8,863,227. With these revenues and costs of sales Old Renhuang had a net income of $457,900.

Revenues, Expenses and Profit from Operations

	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006 (Old Renhuang)

Revenue	$17,532,286	$16,427,921
Cost of Sales	(7,693,017))	(8,863,227)
Selling and Distribution Expenses	(122,446)	(577,370)
Advertising Expenses	(172,681)	(2,917,988)
General and Administrative Expenses	(636,504)	(1,632,290)
Research and Development	--	(817,547)
Provision for doubtful Accounts	(621,122)	(622,618)
Depreciation and Amortization	(138,475)	(328,051)
Finance Cost	--	(359,465)
Government Grant	--	155,316
Other Income/(Expenses)	10,066	(6,781)
Net Income	$8,158,107	$(457,900)

Revenues

Our revenues of $17,532,286 increased by 1.1 million or 7% when compared to Old Renhuang’s revenues from the same period one year ago of $16,427,921. Our revenues for the six months ended April 30, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales

Our cost of sales for the six months ended April 30, 2007, were $7,693,017, representing 44% of revenue and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $8,863,227, representing approximately 54% of sales in that period. The improvement of the percentage of cost to revenue is due to the economy of scales resulted from the growth of the production and sales.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the six-month period ended April 30, 2007, our selling and distribution expenses were $122,446, decreased by $454,924 or 79% from Old Renhuang’s selling and distribution expenses of $577,370, for the same period one year ago largely due to lower traveling expense with improved management of marketing channels.

Advertising Expenses

For the six months ended April 30, 2007, we had advertising expenses of $172,681. These advertising expenses were primarily related to the advertising of Acanthopanax. Old Renhuang’s advertising expenses were $2,917,988 for the same period one year ago. This significant decrease was due to the fact Old Renhuang had a more aggressive advertising strategy a year ago in order to increase name recognition in the South of China.

General and Administrative Expenses

Our general and administrative expenses were $636,504 for the six-month period ended April 30, 2007, compared to $1,632,290 during the same period one year ago for Old Renhuang, largely due to the decrease of inventory obsolescence, traveling expense and office expense

Research and Development

For the six months ended April 30, 2007, we spent $0 on research and development compared to $817,547 for Old Renhuang during the same period one year ago. Our research and development expenses were less when compared to Old Renhuang during the same period one year ago because the majority of the costs related to R&D activities are upfront one time payments paid to universities and research institutions, and thus, R&D expenses were incurred and recorded by Old Renhuang. For the current period the Company does not have new significant R&D projects.

Provision for Doubtful Accounts

Provision for doubtful accounts for the six months ended April 30, 2007 was $621,122, comparable to $ 622,618 for the same period last year. The comparability of the two periods was consistent with the comparability of revenue between the two periods.

Depreciation and Amortization

We had depreciation and amortization expenses of $138,475 for the six months from November 1, 2006 to April 30, 2007, which related to property, plant and equipment. This is compared to $328,051 for Old Renhuang for the same period one year ago, which included depreciation on buildings that were not transferred to the Company.

Finance Cost

Finance cost was zero for the six months ended April 30, 2007, dropped significantly from $359,465 for the same period last year because the Company did not acquire any debt from the old Renhuang upon the reconstruction as described in Note 1 to the financial statements for Quarter 2, 2007.

Government Grant

Government grant was 0 for the six months ended April 30, 2007, compared to $155,316 for the six months ended April 30, 2006. The Government Grant for the six months ended April 30, 2006 was related to the new products research development and production. There were no new products in the six months ended April 30, 2007.

Net Income (Loss) from Operations

Our net income for the six months ended April 30, 2007, was $8,158,107, which increased by over 1682% when compared to $457,900 for Old Renhuang for the same period one year ago. This significant improvement in net income over Old Renhuang for the same period one year ago is primarily due to significant decreases in cost of sales and various expenses.

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of April 30, 2007 and 2006 (Old Renhuang), respectively, are as follows:

	April 30, 2007	April 30, 2006 (Old Renhuang)

Cash and Cash Equivalents	$3,786,469	$2,225,895
Total Current Assets	17,272,375	13,584,804
Total Assets	20,555,089	24,188,500
Total Current Liabilities	1,411,079	9,380,861
Total Liabilities	$1,411,079	$13,124,357

Sources and Uses of Cash

Operations

Net cash generated from operating activities was $3,130,811 for the six months ended April 30, 2007, compared to net cash used in operating activities of $(497,548) for Old Renhuang for the six months ended April 30, 2006. Our net cash used in operating activities for the current six month period was primarily $(4,293,019) in net accounts receivables, $(730,158) in inventories, $1,123,662 from reduction of other net receivables, ($266,893) in total accounts payable and accruals, and ($985,785) in other payables.

Investments

Net cash used in investing activities was $704,295 for the six months ended April 30, 2007, compared to $863,419 for Old Renhuang for the same period one year ago. For the six months ended April 30, 2007, our cash used in investing activities related to the acquisition of property, plant and equipment in the amount of $(143,330) and construction in progress in the amount of $(560,965).

Financing

Net cash from financing activities was $0 for the six months ended April 30, 2007, compared to net cash used in financing activities in the amount of $(1,676,613) for Old Renhuang for the six months ended April 30, 2006. The contributors to the cash used in financing activities during six months ended April 30, 2006 included repayment of bank loans for $(482,398), payable to related parties of $(278,050), and payable to a director of $(916,165).

Debt Instruments, Guarantees, and Related Covenants

The Company does not have any long term debt and short term debt, and has not entered into any guarantee arrangements or other related covenants.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Payments due by period
Obligations	Total	1 Year	1-2 Years	2-3 Years	3-5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	$328,337	$105,119	$$111,609	$111,609	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

The lease obligation was pursuant to a lease of office space from a third party. The lease was classified as operational lease in accordance with GAAP.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2007, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company.

Changes in Internal Control over Financial Reporting

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

Effective on April 16, 2007, our Board of Directors appointed Mr. Magnus Moliteus to the Board of Directors as an independent Director. Since 2001, Mr. Moliteus has been a consultant to the healthcare industry and Chairman of COM Consulting, Inc., a privately held firm, which enhances Swedish-American relations particularly between health care companies. From 1995 to 2001, Mr. Moliteus served as Executive Director of Invest at Sweden Agency, U.S., a Swedish government agency. From 1977 to 1990, he was Chief Executive Officer of Pharmacia, Inc. (now owned by Pfizer, Inc.).

As compensation for his services as a Director, Mr. Moliteus will receive options to acquire 15,000 options at signing, plus an additional 10,000 options and $10,000 annually thereafter, with the first payment to be paid at the end of July, 2007. On May 17, 2007, Mr. Moliteus received his 15,000 options, at an exercise price of $3.02, in accordance with his agreement.

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

ITEM 6	Exhibits

(a)	Exhibits

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003.

3.2 (5)	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006.

3.3 (1)	Second Restated Bylaws

10.1 (2)	Common Stock Purchase Agreement dated September 19, 2005.

10.2 (2)	Securities Purchase Agreement dated September 16, 2005.

10.3 (3)	Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

10.4 (3)	Stock Purchase Agreement dated September 30, 2005.

10.5 (4)	Securities Purchase Agreement dated September 16, 2005.

10.6 (5)	Loan Agreement with Heilongjiang Yuejintiande Building and Installation Project Co.,Ltd

10.7 (6)	Acquisition Agreement between Harbin Renhuang Pharmaceutical Co., Ltd. and Zhongfa Industrial Group Yerui Pharmaceutical Co., Ltd., dated February 28, 2007

21.1 (5)	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2005.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 3, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 14, 2005.

(5)	Incorporated by reference from our First Amended Transition Report on Form 10-K/A filed with the Commission on February 22, 2007.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended January 31, 2007, filed with the Commission on March 19, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: June 14, 2007		/s/ Li Shaoming
	By:	Li Shaoming
President and
Chief Executive Officer

Dated: June 14, 2007		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer