Form 10-Q
period 2007-07-31
RENHUANG PHARMACEUTICALS INC
filed 2007-09-19
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 30, 2007, there were 35,096,681 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2007

(Amounts in United States Dollars)

ASSETS

	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$53,660	1,021,267
Trade receivables, net (Note 5)	7,549,588	7,566,096
Inventories (Note 6)	1,507,043	622,144
Prepaid expenses and deposits	218,598	102,473
Other receivables	67,783	1,143,834
Short term loan (Note 10)	9,495,674
Deferred expenses (Note 9)	120,358	115,823

TOTAL CURRENT ASSETS	19,012,704	10,571,637

PROPERTY, PLANT AND EQUIPMENT (Note 7)	2,828,698	2,610,285

CONSTRUCTION IN PROGRESS (Note 8)	474,784	106,610

TOTAL ASSETS	$22,316,186	13,288,532

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2007

(Amounts in United States Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payables and accruals (Note 11)
- due to related parties	$-	$419,910
- due to third parties	583,658	366,805
Total accounts payables and accruals	583,658	786,715
Other payables (Note 12)	1,675,229	1,877,042

TOTAL CURRENT LIABILITIES	2,258,887	2,663,757

TOTAL LIABILITIES	2,258,887	2,663,757

STOCKHOLDERS' EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,096,681 at par value of 0.001, authorized preferred shares 2,500,000 (Note 13)	35,097	35,000
Additional paid in capital	6,627,099	6,310,822
Reserves	2,051,689	847,133
Retained earnings	10,632,398	3,378,081
Accumulated other comprehensive income	711,016	53,739

TOTAL STOCKHOLDERS' EQUITY	20,057,299	10,624,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,316,186	13,288,532

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS AND NIGH MONTHS ENDED JULY 31, 2007
(Amounts in United States Dollars, Except for Number of Common Shares)

	Three Months Ended July 31, 2006 (Note 21)	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
SALES	$5,413,875	$5,071,331	$20,890,656

COST OF SALES	(2,359,503)	(2,491,963)	(10,184,980)

GROSS PROFIT	3,054,372	2,579,368	10,705,676

SELLING AND DISTRIBUTION EXPENSES	(87,997)	(12,178)	(134,624)

ADVERTISING EXPENSE		(7,588)	(180,269)

GENERAL AND ADMINISTRATIVE EXPENSES	(287,696)	(655,929)	(1,292,433)

(PROVISION FOR DOUBTFUL ACCOUNTS)/RECOVERY	(18,793)	178,040	(443,082)

DEPRECIATION AND AMORTIZATION	(42,851)	(75,205)	(213,680)

INCOME FROM OPERATIONS	2,617,035	2,006,508	8,441,588

OTHER INCOME	4,980	7,219	17,285

INCOME BEFORE INCOME TAXES	2,622,015	2,013,727	8,458,873

INCOME TAXES (Note 14)	--	--	--

NET INCOME	2,622,015	$2,013,727	$8,458,873

BASIC EARNINGS PER SHARE	0.0749	0.057	0.242

DILUTED EARNING PER SHARE	0.0749	0.057	0.242

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	34,999,601	35,058,920	35,019,976

DILUTED	34,999,601	35,058,930	35,019,982

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 31, 2007
(Amounts in United States Dollars)

					Accumulated
		Additional			Other
	Common	Paid-in		Retained	comprehensive	Total
	Stock	capital	Reserves	Earnings	income	Equity
Balance at October 31, 2006 (Audited)	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Issuance of common stock	97	284,578				284,675

Net income for 3 quarters 2007	--	--	--	8,458,873	--	8,458,873

Transfer to reserves			1,204,556	(1,204,556)		--

Warrants issued to director		31,699				31,699

Other comprehensive income
- foreign currency translation					657,277	657,277

Balance at July 31, 2007 (Unaudited)	$35,097	$6,627,099	$2,051,689	$10,632,398	$711,016	$20,057,299

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NIGH MONTHS ENDED JULY 31, 2007
(Amounts in United States Dollars)

	Nine Months Ended July 31, 2007	Three Months Ended July 31, 2006 (Note 21)
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,458,873	2,622,015
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	213,680	43,149
Fair Value of Warrants Issued	31,699
Fair Value of Shares Issued	284,675
Changes in operating assets and liabilities:
Trade receivables, net	16,508	(3,774,835)
Inventories	(884,899)	(1,433,249)
Other receivables, net	982,113	(39,011)
Deferred expenses	(4,535)
Prepaid expenses and deposits	(160,539)
Accounts payable and accruals
- Related Parties	(419,910)	414,959
- Third Parties	45,709	415,191
Other Payable	(201,813)	365,718
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,361,831	(1,386,063)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Short - term loan	(9,495,674)
Acquisition of property, plant and equipment	(114,058)	24,074
Construction in Progress	(386,278)
NET CASH USED IN INVESTING ACTIVITIES	$(9,996,010)	24,074

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NIGH MONTHS ENDED JULY, 2007
(Amounts in United States Dollars)

	Nine Months Ended July 31, 2007	Three Months Ended July 31, 2006 (Note 21)
	(Unaudited)	(Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,634,179)	(1,410,137)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	666,572

Cash and cash equivalents, beginning of period	1,021,267	3,637,185

Cash and cash equivalents, end of period	$53,660	2,227,048

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common shares on a non-cash basis	97

Increase in additional paid in capital by issuance of common shares on a non-cash basis	284,578

Financing services fee related to issuance of common shares on a non-cash basis	(284,675)

Warrants of 25,000 granted to a director for services on a non-cash basis	31,699

Services compensation paid to a director by granting warrants on a non-cash basis	(31,699)

Increase in construction in progress by assuming a loan on a non-cash basis	(174,087)

Increase in accounts payable by assuming a loan on a non-cash basis	174,087

Transfer of construction in progress to property, plant, and equipment on a non-cash basis	219,467

Property, plant, and equipment transferred from construction in progress on non-cash basis	(219,467)

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007

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

2. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On September 7, 2006, the Company acquired Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island on January 18, 2006, (the “BVI”) including its 100% owned and only subsidiary, Harbin Renhuang Pharmaceutical Co., Ltd., incorporated under the laws of the People’s Republic of China on February 15, 20067 (“Renhuang China”) in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. This transaction is referred to throughout this report as the “Merger.”

Shares of the Company's Common Stock are trading on the NASD-Over the Counter (OTC) Bulletin Board Market under the symbol RHGP.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refer to Renhuang Pharmaceuticals, Inc.

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

B. ACCOUNTS RECEIVABLE
Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. An account is considered past due after ninety (90) days from the invoice date. The allowance on the doubtful accounts was $400,226 as at July 31, 2007.

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

The Company recognizes depreciation of its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets based on their costs less 5% residual value. The useful lives for property, plant and equipment are estimated as follows:

Buildings	20 years
Plant and machinery	10 years
Office equipment and furnishings	5 to 10 years
Motor vehicles	5 to 10 years

E. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of financial instruments including cash, accounts receivables, other receivables, accounts payable, other payables and accrued expenses and debts, approximates their fair value at July 31, 2007 due to the relatively short-term nature of these instruments.

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

Had this tax holiday not been available, income tax expense would have increased by approximately US $769,000 for the quarter ended July 31, 2007, and approximately US $2,895,832 for the nine months ended July 31, 2007.

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

I. IMPAIRMENT OF LONG-TERM ASSETS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of July 31, 2007, management expects its long-lived assets to be fully recoverable.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The foreign exchange rate between the RMB and the United States dollar on July 31, 2007 and the average through May 1, 2007 to July 31, 2007 are:

Balance Sheet - Period end RMB : US$ exchange rate	7.5824
Operating Statement: Average quarterly RMB : US$ exchange rate	7.6385

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

The Company provides a rebate to the distributors as an incentive plan. The rebate rate is setup for each product. When revenue is recognized, the revenue is reduced by the amount of rebate. On average, the rebate rate is 20% of gross revenue.

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

Q. SEGMENTS

No business segment analysis is provided for the quarter ended July 31, 2007, as no revenue and no income from operations is attributable to the segment other than sales of pharmaceutical products.

Further, no geographical segment analysis is provided for the quarter ended July 31, 2007, as no revenue and no income from operations is attributable to the segment other than the Mainland China.

R. EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

S. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $318,591, which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the accumulated comprehensive income for the quarter and nine months ended July 31, 2007 was $2,332,318 and $9,116,150 respectively.

T. RECENT PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This Statement enhances disclosure regarding the funded status of an employer's defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income, (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur, and (c) at a measurement date of the employer's fiscal year-end. Statement No. 158 effective for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial statements.

5. ACCOUNTS RECEIVABLE

The Company's accounts receivable as at July 31, 2007 are summarized as follows:
	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
Accounts receivable	$7,949,814	$7,566,096
Less: Allowance for doubtful accounts	400,226
Accounts receivable, net	$7,549,588	$7,566,096

The customers who owed over 10% in value of the total accounts receivable balance as at July 31, 2007 are listed as:
Customer A:	$1,190,407	15%
Customer B:	$891,257	11%
Customer C:	$791,483	10%

6. INVENTORIES

The Company's inventories as at July 31, 2007 are summarized as follows:

	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
Raw materials	$1,336,941	$569,349
Finished goods	170,102	52,795
	$1,507,043	$622,144

Raw material is mainly comprised of Chinese herbs, herbal related ingredients and packing materials, and they were for manufacturing the products such as tablets and drinks.

The Company does not have obsolete inventories as of July 31, 2007 and October 31, 2006.

7. PROPERTY, PLANT AND EQUIPMENT

	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
Cost:-
Plant and machinery	$2,898,834	$2,718,407
Office equipment and furnishings	29,685	3,966
Building	219,456
Motor vehicles	35,458	19,672
	3,183,433	2,742,045

Less: Accumulated depreciation:-
Plant and machinery	348,177	131,405
Office equipment and furnishings	946	44
Building	3,475
Motor vehicles	2,137	311
	354,735	131,760

Net value	$2,828,698	$2,610,285

Depreciation expenses relating to property, plant and equipment were $75,205 for the quarter ended July 31, 2007, and $213,680 for the nine months ended July 31, 2007.

8. CONSTRUCTION IN PROGRESS

The balance of construction in progress $474,784 (RMB 3.6 million) related to the assets purchase from Qing Yang Extracting Factory closed at March 3, 2007. These assets have not been used until the inspection and further construction are expected to be completed at the end of 2007. The transfer of title is in process.

9. DEFERRED EXPENSES

The deferred expenses are related to the cost of fund raising, which is disclosed in Note 20 subsequent event.

10. SHORT TERM LOAN

The short term loan agreement was entered with a third party as a short term investment. The loan was unsecured, was initiated on July 30, 2007 and was returned by August 2007, with the annual interest rate being 7.2%.

11. ACCOUNTS PAYABLES AND ACCRUALS

The balances over 10% of the total balance as at July 31, 2007 are made up of $174,087, $94,872, and $67,225, which accounted for 30%, 18%, and 13% of the total balance respectively.

The balance as at October 31, 2006 includes $419,901 payable to a related party on the purchase of plant raw materials, which accounted for 66% of the total payable balance. Another account payable balance over 10% is $93,664, or 15% of the total payable balance.

The suppliers from whom the purchased amount is over 10% of the total purchase for the three months ended July 31, 2007 are listed as:

Supplier A:	$515,807	21%
Supplier B:	$267,417	11%

12. OTHER PAYABLES

The balance as at July 31, 2007 includes professional fee payable $307,500, sales rebate payable of $1,017,305, payroll payable of $35,000, VAT payable of $53,213, social insurance payable of $255,975, and accrual of employee training for $6,236.

As at October 31, 2006, the balance includes sales, rebate payable of $1,031,101, VAT payable of $419,121, professional fee payable of $302,500 and payroll payable of $124,320.

13. COMMON STOCK

During the nine months period ended July 31, 2007, 96,500 common stocks were issued as S8 shares for $284,675.

14. INCOME TAXES

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

15. RESERVES

The reserve funds at July 31, 2007 are comprised of the following:

	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
Statutory surplus reserve fund	$1,367,793	$564,756
Public welfare fund	683,896	282,377
	$2,051,689	$847,133

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

16. WARRANTS
At July 31, 2007 (Unaudited), the following table summarizes the changes in warrants outstanding and the related prices for the shares of the company’s common stock issued to non-employees of the company. These warrants were granted in lieu of cash for compensation for services performed of a newly appointed director. The company is obligated to grant 10,000 warrants on July 31 for three consecutive years, starting from July 31, 2007.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years) 2.71	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$3.02	15,000	2.71	$3.02	15,000	2.71
$2.50	10,000	3.00	$2.50	10,000	3.00

Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	--	--
Granted
--- April 16, 2007	15,000	$3.02
--- July 31, 2007	10,000	$2.50
Exercised	--	--
Cancelled or expired	--	--
Outstanding at July 31, 2007	25,000	$2.81

The estimated value of the compensatory warrants granted to Director in exchange for services was determined using the Black-Scholes pricing model and the following assumptions:

	15,000 warrants granted on April 16, 2007	10,000 warrants granted on July 31, 2007
Significant assumptions (weighted-average)
Risk-free interest rate at grant date	4.74%	4.78%
Expected stock price volatility	70.83%	48.59%
Expected dividend payout
Expected option life-years (a)	3	3

The Company entered into a Director appointment agreement with Mr. Magnus Moliteus dated April 16, 2007, pursuant to which the Company issued Mr. Magnus Moliteus 15,000 warrants, which terminates on April 16, 2010, to purchase 15,000 shares of Renhuang’s common stock at $3.02 per share. On July 31, 2007, 10,000 warrants were issued to Mr. Magnus Moliteus. The Company valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a value of $22,442 and $9,257 respectively. These amounts were charged to expense on the Company’s financial statements for the three months and nine months ended July 31, 2007 (Unaudited)

17. RELATED PARTY TRANSACTIONS

The Company had the following significant related party transactions during the period:

■
The Company rented property and plant from its predecessor Harbin Renhuang Pharmaceutical Stock Co. Ltd. The lease term is from May 1, 2007 to May 1, 2008, with monthly rental payment of $46,160. The rental is fair value as appraised by a third party property company.

18. COMMITMENTS AND CONTINGENCIES

A. CAPITAL AND LEASE COMMITMENTS

As of July 31, 2007, the Company has the following significant capital and lease commitments outstanding:

The Company rented office from Hei Long Jiang Jiu San You Zhi Co., Ltd. The lease term is from May 1, 2007 to April 30, 2010, with total rental payment $328,337.

The company rented plant from its predecessor Harbin Renhuang Pharmaceutical Stock Co. Ltd., see Note 17.

July 31, 2007
(Unaudited)
within 1 year	$660,741
1-2 years	291,464
2-3 years	106,826
Total	$1,059,031

B. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company.

19. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

20. SUBSEQUENT EVENT

As further described in Note 1, Renhuang Pharmaceuticals, Inc., consummated a Reverse Merger on September 7, 2006. As a continuation thereof, the Company is currently in negotiations with various investors regarding financing up to $20 million dollars and it is anticipated that the Company will consummate a finance transaction with one or more of them in the near future.

21. COMPARATIVE FINANCIAL INFORMATION

As discussed in Note 1- Reorganization Transactions, the Company acquired Harbin Renhuang Pharmaceutical Company Limited and its wholly owned subsidiary, Harbin Renhuang Pharmaceutical Co., Ltd.

For information purposes, we present below the results of operations of Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”) for the six months ended April 31, 2006 and the cash flow statement for the six months ended April 31, 2006.

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Unaudited)
Six Months Ended April 30, 2006

SALES	$16,427,921

COST OF SALES	8,863,227

GROSS PROFIT	7,564,694

SELLING AND DISTRIBUTION EXPENSES	577,370

ADVERTISING	2,917,988

GENERAL AND ADMINISTRATIVE EXPENSES	1,632,290

PROVISION FOR DOUBTFUL ACCOUNTS	622,618

DEPRECIATION AND AMORTIZATION	328,051

RESEARCH AND DEVELOPMENT	817,547

INCOME FROM OPERATIONS	668,830

FINANCE COSTS	359,465

GOVERNMENT SUBSIDIES	(155,316)

OTHER EXPENSES	6,781

INCOME BEFORE INCOME TAXES	457,900

INCOME TAXES	--

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$457,900

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Unaudited)
2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$457,900
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	328,051
Changes in operating assets and liabilities:
Trade receivables, net	(1,327,585)
Inventories	1,111,003
Prepayments	(506,399)
Other receivables, net	(116,993)
Deferred expenses	(694,211)
Accounts payable and accruals	(180,641)
Advance from customers	228,219
Other payables	203,108
NET CASH FROM OPERATING ACTIVITIES	(497,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,876,244)
Disposition of property, plant and equipment	2,739,663
NET CASH FROM IN INVESTING ACTIVITIES	$863,419

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Unaudited)
2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Due (to)/from a director	$(916,165)
Due to related parties, net	(278,050)
Dividend payable	--
Repayment of bank loan, net	(482,398)
NET CASH FROM FINANCING ACTIVITIES	(1,676,613)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,310,742)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	97,235

Cash and cash equivalents, beginning of period	3,439,402

Cash and cash equivalents, end of period	$2,225,895

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$245,145

Income taxes paid	$--

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

Since we will operate Renhuang China as our sole line of business, the analysis of the pro forma financial statements for the three months and nine months ended on July 31, 2006 is the operation of Harbin Renhuang Pharmaceutical Co, Ltd. (Renhuang China).

Reverse Merger

Our acquisition of the BVI company and its subsidiary Renhuang China was accounted for as a reverse merger, because, after giving effect to the share exchanges, the former stockholders of BVI hold a majority of our outstanding common stock on a voting and fully diluted basis. As a result of the share exchanges, Renhuang was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented are those of Renhuang China for all periods prior to our acquisition of the BVI company on September 7, 2006, and the financial statements of the consolidated companies from the acquisition date forward. Since BVI was not formed until May 1, 2006, we have included the three months ended July 31, 2006 financial information for the statement of income and statement of cash flows, while the previous six months, ended April 30, 2006, prior to the formation of BVI, have been included in the notes to the financial statements (Note 21). Therefore, the nine-month numbers include in the management’s discussion and analysis section are calculated by adding the figures for the three months ended July 31, 2006 contained in the financial statements with the figures for Old Renhuang for the six months ended April 30, 2006, contained in Note 21.

Change in Fiscal Year

On December 5, 2006, our Board of Directors approved the change of our fiscal year end from April 30 to October 31. As a result we filed a Transitional Report for the six months ended October 31, 2006 on Form 10-K. For Old Renhuang’s three month comparative numbers for the same period in 2006, see Note 21 to the financial statements filed attached hereto. For our numbers from the same period one year ago (when we were Anza Capital, Inc.) please see our Quarterly Report on Form 10-Q for the three months ended April 30, 2006.

Since the change in our fiscal year occurred in conjunction with our shift from a shell company to a company specializing in the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China our previous operations are not relevant to our current operations and our previous operations are covered in our previous Quarterly Reports on Form 10-Q, therefore, this discussion focuses on the three month and nine months ended July 31, 2007 and a comparison with the financial information consisting of results of operation of the Company for the period from May 1, 2006 to July 31, 2006, and results of operations of Old Renhuang from the period from November 1, 2005 to April 30, 2006 (“Combined Renhuang”).

Assets Acquisition

On March 3, 2007, we acquired all the assets and assumed a bank loan with accrued interest of Qingyang Extracting Factory, from Zhongfa Industrial Group Yerui Pharmaceutical Co., Ltd. for a total amount of RMB 3.7 million or approximately USD $480,000. The assets acquired included inventories, customer purchase orders, accounts receivables, corporate name, patents, trademarks, equipment, customer lists and records and other assets that are used or held for use in connection with Business of Qingyang Extracting Factory. We paid USD $310,000 in cash and assumed a bank loan with China Agriculture Bank in the principal amount of USD $140,000 and accrued interest of USD $30,000 collateralized by the acquired assets. The transaction closed on March 3, 2007, and we have paid for the cash portion of the consideration USD $310,000 (RMB 2,415,000).

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

Introduction

For the three months ended July 31, 2007, we generated $5,071,331 in revenues on cost of sales of $2,491,963. With these revenues and cost of sales for the three months ended July 31, 2007, we had a net income from operations and a net income attributable to shareholders of $2,013,727. As noted above, we acquired the majority of our current operations from Old Renhuang. For the three months ended July 31, 2006, we had revenues of $5,413,875, on cost of sales of $2,359,503. With these revenues and costs of sales we had net income of $2,622,015.

Revenues, Expenses and Profit from Operations

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006

Revenue	$5,071,331	$5,413,875
Cost of Sales	(2,491,963)	(2,359,503)
Selling and Distribution Expenses	(12,178)	(87,997)
Advertising Expenses	(7,588)	--
General and Administrative Expenses	(655,929)	(287,696)
Research and Development	--	--
(Provision for Doubtful Accounts)/Recovery	178,040	(18,793)
Depreciation and Amortization	(75,205)	(42,851)
Other Income/(Expenses)	7,219	4,980
Net Income	$2,013,727	$2,622,015

Revenues

Our revenues of $5,071,331 decreased by 6% when compared to our revenues from the same period one year ago of $5,413,875. Our revenues for the three months ended July 31, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products. The value percentage on the sales of those products are 53%, 16% and 31%, respectively.

Cost of Sales

Our cost of sales for the three months ended July 31, 2007 were $2,491,963, representing 50% of revenue and consisted primarily of raw material, labor and production costs, compared to our cost of sales for the same period one year ago of $2,359,503, representing approximately 43% of sales in that period. The slight decrease in our percentage of costs to revenues is primarily attributable to the fact we are putting more focus on our Acanthopanax products. As a result, the sales of certain high gross profit products, such as Shark Power Health Care products, are decreasing. This shift of focus to our Acanthopanax products is being made because our management believes there is higher future market potential for the Acanthopanax products over our Shark Power Health Care products. Costs allocated to the aforementioned products, Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products are 49%, 5% and 46% respectively.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the three-month period ended July 31, 2007, our selling and distribution expenses were $12,178, decreased by $75,819 or 86% from Old Renhuang’s selling and distribution expenses of $87,997, for the same period one year ago largely due to lower entertainment expense and traveling expense with improved management of marketing channels.

Advertising Expenses

For the three months ended July 31, 2007, we had advertising expenses of $7,588. These advertising expenses were primarily related to the advertising of Acanthopanax. Our advertising expenses were zero for the same period one year ago.

General and Administrative Expenses

Our general and administrative expenses were $655,929 for the three-month period ended July 31, 2007, compared to $287,696 during the same period one year ago. The decrease is due mainly to the decrease of inventory obsolescence as a result of more efficient inventory management. Of our current $655,929 general and administrative expenses, the primary expenses were as follows: $284,675 for professional fee, $102,406 for payroll, and $55,824 for accrual of social insurance.

Depreciation and Amortization

We had depreciation and amortization expenses of $75,205 for the three months ended July 31, 2007, which related to property, plant and equipment. This is compared to $42,851 for the Company for the same period one year ago. The reason for our higher depreciation and amortization in the quarter ended July 31, 2007 is that we made an acquisition that quarter, and with more building and producing facilities being added to our assets, we generated more depreciation and amortization.

Provision for Doubtful Accounts/Recovery

Recovery of doubtful accounts for the three months ended July 31, 2007 was $178,040, compared to a provision for doubtful accounts of zero for the same period last year. We had a provision for doubtful accounts/recovery for the three months ended July 31, 2006 because Renhuang China started to operate on May 1, 2006, and, therefore, there is no doubtful accounts/recovery for sales less than 90 days.

Net Income (Loss) from Operations

Our net income for the three months ended July 31, 2007, was $2,013,727, while Old Renhuang’s net income for during the same period one year ago was $2,622,015. These figures are fairly indicative of our expected net income for future three month periods ended July 31, 2007.

Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006

Introduction

For the nine months ended July 31, 2007, we generated $20,890,656 in revenues on cost of sales of $10,184,980. With these revenues and cost of sales for the nine months ended July 31, 2007, we had a net income from operations and a net income attributable to shareholders of $8,458,873. As noted above, we acquired the majority of our current operations from Combined Renhuang. For the nine months ended July 31, 2006, Combined Renhuang had revenues of $21,841,797, on cost of sales of $11,222,730. With these revenues and costs of sales Old Renhuang had a net income of $3,079,915 for the same period one year ago.

Revenues, Expenses and Profit from Operations

	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006 (Combined Renhuang)

Revenue	$20,890,656	$21,841,797
Cost of Sales	(10,184,980)	(11,222,730)
Selling and Distribution Expenses	(134,624)	(665,368)
Advertising Expenses	(180,269)	(2,917,988)
General and Administrative Expenses	(1,292,433)	(1,919,986)
(Provision for Doubtful Accounts)/Recovery	(443,082)	(641,411)
Depreciation and Amortization	(213,680)	(370,902)
Government Subsidy	--	155,316
Research and Development	--	(817,547)
Other Income/(Expenses)	17,285	(361,266)
Net Income	$8,458,873	$3,079,915

Revenues

Our revenues of $20,890,656 decreased by approximately $951,141 or 4% when compared to Combined Renhuang’s revenues from the same period one year ago of $21,841,797. Our revenues for the nine months ended July 31, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales

Our cost of sales for the nine months ended July 31, 2007, were $10,184,980, representing 49% of revenue and consisted primarily of raw material, labor and production costs, compared to Combined Renhuang’s cost of sales for the same period one year ago of $11,222,730, representing approximately 51% of sales in that period. The decrease in the percentage of cost to revenue is due to the economy of scales resulted from the reduction of the production and sales.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the nine-month period ended July 31, 2007, our selling and distribution expenses were $134,624, decreased by $530,744 or 80% from Combined Renhuang’s selling and distribution expenses of $665,368, for the same period one year ago largely due to improved management of marketing channels and cost controls.

Advertising Expenses

For the nine months ended July 31, 2007, we had advertising expenses of $180,269. These advertising expenses were primarily related to the advertising of Acanthopanax. Combined Renhuang’s advertising expenses were $2,917,988 for the same period one year ago. This significant decrease was due to the fact Combined Renhuang had a more aggressive advertising strategy a year ago in order to increase name recognition in the South of China.

General and Administrative Expenses

Our general and administrative expenses were $1,292,433 for the nine-month period ended July 31, 2007, compared to $1,938,779 during the same period one year ago for Combined Renhuang, largely due to the decrease of inventory obsolescence, traveling expense and office expense.

Provision for Doubtful Accounts/Recovery

Provision for doubtful accounts for the nine months ended July 31, 2007 was $443,082, comparable to $641,411 for the same period last year. The amount from nine months ended July 31, 2006, was all generated from Old Renhuang before May 1, 2006. With improvements in our collections for the nine months ended July 31, 2007, we were ale to decrease our provision for doubtful accounts/recovery for this period.

Depreciation and Amortization

We had depreciation and amortization expenses of $213,680 for the nine months from ended July 31, 2007, which related to property, plant and equipment. This is compared to $370,902 for Combined Renhuang for the same period one year ago, which included depreciation on buildings that were not transferred to the Company.

Net Income (Loss) from Operations

Our net income for the nine months ended July 31, 2007, was $8,458,873, which increased by over 64% when compared to $3,079,915 for Combined Renhuang for the same period one year ago. This significant improvement in net income over Combined Renhuang for the same period one year ago is primarily due to significant decreases in cost of sales and various expenses.

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of July 31, 2007 and 2006, respectively, are as follows:

	July 31, 2007	July 31, 2006

Cash and Cash Equivalents	$53,660	$2,227,048
Total Current Assets	19,012,704	7,474,143
Total Assets	22,316,186	10,988,894
Total Current Liabilities	2,258,887	1,195,868
Total Liabilities	$2,258,887	$1,195,868

Sources and Uses of Cash

Operations

Net cash generated from operating activities was $8,361,831 for the nine months ended July 31, 2007, compared to net cash used in operating activities of $(1,883,611) for Combined Renhuang for the nine months ended July 31, 2006. Our net cash used in operating activities for the current nine month period was primarily $16,508 in net trade receivables, $(884,889) in inventories, $982,113 from other net receivables, ($419,910) in total related party accounts payable and accruals, $45,709 in third party accounts payable and accruals, and ($201,813) in other payables.

Investments

Net cash used in investing activities was $(9,996,010) for the nine months ended July 31, 2007, compared to net cash generated from investing activities of $887,493 for Combined Renhuang for the same period one year ago. For the nine months ended July 31, 2007, our cash used in investing activities related to a short term loan $(9,495,674), the acquisition of property, plant and equipment in the amount of $(114,058) and construction in progress in the amount of $(386,278).

Financing

Net cash from financing activities was $0 for the nine months ended July 31, 2007, compared to net cash used in financing activities in the amount of $(1,676,613) for Combined Renhuang for the nine months ended July 31, 2006. The contributors to the cash used in financing activities during nine months ended July 31, 2006 included repayment of bank loans for $(482,398), payable to related parties of $(278,050), and payable to a director of $(916,165).

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Payments due by period
Obligations	Total	1 Year	1-2 Years	2-3 Years	3-5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	$1,059,031	$660,741	$291,464	$106,826	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

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

ITEM 4 Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2007, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2007, we issued warrant to acquire 15,000 shares of our common stock at $3.02 price per share to Mr. Magnus Moliteus, one of our Directors, as compensation for him agreeing to become a member of our Board of Directors. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited.

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

Renhuang Pharmaceuticals, Inc.

Dated: September 19, 2007		/s/ Li Shaoming
	By:	Li Shaoming
President and
Chief Executive Officer

Dated: September 19, 2007		/s/ Zouliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer