Form 10-K
period 2007-10-31
RENHUANG PHARMACEUTICALS INC
filed 2008-05-29
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

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

Non-accelerated filer  ☐       Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $20,006,148 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 17,246,680 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 20, 2008, there were 35,096,680 shares of common stock, par value $0.001, issued and outstanding.

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

PART I

Explanatory Note

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

ITEM 1 – BUSINESS

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

Products

Historically, our medical product portfolio is divided into three different categories:

1.  Acanthopanax medical products - 53%*

2.  Shark Power Healthcare products, and - 13%*

3.  Traditional medical products. - 34%*

* Approximate percentage of the total revenue of from November 1, 2006 to October 31, 2007.

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

Market Analysis on Acanthopanax in China:

Wild Acanthopanax grows in some provinces in North and North-Eastern China, especially in Heilongjiang Province, where 90% of all wild Acanthopanax resources in China are located. Pursuant to our research, the annual production level in the 1980’s was around 10,000 tons, which due to excessive harvesting and damage, significantly decreased during the 1990s to 2,000 tons. Our latest estimate shows that the production in 2004 decreased to 1,000 tons.

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

In 2000, the price of a kilogram of raw Acanthopanax was around 0.5 RMB (around US $0.062), which increased to 2.8 RMB (around US $0.375) in 2007. It is estimated that the price for Acanthopanax will continue to increase.

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

In the year ended October 31, 2007, the plant generated US $15.6 million in revenue. In the year from November 1, 2006 to October 31, 2007, the plant generated US $10.2 million in revenue from Acanthopanax. We hope to obtain a market share of 50% of Acanthopanax products in China within the next 3-5 years.

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

Acanthopanax Revenue:

During the year ended October 31, 2007, Acanthopanax medical products have generated approximately 53% of our total revenue. Due to the amount of Acanthopanax wild resource we control, and our cutting-edge technology, we believe that we will, within the next 3-5 years, control more than 50% share of the market of Acanthopanax-based medical products in China. It is further anticipated that the market for Acanthopanax-based products will continue to grow at a potential average annual rate of 30% and thereby becoming our primary revenue generating product.

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

Sales of our Shark Power Healthcare Products

In the six months ended October 31, 2007, the revenue from Shark Power Healthcare products has accounted for approximately 13% of our total revenue, compared to 10% for the six months ended October 31, 2006. With increased promotion and improved marketing strategy, our intent is to increase its market share during the next several years.

Traditional Medical Products

In addition to Acanthopanax medical and Shark Power Healthcare products, we produce traditional medicine products, such as medicine for cold, flu, headache, etc. Revenue from these traditional medical products accounted for 34% of our total revenue in the twelve months ended October 31, 2007, 36% between November 1, 2005 and April 30, 2006, and 35% between May 1, 2006 and October 31, 2006. We own 40 medical products with GMP certificates, of which some “Star” products reach top sales among the same products and most of the others generate a stable stream of revenue.  We designate those products that we believe are among our most promising products as “Star” products.

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

In the year ended October 31, 2007, revenue from the sales of “Tianma pills” and “Tornado pills” was $1.97 million and $5.42 million, respectively. In the six months from May 1, 2006 to October 31, 2006 revenue from the sales of “Tianma pills” reached more than US $1,000,000, and that sales of “Tornado pills” reached US $2,230,000.

Another “Star” medicine is “Shengmai” granulate. In the year ended October 31, 2007, revenue from the sales of “Shengmai” granulate was $1.9 million. In the six months from May 1, 2006 to October 31, 2006, revenue from this product reached US $1,000,000.

We also produce several additional traditional medical products that each accounts for lesser amounts. These products, through brand recognition, generate stable revenue for us. When Renhuang expands its product offerings, it is anticipated that these additional products will be replaced by higher margin products.

Products in the Developing Stage

We hope to develop the following products in the coming years. We started the early stages of internal research on these products in 2006 and before through Old Renhuang. To date, we have not spent material amounts on the development of these products.

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

1) Lysozyme compound biology antiseptic (food packing coating, food bag, etc)

2) Lysozyme drug preparation (troche, oral liquid etc)

3) Lysozyme Biotech Pesticide

4) Lysozyme home-using disinfect series products (paper tower, detergent, etc)

5) Lysozyme biotech Veterinary medicine

6) Lysozyme biotech preparation

During the year ended October 31, 2007, this Lysozyme Enzyme Product is still in the very early research and development stage. In the future, we hope to launch Lysozyme Enzyme Products in the food antiseptic area, which we believe is the largest potential market for Lysozyme. Currently, we estimate that we will able to achieve up to 80% of cost savings compared with competitive products produced outside of China. To date, we believe our products from this group are up to 60% more reliable with 50% lower production costs than competitors’ products. With a huge potential market, our management conservatively estimates we will achieve significant revenue growth rate in the next 5 years.

Monoclonal Antibody Reagent Box Series Products

Based on our research of the industry, we believe, the total sales volume of China’s biotechnology products was about 30.3 billion RMB (US $3.75 billion) in 2005, among which the sales volume of medicine and health-care products including medicine of gene products, vaccines, diagnosis reagents, some antibiotics, amino acids for medical use, vitamins, blood products, bio-chemical medicines and some functional food was 15.7 billion RMB (US $1.94 billion), accounting for approximately 50 percent of the total sales volume.

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

In order to explore possibilities in this field, a team of research scientists, who are graduates of top universities in the United States and therefore trained on the most advanced technology in this field, was hired in 2006 by us and our predecessor company. The Troponin T Diagnostic Kit and some other products from this group have proved to be 60% more effective at 50% less production cost when compared with other products.

If the research supports its development we plan to launch a Monoclonal Antibody Reagent Box series of products. More than five of our Monoclonal Antibody Reagent Box products are estimated to receive GMP certificates and to be launched in the upcoming years. We believe these products are 60% more reliable than those from their competitors. Moreover, we are in the process of building our own monoclonal antibody center, the necessary raw material for the products. Therefore, the company is able to achieve 50% of cost savings compared with most of its competitors, who have to purchase their raw materials from third parties.

With high and sustained demand in China, and insufficient supply, we believe that the Monoclonal Antibody Reagent Box segment has a substantial upside potential.

Sales

We currently have approximately 25 independent sales distributors. Through those distributors we enjoy a large sales network. Together these distributors have more than 70 sales centers organized under 24 districts with more than 2,000 sales people. We believe these sales offices allow Renhuang products cover over 60% of China, including over 80% in the most populated areas.

Research & Developmnt Centers

Our predecessor, Old Renhuang, owned R&D centers, including an Information Center, Cooperation Center, Research Center, and the Harbin Renhuang Marine Healthcare Medicine Center. Old Renhuang also owned and operated a Post-doctor Research Working Station, which was set up by the company and approved by the government, where post PhD students conducted research.

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

We believe there are approximately 6,600 pharmaceutical companies in China, of which only 2,700 have received GMP Certificates. We are one of the GMP certified pharmaceutical companies. Our annual production capacity is currently 1.5 billion RMB (almost US $200 million), which equals to a market share of 3%. As we approach full capacity, we anticipate increased production volume by acquisitions and/or additional production facilities.

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

The Current Chinese Pharmaceutical Market

The introduction of the Chinese pharmaceutical industry

Most of the recognized brands in China are manufactured by multi-national drug companies with higher market share than domestic brands. Based on our research, there are a total of approximately 6,600 drug companies approved by GMP producing a variety of traditional and modern Chinese medical products. The total productivity is about 370 thousand tons of 8,000 different types of finished products. Furthermore, Chinese drug companies produce 300 different types biotech products including vaccine, toxoid, antiserum, blood products, diagnosing reagent for internal and external use. Chinese drug companies are producing more than 11,000 types of medical instruments, including X-ray fault scanning imagery equipments and magnetic resonance equipments.

—Market Shares of various pharmaceutical products

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

The Current State of the Biotech Industry in China

Introduction of biotech industry in China

The biotech industry in China has undergone fundamental improvements. According to government statistics, China's biological product market (which generally includes gene engineering drugs, vaccines, antibodies, and blood products) surpassed $30.3 billion RMB in 2005, $39.1 billion RMB in 2006, and $44.6 billion RMB in 2007, and is growing in excess of 15 percent per year.

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

Competitors

Acanthopanax Product Series

•	Hongdoushan Pharmaceuticals*

Main Acanthopanax products are tablets, with approximately 8% of the market share of Acanthopanax tablets.

•	Wangdashang Pharmaceuticals*

Main Acanthopanax products are tablets and syrup, with approximately 5% and 2% of the market share, respectively.

•	Lianhuahu Pharmaceuticals*

Main Acanthopanax products are ointment and raw product, with approximately 15% and 10% of the market share, respectively.

•	Harbin Shengyuan Pharmaceuticals*

Main Acanthopanax products are Acanthopanax ointment, with approximately 10% of the market share.

* Information is based on our information and belief and is not guaranteed by us.

Shark Power Healthcare Series

•	Beijing Saishali Company (approximately 15% market share)
•	Shantou Xianle Pharmaceuticals (approximately 8% market share)
•	Shangai Zhongyang Donghai Pharmaceuticals (approximately 5% market share)

Our raw materials for Shark Power Healthcare products are imported indirectly from Australia at a price which we believe is 20% lower than that what the competitors pay, whose raw materials are from coastal areas in China.

Traditional Medical Products

Tornado Pills

•	Harbin Sanjing North Pharmaceuticals (approximately 18% market share)
•	Harbin Huarui Pharmaceuticals (approximately 15% market share)
•	Harbin Mingmu Pharmaceuticals (approximately 12% market share)

Tianma Pills

•	Sigpore Xinri Pharmaceuticals (approximately 20% market share)
•	Guizhou Yibai Pharmaceuticals (approximately 18% market share)
•	Sanjiu Pharmaceuticals (approximately 22% market share)

Shengmai granulate

•	Gansu Foci Pharmaceuticals (approximately 13% market share)
•	Hubei Meibao Pharmaceuticals (approximately 10% market share)
•	Nanning Weiwei Pharmaceuticals (approximately 6% market share)

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

Competitive Edge

General

We have stable management team with over 35 years in the pharmaceutical industry combined, which, when compared to Old Renhuang’s historical numbers, generated historical annual growth in both sales and profits.

Acanthopanax

Through the acquisition of Dongfanghong during 2003, we control approximately 70% of the wild resources of Acanthopanax, which product group accounts for approximately 50% of our revenue in 2007. The demand for products derived from Acanthopanax is at all time high. Our current market share is approximately 50%. Of the total wild resource of Acanthopanax in China, 94% is located in the Heilongjiang Province, most of which are controlled by Dongfanghong in the Wanda Mountain. We develop Acanthopanax products in our own plant and benefit from a fairly dominant position through resource control. We have reduced the cost of absorbing and producing Acanthopanax by 50% over the past two years. Through our research, we estimate that our cost of production is 30% lower than the competition.

Other Advantages Over the Competition

In addition to advantages related specifically to Acanthopanax, our business possesses the following advantages:

•	The ability to upgrade our products by using our follow-up research projects enables us to continue its product developments.
•	We have developed a unique independent innovation system, which will provide a powerful support to the R&D of new products.
•	We have excellent relations with provincial, city and regional our government and have been awarded outstanding levels of status.
•	We own a state of the art research and production facility.
•	Our credit rating is AAA by the major banks in China
•	We have United States educated research scientists.
•	Through efficiency and state of the art production facilities, we believe our production costs, are on an average, 30- 50% lower than those of the competition.
•	Through our approximately 25 independent sales distributors there are more than 70 regional sales offices, covering 50% of Mainland China staffed with a sales force of more than 2,000.
•	We have a top-level management team.

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

Teamwork Center

During 2006 our predecessor company, Old Renhuang, contracted and hired specialists comprising a group of reputable professors and research scientists from the marine biotech drug segment, the natural biotech drug segment and the gene engineering area to evaluate and support research topics and results. Old Renhuang had also formed long-term strategic partnerships and other research and work related relationships with some of the most prominent research organizations with the purpose of researching and developing new products together.

Currently, we are closely related to the National Navy Pharmaceutical Research Center located in Shanghai, China bio-tech drug research center (Shanghai Research Base), Second Military Medicine University in Shanghai, and Beijing Ellionbio Research Center, Beijing to mention a few. Furthermore, we have research cooperation with Russia Academic School Far-east division and Australia Scientific Research Center.

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
•
For the years of 2006 and 2007 we were granted a tax holiday and concession, which entitled us to a full exemption from corporate income taxes through December 2007. Beginning in 2008, we will receive a special income tax rate of 15% since we are a wholly foreign-owned company, which entitles us to a tax exemption for certain enterprises.

Marketing Strategy

We primarily market our products through four business channels: OTC Market, Direct Sales, Wholesale, and Raw Material. We are a highly technology-oriented niche company that has developed name recognition for its quality products. Through our approximately 25 independent sales distributors our products are being sold by more than 2,000 sales people divided into 70 sales offices in 24 regions across Mainland China. Furthermore, we have strong alliances with distributors who have powerful channel relationships but lack manufacturing or product development capabilities.

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

Sales Strategy

Our sales team uses quantity targets to realize the management of sales of products, from where the sales team is rewarded. The regular sales force are independent sales distributors to purchase our product directly from us to sell to their customers and client. These independent sales distributors may receive a rebate of the purchase price on certain products based on volume of product sold. Our products will reach drug stores, hospitals and end consumer across China through this sales network.

Sales Team

Our sales team uses quantity targets to realize the management of sales of products, from where the sales team is rewarded. Each sales office is organized with full time managerial and financial functions organized under a general representative officer. The vast majority of the regular sales force are independent sales distributors to purchase our product directly from us to sell to their customers and client. These independent sales distributors may receive a rebate of the purchase price on certain products based on volume of product sold. Our products will reach drug stores, hospitals and end consumer across China through this sales network.

The Location of Our Independent Distributors' Sales Offices in China.

In conjunction with the general sales managers, provincial managers and regional managers, we set a sales target at the beginning of every year. Based on monthly sales reports and general control mechanisms, budget is thereafter revised as needed.

Sales channels related to leading products

As noted above, we sell our products to our independent sales distributors, who in turn sell our products to their customers and clients. We believe, through discussions with our independent sales distributors, that our products are primarily sold through the following methods:

Marketing Model	Share of revenues	Products selling	Payment Time Frame
OTC	65% of total revenue	Acanthopanax final products, “Tianmai Pills” and “Shengmai” granulate.	Payment for first shipment in conjunction with second delivery, 1 - 3 months.

Direct Selling method	19% of total revenue	Shark Power health care products, Acanthopanax final products.	Cash Payment

Whole Sale products	16% of total revenue	Acanthopanax final products and “Tornado Pills”.	Payment calculated and paid monthly when products sold.

Customers

Our primary independent sales distributors are listed in the table below. These are the sales distributors that account for more than 5% of our revenue. The revenue figures listed below are revenues received from these distributors before any reduction for any volume rebates we may have paid to these distributors.

Customer	Revenue Before Rebate (RMB)	Revenue Before Rebate (USD)	Revenue %
Baojin Yang	28,791,830.77	3,743,233.72	10.74%
Gang Hua	27,411,358.97	3,563,758.20	10.22%
Hui Zhao	24,173,054.70	3,142,745.39	9.01%
Jing Hua	15,096,400.00	1,962,687.05	5.63%
Hongtao Zhang	14,930,709.40	1,941,145.57	5.57%
Xuchang Li	14,835,735.04	1,928,797.93	5.53%
Li Dai	14,412,581.20	1,873,783.58	5.37%
Jianjun Wu	14,018,822.22	1,822,590.87	5.23%
Yong Hua	13,992,500.85	1,819,168.83	5.22%
Xue Qin	13,905,618.80	1,807,873.27	5.19%

Corporate Information

Employees

We employ approximately 360 full time individuals, which includes 45 people in managerial positions, 24 individuals as sales managers, 9 people in R&D department, and 281 general workers. We also have approximately 25 independent sales distributors in various sales offices that work as independent contractors.

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

On September 30, 2005, Harbin Renhuang Pharmaceutical Stock Co. Ltd. (Old Renhuang) obtained 30 million RMB (US $3.75 million) zero-interest rate loan from state government that was mainly used for construction purposes of the buildings leased by Renhuang China. This loan has been repaid in full.

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

Dividend

AMRES distributed $150,000 of the Purchase Price as a cash dividend to its then-current shareholders on or about March 15, 2006. The dividend was paid to approximately 3,026,688 shares and was equal to approximately $0.0495 per share. The balance of the funds was used to resolve all of ours and AMRES’ outstanding obligations prior to the consummation of the Securities Sale.

Closing Date

On March 3, 2006, the Closing Date, the transactions referred to above closed and we discontinued our operations.

Merger of Renhuang Pharmaceuticals and Harbin Renhuang

On August 28, 2006, Renhuang Pharmaceuticals, Inc., a Nevada corporation (the “Company”) and Harbin Renhuang Pharmaceutical Company Limited, a Corporation incorporated under the laws of the British Virgin Island, (the “BVI”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Company acquired all of the outstanding capital stock of BVI in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the ‘‘Common Stock’’) to BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. BVI is a holding company and owns 100% of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”). As a result of this merger, all of our operations are conducted through Harbin Renhuang Pharmaceutical Co. Ltd., a company incorporated under the laws of the Peoples Republic of China and a wholly-owned subsidiary of Harbin Renhuang Pharmaceutical Company Ltd., a corporation incorporated under the laws of the British Virgin Islands and our wholly-owned subsidiary. Through Renhuang China we are primarily engaged in the fields of research, manufacturing and distribution of Chinese medical products and bio-pharmaceutical products in Mainland China

ITEM 1A – RISK FACTORS

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year that have not been resolved.

ITEM 2 - PROPERTIES

Our executive offices in the United States are provided to us at no cost at the offices of one of our shareholders, Viking Investments USA, Inc., which are located at 65 Broadway, Suite 888, New York, New York. The fair market value of the office space we utilize i.e. approximately $2,000 per month.

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

	Bid Prices (1)
Quarter Ended	High	Low

July 31, 2005	3.90	1.20
October 31, 2005	2.70	1.20
January 31, 2006	1.20	0.90
April 30, 2006	4.50	0.60

July 31, 2006	1.80	1.20
October 31, 2006	5.25	0.30

January 31, 2007	3.97	1.85
April 30, 2007	4.00	2.70
July 31, 2007	3.10	2.00
October 31, 2007	11.67	1.15

January 31, 2008	2.65	1.15

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

Holders

As of May 20, 2008, there were 35,096,680 shares of our common stock issued and outstanding held by 83 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is substantially higher.

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

ITEM 6 – SELECTED FINANCIAL DATA

Renhuang Pharmaceuticals, Inc.	For the fiscal year ended October 31,	For the six Months Ended October 31,	For the fiscal years ended April 30, (in 000s)
	2007	2006	2006 (1)	2005 (1)	2004 (1)

Statement of Operations Data:

Total revenues	$28,040,174	12,247,489	N/A	N/A	N/A
Total cost of revenue	13,693,892	6,143,277	N/A	N/A	N/A
Gross profit	14,346,282	6,104,212	N/A	N/A	N/A

Operating income	9,560,994	4,216,732	-	-	-

Income from discontinued operations	N/A	N/A	879	(3,528)	(1,123)

Other Income	35,638	8,482

Income from continuing operations	9,596,632	4,225,214	-	-	-

Net income (loss)	9,596,632	4,225,214	877	(3,580)	(1,123)

Net income (loss) per common share from continuing operations	0.274	0.121	0	-	-

Net income (loss) per common share from discontinued operations	N/A	N/A	0.12	(0.73)	(0.23)

Net income (loss) per basic common share	0.274	0.121	0.12	(0.73)	(0.23)

Balance Sheet Data:

Current assets	$22,283,186	10,571,637	0	9,546	7,903
Total assets	24,889,471	13,288,532	0	9,777	8,269

Current liabilities	3,495,971	2,663,757	0	10,510	7,796
Total liabilities	3,495,971	2,663,757	0	10,510	7,796
Total stockholders’ equity (deficit)	21,393,500	10,624,775	0	(732)	473

Total dividends per common share	-	-	-	-	-

(1)	Fiscal year end numbers for April 30, 2006, 2005, and 2004, are from our previous operations as a company specializing in providing of home financing through the brokerage of residential home loans.

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

Our pharmaceutical products are distributed through our approximately 25 independent sales distributors. These distributors have more than 60 sales offices with more than 2,000 sales people. Upon the effectiveness of the Merger, we adopted the business of Renhuang China, which we have continued as our sole line of business.

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

Change in Fiscal Year

On December 5, 2006, our Board of Directors approved the change of our fiscal year end from April 30 to October 31. Our Annual Report on Form 10-K for the period ended October 31, 2006 was a transition report, and included information for the six-month transitional period from May 1, 2006 to October 31, 2006. For Old Renhuang’s six month comparative numbers for the same period in 2005, see Note 19 to the financial statements filed attached hereto. For our last three fiscal years please see our Annual Report on Form 10-K for the twelve-month periods ended April 30, 2006 and 2005.

Year Ended October 31, 2007 Compared to Six Months Ended and Year Ended October 31, 2006

Introduction

For the twelve months ended October 31, 2007, we generated $28,040,174 in revenues on cost of sales of $13,693,892. With these revenues and cost of sales for the year ended October 31, 2007, we had a net income of $9,596,632. Due to our change in fiscal year from April 30th to October 31st during 2006, the numbers contained in our financial statements and the analysis contained herein are for the year ended October 31, 2006, but only our six months numbers ended October 31, 2006 are audited and therefore the numbers for the year ended October 31, 2006 are unaudited numbers. For the year ended October 31, 2006, we had revenues of $28,675,410, on cost of sales of $15,006,504. With these revenues and costs of sales we had a net income of $4,683,114.

Revenues, Expenses and Loss from Operations

	Year Ended October 31, 2007	Six Months Ended October 31, 2006	Six Months November 1, 2005 - April 30, 2006 (Old Renhuang) (unaudited, per management’s records)	Combined November 1, 2005 to October 31, 2006 (unaudited, per management’s records)

Revenue	$28,040,174	$12,247,489	$16,427,921	$28,675,410
Cost of Sales	(13,693,892)	(6,143,277)	(8,863,227)	(15,006,504)
Selling and Distribution Expenses	(166,567)	(299,484)	(577,370)	(876,854)
Advertising Expenses	(1,358,900)	(677,390)	(2,917,988)	(3,595,378)
General and Administrative Expenses	(2,553,541)	(657,574)	(1,632,290)	(2,289,864)
Research and Development	(282,009)	(121,272)	(817,547)	(938,819)
Provision for Doubtful Accounts	(130,634)	-	(622,618)	(622,618)
Depreciation and Amortization	(293,637)	(131,760)	(328,051)	(459,811)
Other Income (Cost)	35,638	8,482	(210,930)	(202,448)
Net Income	$9,596,632	$4,225,214	$457,900	$4,683,114

Revenues

Our revenues for the year ended October 31, 2007 were $28,040,174 compared to revenues of $28,675,410 for the year ended October 31, 2006. Our revenues were similar for the two comparable periods. During the year ended October 31, 2007, we increased production of our products with higher profit margins and that are in line with our overall strategy and decreased production of our products with lower profit margins. Our revenues for the year ended October 31, 2007 consisted primarily of sales of the following products: Acanthopanax products (approximately 53%), Shark Power Health Care products (approximately 13%), and other Chinese traditional medical products (approximately 34%).

Cost of Sales

Our cost of sales for the year ended October 31, 2007, were $13,693,892 and consisted primarily of raw material, labor and production costs, compared to our cost of sales for the year ended October 31, 2006 of $15,006,504.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses we have related to the actual sales of our products and the costs we incur in distributing those products. For the year ended October 31, 2007 our selling and distribution expenses were $166,567, compared to $876,854 for the year ended October 31, 2006.

Advertising Expenses

For the year ended October 31, 2007 we had advertising expenses of $1,358,900 compared to $3,595,378 for the year ended October 31, 2006. Our advertising expenses for both periods were primarily related to the advertising of Acanthophanax and our traditional Chinese medicines. Our advertising expenses for the year ended October 31, 2007 were substantially less than our advertising expenses for the year ended October 31, 2006, due to the shift in our product portfolio. During 2007 we enjoyed the benefits of our advertising outlay during 2006, while reducing our advertising expenditures during 2007.

General and Administrative Expenses

Our general and administrative expenses were $2,553,541 for the year ended October 31, 2007. Of our $2,553,541 general and administrative expenses for the year ended October 31, 2007, the primary expenses were as follows: $69,825 for traveling expenses, $404,102 for payroll, $100,702 for office expenses, and $120,878 for entertainment expenses. Our general and administrative expenses were $2,289,864 for the year ended October 31, 2006.

Research and Development

Our research and development expenses were $282,009 for the year ended October 31, 2007, compared to $938,819 for the year ended October 31, 2006. Our research and development expenses are primarily related to the development of our existing healthcare products.

Depreciation and Amortization

We had depreciation and amortization expenses of $293,637 for the year ended October 31, 2007, and $459,811 for the year ended October 31, 2006. For both periods our depreciation and amortization expenses related to machinery, equipment and vehicles.

Net Income from Operations

Our net income for the year ended October 31, 2007, was $9,596,632, compared to $4,683,114 for the year ended October 31, 2006. Our net income for this year was significantly higher this year than last year due to higher costs of sales and expenses, especially advertising expenses, for the year ended October 31, 2006. Due to a variety of factors that could occur in any year period our net income could differ significantly from year to year.

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

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of October 31, 2007 and 2006, respectively, are as follows:

	October 31, 2007	October 31, 2006

Cash and Cash Equivalents	$10,153,603	$1,021,267
Total Current Assets	22,283,186	10,571,637
Total Assets	24,889,471	13,288,532
Total Current Liabilities	3,495,971	2,663,757
Total Liabilities	$3,495,971	$2,663,757

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities was $8,876,363 for the year ended October 31, 2007, compared to ($2,529,639) for the six months ended October 31, 2006. Our cash from operating activities for the year ended October 31, 2007 was primarily ($2,574,916) in net trade receivables, ($305,926) in inventories, $206,548 in other net receivables, ($430,146) in related party accounts payable, ($191,388) in third party accounts payable and accruals, and $1,306,967 in other payables.

Investments

Net cash used in investing activities was ($45,741) for the year ended October 31, 2007, compared to ($183,410) for the six months ended October 31, 2006. For the year ended October 31, 2007, all our cash used in investing activities related to the acquisition of property, plant and equipment

Financing

Net cash provided by financing activities was $0 for the year ended October 31, 2007, compared to $3,680,577 for the six months ended October 31, 2006. The sole contributor to the cash used in financing activities during six months ended October 31, 2006 was an increase in paid-in cash. We did not obtain any paid-in cash for the year ended October 31, 2007.

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of October 31, 2006 and 2005, respectively, are as follows:

	October 31, 2006	October 31, 2005 (Old Renhuang – Unaudited)

Cash and Cash Equivalents	$1,021,267	$3,439,402
Total Current Assets	10,571,637	11,828,408
Total Assets	13,288,532	23,622,646
Total Current Liabilities	2,663,757	9,371,070
Total Liabilities	$2,663,757	$13,089,464

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

Debt Instruments, Guarantees, and Related Covenants

We do not have any long term debt and no significant short term debt, and have not entered into any guarantee arrangements or other related covenants.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period (in RMB)
Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	4,225,000	2,935,000	1,290,000	-0-	-0-
Related Party	2,100,000	2,100,000	-0-	-0-	-0-
Third Party	2,125,000	835,000	1,290,000	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

As noted above, we do lease office space from Old Renhuang, but we rent the space pursuant to a one year lease and therefore, in accordance with GAAP, we have not capitalized this expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheet as of October 31, 2007 and 2006	F-3 – F-4

Consolidated Statement of Income for the year ended October 31, 2007 and the six months ended October 31, 2006	F-5

Consolidated Statement of Changes in Stockholders’ Equity for the year ended October 31, 2007 and the six months ended October 31, 2006	F-6

Consolidated Statement of Cash Flows for the year ended October 31, 2007 and the six months ended October 31, 2006	F-7 – F-8

Notes to Consolidated Financial Statements	F-9

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer have concluded that as of October 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of October 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

We were unable to meet our requirements to timely file our Annual Report on Form 10-K for the year ended October 31, 2007. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Annual Report Form 10-K for the year ended October 31, 2007. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, subsequent to October 31, 2007, we are working with our independent auditors to help remediate these issues. We will periodically reassess our internal control structure and procedures for financial reporting to ensure they are sufficient.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T) – CONTROLS AND PROCEDURES

We are not required to furnish the information required by this item until we report on our fiscal year ending October 31, 2008.

ITEM 9B – OTHER INFORMATION

There have been no events that are required to be reported under this Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

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

Name	Age	Position(s)
Shaoming Li	45	Chairman of the Board of Directors, President and Chief Executive Officer
Fanrong Meng	35	Vice President, Director
Andy Wu	39	Director
Zuoliang Wang	36	Interim Chief Financial Officer
Jiang He	36	Secretary

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

Board Meetings and Committees

During the fiscal year ended October 31, 2007, the Board of Directors met on numerous occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

On April 1, 2006, Mr. Shaoming and Mr. Zuoliang Wang of our Board of Directors formed an Audit Committee. Mr. Wang is no longer on the Board of Directors or Audit Committee. Mr. Andy Wu was appointed to our Board of Directors and as the Chairman of the Audit Committee effective January 25, 2007. During the year ended October 31, 2007, the Audit Committee met on one occasion. In accordance with a written charter adopted by the Company’s Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls. In connection with the audit of our financial statements for the year ended October 31, 2007, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the independent auditors the matters required to be discussed by SAS 61, (iii) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, (iv) discussed with the independent accountant the independent accountant’s independence, and (v) made appropriate recommendations to our Board of Directors concerning inclusion of the audited financial statements in our annual report on Form 10-K.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Compensation Committee

On April 1, 2006, Mr. Shaoming and Mr. Zuoliang Wang of our Board of Directors formed an Compensation Committee. Mr. Wang is no longer on the Board of Directors or Compensation Committee. During the year ended October 31, 2007, the Compensation Committee met on one occasion.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended October 31, 2007, 2006 and 2005. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Shaoming Li	2007	31,250	-0-	-0-	-0-		-0-	-0-	-0-	31,250
President, Chief Executive Officer, and Director	2006	31,250	-0-	-0-	-0-		-0-	-0-	-0-	31,250
	2005

Fanrong Meng	2007	4,500	-0-	-0-	-0-		-0-	-0-	-0-	4,500
Vice President, Director	2006
	2005

Zouliang Wang	2007	4,500	-0-	-0-	-0-		-0-	-0-	-0-	4,500
Interim Chief Financial Officer	2006
	2005

Jiang He	2007	4,500	-0-	-0-	-0-		-0-	-0-	-0-	4,500
Secretary	2006
	2005

Andy Wu	2007	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-
Independent Director	2006
	2005

Magnus Moliteus	2007	-0-	-0-	-0-	31,699	(1)	-0-	-0-	-0-	31,699
Ex- Director	2006	N/A	N/A	N/A	N/A		N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A		N/A	N/A	N/A	N/A

(1) We entered into a Director appointment agreement with Mr. Magnus Moliteus dated April 16, 2007, pursuant to which we issued Mr. Magnus Moliteus 15,000 warrants, which terminates on April 16, 2010, to purchase 15,000 shares of our common stock at $3.02 per share. Pursuant to this same agreement, on July 31, 2007, 10,000 warrants were issued to Mr. Magnus Moliteus. We valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a value of $22,442 and $9,257 respectively. See Note 16 to the attached financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Shaoming Li	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Fanrong Meng	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Zouliang Wang	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Jiang He	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Andy Wu	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Magnus Moliteus	25,000	-0-	-0-	(1)	(1)	-0-	-0-	-0-	-0-

(1) We entered into a Director appointment agreement with Mr. Magnus Moliteus dated April 16, 2007, pursuant to which we issued Mr. Magnus Moliteus 15,000 warrants, which terminates on April 16, 2010, to purchase 15,000 shares of our common stock at $3.02 per share. Pursuant to this same agreement, on July 31, 2007, 10,000 warrants were issued to Mr. Magnus Moliteus. We valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a value of $22,442 and $9,257 respectively. See Note 16 to the attached financial statements.

 2003 Omnibus Securities Plan

On February 28, 2003, our Board of Directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan, which was approved by our shareholders on April 11, 2003. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allowed for the award of stock and options, up to 25,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003, and the 1-for-30 reverse stock split in 2006) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan should automatically be adjusted to an amount equal to ten percent (10%) of our outstanding stock on April 30 of the immediately preceding year. As of October 31, 2007, there are no options or other financial instruments outstanding under the 2003 Omnibus Securities Plan.

Board Compensation

On April 16, 2007, we appointed Mr. Magnus Moliteus to our Board of Directors. Under a Director appointment agreement, as compensation for his services as a Director, Mr. Moliteus received a warrant to acquire 15,000 shares of our common stock at signing, plus an additional 10,000 options and $10,000 annually thereafter, with the first payment paid at the end of July, 2007.

On January 15, 2007, we appointed Andy Wu to our Board of Directors. As compensation for his services as a Director, Mr. Wu was to receive options to acquire 10,000 options at signing, plus $3,000. As of October 31, 2007, we had not issued the options to Mr. Wu.

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

There are currently no other agreements with any of the directors, or director nominees for compensation. Our directors are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

The following table sets forth director compensation as of October 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shaoming Li	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Fanrong Meng	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Andy Wu	-0-	-0-	-0- (1)	-0-	-0-	-0-	-0-

Magnus Moliteus	-0-	-0-	31,699 (2)	-0-	-0-	-0-	31,699

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

(1) We entered into a Director appointment agreement with Mr. Andy Wu dated February 15, 2007, pursuant to which we are obligated to issue Mr. Wu warrants, exercisable for three (3) years, to purchase 5,000 shares of our common stock at $3.02 per share; and warrants each July 31, beginning in 2007, exercisable for three (3) years, to purchase 5,000 shares of our common stock at the then fair market value of our common stock. All warrants are to be issued pursuant to the terms of form warrant agreement, with the remaining terms to be agreed to by the parties. As of October 31, 2007, we had not agreed to a warrant agreement or issued the warrants to Mr. Wu, and, therefore, we did not include them as compensation in the above director’s compensation table.

(2) We entered into a Director appointment agreement with Mr. Magnus Moliteus dated April 16, 2007, pursuant to which we issued Mr. Magnus Moliteus 15,000 warrants, which terminates on April 16, 2010, to purchase 15,000 shares of our common stock at $3.02 per share. Pursuant to this same agreement, on July 31, 2007, 10,000 warrants were issued to Mr. Magnus Moliteus. We valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a value of $22,442 and $9,257 respectively. See Note 16 to the attached financial statements.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 10, 2008, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	Shaoming Li (2)(3)	17,850,000	(4)	50.85	%(4)
Common Stock	Fanrong Meng (2)	0		0%
Common Stock	Andy Wu (2)	0		0%
Common Stock	Jiang He (2)	0		0%
Common Stock	Zuoliang Wang (2)	0		0%
Common Stock	Magnus Moliteus (2)	25,000	(5)	>1%
Common Stock	China Wealth Source Co.	4,278,000		12.19%

Common Stock	All Directors and Officers As a Group (4 persons)	17,860,000	(4)(5)	50.85	%(4)(5)

(1)
Unless otherwise indicated, based on 35,096,680 shares of common stock issued and outstanding following the Merger. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, 150050, P.R. China.

(4)	Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li.

(5)	Includes Warrants to purchase 25,000 shares of common stock.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended October 31, 2007, Schwartz Levitsky Feldman LLP billed us $178,000 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable. During the six months ended October 31, 2006, Rotenberg & Co. LLP billed us $172,500 in fees for professional services for the audit of our financial statements and review of our financial statements included in our Form 10-Q’s, as applicable. During the fiscal years ended April 30, 2006.and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $109,352.25, and Rotenberg billed us $0.00, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the year ended October 31, 2007, Schwartz Levitsky Feldman LLP billed us $5,000 in fees for the audit of our financial statements. During the six months ended October 31, 2006, Schwartz Levitsky Feldman LLP billed us $125,000 in fees for the audit of our financial statements and Rotenberg & Co. LLP billed us $0 relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements. During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $0.00, relating to procedures performed in connection with proxy and registration information filed with the SEC. There were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the year ended October 31, 2007, Schwartz Levitsky Feldman LLP billed us $0 for professional services for tax preparation. During the six months ended October 31, 2006, Rotenberg & Co. LLP billed us $0 for professional services for tax preparation. During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP billed us $0.00, and Rotenberg & Co. LLP billed us zero, respectively, for professional services for tax preparation.

All Other Fees

During the year ended October 31, 2007, Schwartz Levitsky Feldman LLP did not bill us for any other fees. During the six months ended October 31, 2006, Rotenberg & Co. LLP did not bill us for any other fees. During the fiscal years ended April 30, 2006 and 2005, Singer Lewak Greenbaum & Goldstein LLP and Rotenberg & Co. LLP did not bill us for any other fees.

Of the fees described above for the year ended October 31, 2007, 100% were approved by either the entire Board of Directors or the Audit Committee. Of the fees described above for the six months ended October 31, 2006, 100% were approved by either the entire Board of Directors or the Audit Committee. Of the fees described above for the fiscal year ended April 30, 2005, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals. Of the fees described above for the fiscal year ended April 30, 2004, 100% were approved by the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheet as of October 31, 2007 and 2006	F-3 – F-4

Consolidated Statement of Income for the year ended October 31, 2007 and the six months ended October 31, 2006	F-5

Consolidated Statement of Changes in Stockholders’ Equity for the year ended October 31, 2007 and the six months ended October 31, 2006	F-6

Consolidated Statement of Cash Flows for the year ended October 31, 2007 and the six months ended October 31, 2006	F-7 – F-8

Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003.

3.2 (5)	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006.

3.3 (1)	Second Restated Bylaws

10.1 (2)	Common Stock Purchase Agreement dated September 19, 2005.

10.2 (2)	Securities Purchase Agreement dated September 16, 2005.

10.3 (3)	Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

10.4 (3)	Stock Purchase Agreement dated September 30, 2005.

10.5 (4)	Securities Purchase Agreement dated September 16, 2005.

10.6 (6)	Loan Agreement with Heilongjiang Yuejintiande Building and Installation Project Co., Ltd.

10.7	Director Appointment Letter Agreement with Mr. Andy Wu dated February 15, 2007

10.8	Director Appointment Letter Agreement with Mr. Magnus Moliteus dated April 16, 2007

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2005.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 3, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 14, 2005.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission February 13, 2007.
(6)	Incorporated by reference from our First Amended Transition Report on Form 10-K/A filed with the Commission on February 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: May 27, 2008		/s/ Li Shaoming
	By:	Li Shaoming
Chairman, President and
Chief Executive Officer

Dated: May 27, 2008		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 27, 2008		/s/ Andy Wu
	By:	Andy Wu, Director

Dated: May 27, 2008		/s/ Fanrong Meng
	By:	Fanrong Meng, Director

Financial Statements and Report of

Independent Certified Public Accountants

RENHUANG PHARMACEUTICALS, INC.

Fiscal Year Ended October 31, 2007 and

Six Months Ended October 31, 2006

1

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
AMOUNTS EXPRESSED IN US DOLLARS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 31, 2007 and 2006	F-3 - F-4

Consolidated Statements of Income for the year ended October 31, 2007 and the six months ended October 31, 2006	F-5

Consolidated Statements of Changes in Equity for the year ended October 31, 2007 and the six months ended October 31, 2006	F-6

Consolidated Statements of Cash Flows for the year ended October 31, 2007 and the six months ended October 31, 2006	F-7 - F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Renhuang Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Renhuang Pharmaceuticals, Inc. as at October 31, 2007 and 2006, and the related consolidated statements of income cash flows and changes in stockholders’ equity for the year ended October 31, 2007 and for the six months ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renhuang Pharmaceuticals, Inc. as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended October 31, 2007 and for the six months ended October 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

“Schwartz Levitsky Feldman LLP”
/s/ Schwartz Levitsky Feldman llp
Toronto, Ontario, Canada	Chartered Accountants
May 15, 2008	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2007 AND 2006
(In US$)

ASSETS

	October 31, 2007	October 31, 2006

CURRENT ASSETS
Cash and cash equivalents (NOTE 5)	$10,153,603	$1,021,267
Accounts receivable, net (NOTE 6)	10,480,549	7,566,096
Inventories (NOTE 8)	969,672	622,144
Prepayments	9,917	102,473
Other receivables, net (NOTE 7)	669,445	1,143,834

DEFERRED EXPENSES	—	115,823

TOTAL CURRENT ASSETS	22,283,186	10,571,637

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 9)	2,606,285	2,610,285

CONSTRUCTION IN PROGRESS (NOTE 10)	—	106,610

TOTAL ASSETS	$24,889,471	$13,288,532

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2007 AND 2006
 (In US$)

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 31, 2007	October 31, 2006

CURRENT LIABILITIES
Accounts payables (NOTE 11)
- due to related parties	$—	$419,910
- due to third parties	188,600	366,805
Other payables (NOTE 12)
- due to related parties	—	—
- due to third parties	3,307,371	1,877,042
TOTAL CURRENT LIABILITIES	3,495,971	2,663,757

TOTAL LIABILITIES	3,495,971	2,663,757

RELATED PARTY TRANSACTIONS (NOTE 17)

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS' EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,096,681 (35,000,181 in 2006) at par value of 0.001; authorized preferred shares 1,000,000, outstanding number of shares nil (nil in 2006)	35,097	35,000
Additional paid-in capital	6,627,099	6,310,822
Reserves (NOTE 13)	1,841,734	847,133
Retained earnings	11,980,112	3,378,081
Accumulated other comprehensive income	909,458	53,739
TOTAL STOCKHOLDERS' EQUITY	21,393,500	10,624,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,889,471	$13,288,532

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED OCTOBER 31, 2007 AND FOR THE SIX MONTHS ENDED OCTOBER 31, 2006
(In US$)

	Year Ended October 31, 2007	Six Months Ended October 31, 2006 (Note 20)

SALES	$28,040,174	$12,247,489

COST OF SALES	(13,693,892)	(6,143,277)

GROSS PROFIT	14,346,282	6,104,212

SELLING AND DISTRIBUTION EXPENSES	(166,567)	(299,484)

ADVERTISING EXPENSE	(1,358,900)	(677,390)

GENERAL AND ADMINISTRATIVE EXPENSES	(2,553,541)	(657,574)

RESEARCH AND DEVELOPMENT	(282,009)	(121,272)

PROVISION FOR DOUBTFUL ACCOUNTS	(130,634)	—

DEPRECIATION AND AMORTIZATION	(293,637)	(131,760)

INCOME FROM OPERATIONS	9,560,994	4,216,732

OTHER INCOME	35,638	8,482

INCOME BEFORE INCOME TAXES	9,596,632	4,225,214

INCOME TAXES (NOTE 14)	—	—

NET INCOME	9,596,632	$4,225,214

BASIC EARNINGS PER SHARE	0.274	0.121

DILUTED EARNING PER SHARE	0.274	0.121

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC	35,039,310	35,000,181

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	35,039,550	35,000,181

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2007 AND FOR THE SIX MONTHS ENDED OCTOBER 31, 2006
(In US$)

						Accumulated
			Additional			Other
	Common Stock		Paid-in		Retained	comprehensive	Total
	Shares	Amount	capital	Reserves	Earnings	income	Equity
Balance at May 1, 2006	-	-	$6,345,822	$—	$—	$—	$6,345,822
Recapitalization pursuant to reverse acquisition	35,000,181	$35,000	$(35,000)
Net income for the year		—	—	—	4,225,214	—	4,225,214
Transfer to reserves		—	—	847,133	(847,133)	—	—
Other comprehensive income
- foreign currency translation		—	—	—	—	53,739	53,739
Balance at October 31, 2006	35,000,181	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Issuance of common stock (NOTE 15)	96,500	97	284,578	—	—	—	284,675
Net income for the year		—	—	—	9,596,632	—	9,596,632
Transfer to reserves		—	—	994,601	(994,601)	—	—
Warrants issued to director (NOTE 16)		—	31,699	—	—	—	31,699
Other comprehensive income
- foreign currency translation		—	—	—	—	855,719	855,719

Balance at October 31, 2007	35,096,681	$35,097	$6,627,099	$1,841,734	$11,980,112	$909,458	$21,393,500

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2007 AND
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006
(In US$)

	Year Ended October 31, 2007	Six Months Ended October 31, 2006 (Note 20)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,596,632	$4,225,214
Adjustments to reconcile net income to net cash from operating activities :
Depreciation and amortization	293,637	131,760
Provision for bad debts	130,634	—
Fair value of warrants issued	31,699	—
Fair value of shares issued	284,675	—
Changes in operating assets and liabilities:
Accounts receivable	(2,574,916)	(7,566,096)
Inventories	(305,926)	(622,144)
Amount due from related parties	(430,146)	—
Other receivables, net	520,523	(1,143,834)
Deferred expenses	118,647	(115,823)
Prepayments	95,325	(102,473)
Accounts payable and accruals
- Related Parties	—	419,910
- Third Parties	(191,388)	366,805
Other Payables – Third Parties	1,306,967	1,877,042
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,876,363	(2,529,639)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(45,741)	(76,800)
Construction in Progress	—	(106,610)
NET CASH USED IN INVESTING ACTIVITIES	(45,741)	(183,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase of paid-in capital	—	3,680,577
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	3,680,577

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEAR ENDED OCTOBER 31, 2007 AND
FOR THE 6 MONTHS ENDED OCTOBER 31, 2006
(In US$)

	Year Ended October 31, 2007	Six Months Ended October 31, 2006 (Note 20)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,830,622	967,528

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	301,714	53,739

Cash and cash equivalents, beginning of period	1,021,267	—

Cash and cash equivalents, end of period	$10,153,603	$1,021,267

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common shares for financing services	284,675	—

Warrants granted to a director for services	31,699	—

Property, plant and equipment received from stockholders as part of paid-in capital	—	2,665,245

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006

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

Shares of the Company's Common Stock are trading on the NASD-Over the Counter (OTC) Bulletin Board Market under the symbol RHGP.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refer to the consolidated Renhuang Pharmaceuticals, Inc. entity.

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

B. ACCOUNTS RECEIVABLE

 Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. An account is considered past due after ninety (90) days from the invoice date. The allowance on the doubtful accounts was $134,295 as at October 31, 2007 ($nil in 2006)

C. INVENTORIES

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

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying value of financial instruments including cash, accounts receivables, other receivables, accounts payable, other payables and accrued expenses and debts, approximates their fair value at October 31, 2007 due to the relatively short-term nature of these instruments.

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

In accordance with the relevant income tax laws applicable to wholly foreign owned enterprises (WFOE) operating in PRC, the profits of the Company are fully exempt from income tax for two years (“tax holiday”), commencing from the first profit making year of operations, followed by a 50% exemption for the immediate next three years (“tax preferential period”), after which the profits of the Company will be taxable at the full rate, currently 25%.

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

I. IMPAIRMENT OF LONG-TERM ASSETS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. The determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of October 31, 2007, management expects its long-lived assets to be fully recoverable.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation. The Foreign exchange rate between the RMB and the United States dollar on October 31, 2007 and 2006 and the average through November 1, 2006 to October 31, 2007 and May 1, 2006 to October 31, 2006 are:

	2007	2006

Balance Sheet- Year end RMB : US$ exchange rate	7.4820:1	7.8792:1

Operating Statement: Average yearly RMB : US$ exchange rate	7.6917:1	7.9720:1

K. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily related to the realizable value of accounts receivable, other receivables, inventories, the useful lives of plant and equipment and accruals of liabilities. Actual results when ultimately realized could differ from those estimates.

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

M. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

N. RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales. R&D for the year ended October 31, 2007 and 2006 are $282,009 and $121,272, respectively.

O. ADVERTISING

Advertising costs consist primarily of promoting the Company and the Company’s products through printed advertisements in trade publications and television. Advertising costs are expensed as incurred. They are separately disclosed in income statements.

P. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock-based compensation measured at the grant date fair value of the award.

Q. CLASSIFICATION OF OPERATING COSTS AND EXPENSES

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

R. SEGMENTS

No business segment analysis is provided for the year ended October 31, 2007, as no revenue and no income from operations is attributable to the segment other than sales of pharmaceutical products.

Further, no geographical segment analysis is provided for the year ended October 31, 2007, as no revenue and no income from operations is attributable to the segment other than the Mainland China.

S. EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and if the additional common shares were dilutive.

T. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $855,719 ($53,739 in 2006), which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the period ended October 31, 2007 and 2006 were $10,452,351 and $4,278,953, respectively.

U. RECENT PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended October 31, 2007. The adoption of this standard had no material impact on the financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended October 31, 2007. The adoption of this standard had no material impact on the financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this statement could have on is financial condition, results of operations or cash flows.

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

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of October 31, 2007 and 2006 consist of the following:

	2007	2006

Cash on hand	$28,657	$21,864
Cash in banks	10,124,946	999,403
	$10,153,603	$1,021,267

6. ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as at October 31, 2007 and 2006 are summarized as follows:

	2007	2006

Accounts receivable	$10,614,844	$7,566,096
Less: Allowance for doubtful accounts	(134,295)	(-)
Accounts receivable, net	$10,480,549	$7,566,096

The customers who owed over 10% in value of the total accounts receivable balance as at October 31, 2007 and 2006 are listed as:

	2007		2006
Customer A:	$1,372,964	13%	$792,617	10%
Customer B:	$1,347,250	13%	$814,114	11%
Customer C:	$942,082	9%	$683,433	9%

7. OTHER RECEIVABLES

Other receivables as of October 31, 2007 and 2006 consist of the following:

	2007	2006

Due from third parties	$233,268	$1,143,834
Due from related parties	482,365	—
Less: allowance for doubtful accounts	(46,188)	(-)
	$669,445	$1,143,834

8. INVENTORIES

The Company's inventories at October 31, 2007 and 2006 are summarized as follows:

	2007	2006

Raw materials	$905,227	$569,349
Finished goods	64,445	52,795
	$969,672	$622,144

The Company did not have obsolete inventories as of October 31, 2007 and 2006.

9. PROPERTY, PLANT AND EQUIPMENT, NET

	2007	2006
Cost:-
Plant and machinery	$2,959,892	$2,718,407
Office equipment and furnishings	38,649	3,966
Motor vehicles	48,364	19,672
	3,046,905	2,742,045

Less: Accumulated depreciation:-
Plant and machinery	435,791	131,405
Office equipment and furnishings	1,713	44
Motor vehicles	3,116	311
	440,620	131,760

Net book value	$2,606,285	2,610,285

Depreciation expenses relating to property, plant and equipment were $293,637 and $131,760 for the year ended October 31, 2007 and for the six months ended October 31, 2006, respectively.

10. CONSTRUCTION IN PROGRESS

The construction in progress in 2006 was completed in the year ended October 31, 2007.

11. ACCOUNTS PAYABLES

Accounts payables as of October 31, 2007 and 2006 consist of the following:

	2007	2006

Due to related parties	$-	$419,910
Due to third parties	188,600	366,805
	$188,600	$786,715

The amount of $nil ($419,910 in 2006) is payable to a related party on the purchase of plant raw materials. The price is equal to the cost when the related party purchases the above plant raw materials.

The suppliers from whom the purchased amounts are over 10% of the total purchases for the year ended October 31, 2007 and for the six months ended October 31, 2006 are listed as:

	2007		2006
Supplier A:	$2,330,232	25%	$1,327,211	30%
Supplier B:	$1,189,098	13%	$691,232	12%
Supplier C:	$992,851	11%	$586,537	10%

12. OTHER PAYABLES

The balance as at October 31, 2007 mainly includes professional fee payable $332,500, sales rebate payable of $1,591,138, VAT payable of $589,410, social insurance payable of $343,046.

As at October 31, 2006, the balance includes sales rebate payable of $1,031,101, VAT payable of $419,121, professional fee payable of $302,500 and payroll payable of $124,320.

13. RESERVES

The reserve funds are comprised of the following:

	2007	2006

Statutory surplus reserve fund	$1,559,357	$564,756
Public welfare fund	282,377	282,377
	$1,841,734	$847,133

Pursuant to the relevant laws and regulations of the PRC, the Company is required each year to transfer 10% of the profit after tax as reported under the PRC statutory financial statements to the statutory surplus reserve fund until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any loss incurred or to increase share capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital.

Prior to January 1, 2007, the Company was required each year to transfer 5% of the profit after tax as reported under the PRC statutory financial statements to the public welfare funds.  This reserve was restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company.  The public welfare funds are not available for distribution to the stockholders (except on liquidation).  Once capital expenditure for staff welfare facilities has been made, an equivalent amount must be transferred from the public welfare funds to the discretionary common reserve funds.  Due to a change in the PRC Company Law, appropriation of profit to the public welfare funds is no longer required.

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

Had the company not been granted the tax holiday, the income tax provision at 33% would have been approximately US$3,167,000 and US$1,394,000 for the year ended October 31, 2007 and for the six months ended October 31, 2006, respectively.

15. COMMON STOCK

During the year ended October 31, 2007, 96,500 common stocks were issued as S8 shares for financing services fee of $284,675.

16. WARRANTS

The Company entered into a Director appointment agreement with Mr. Magnus Moliteus dated April 16, 2007, pursuant to which the Company issued Mr. Magnus Moliteus 15,000 warrants, which terminates on April 16, 2010, to purchase 15,000 shares of Renhuang’s common stock at $3.02 per share. On July 31, 2007, 10,000 warrants were issued to Mr. Magnus Moliteus. The Company valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a value of $22,442 and $9,257 respectively. These amounts were charged to expense on the Company’s financial statements for the year ended October 31, 2007.

At October 31, 2007, the following table summarizes the changes in warrants outstanding and the related prices for the shares of the company’s common stock issued to non-employees of the company. These warrants were granted in lieu of cash for compensation for services performed of a newly appointed director. The company is obligated to grant 10,000 warrants on July 31 for three consecutive years, starting from July 31, 2007.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$ 3.02	15,000	2.45	$3.02	15,000	2.45
$ 2.50	10,000	2.75	$2.50	10,000	2.75
	25,000			25,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	—	—
Granted
— April 16, 2007	15,000	$3.02
— July 31, 2007	10,000	$2.50
Exercised	—	—
Cancelled or expired	—	—
Outstanding at October 31, 2007	25,000	$2.81

The estimated value of the compensatory warrants granted to Director in exchange for services was determined using the Black-Scholes pricing model and the following assumptions:

	15,000 warrants granted on April 16, 2007	10,000 warrants granted on July 31, 2007
Significant assumptions
Risk-free interest rate at grant date	4.74%	4.78%
Expected stock price volatility	70.83%	48.59%
Expected dividend payout	0	0
Expected option life-years	3	3

17. RELATED PARTY TRANSACTIONS

The Company had the following significant related party transactions during the years:

■
The Company rented property and plant from Harbin Renhuang Pharmaceutical Stock Co. Ltd. The lease term is from May 1, 2006 to April 30, 2007, with monthly rental payment $45,504. The rental is fair value as appraised by a third party property company.

■	The Company rented property and plant from its predecessor Harbin Renhuang Pharmaceutical Stock Co. Ltd. The lease term is from May 1, 2007 to May 1, 2008, with monthly rental payment of $45,504.

18. COMMITMENTS AND CONTINGENCIES

A. CAPITAL AND LEASE COMMITMENTS

As of October 31, 2007, the Company has the following significant capital and lease commitments outstanding:

●
The Company rented property and plant from Harbin Renhuang Pharmaceutical Stock Co. Ltd. The lease term is from May 1, 2007 to April 30, 2008, with monthly rental payment $46,779. The rental is fair value as appraised by a third party property company.

●	The Company rented office from Hei Long Jiang Jiu San You Zhi Co., Ltd. The lease term is from May 1, 2007 to April 30, 2010, with average monthly rental payment $9,393.

The company rented plant from its predecessor Harbin Renhuang Pharmaceutical Stock Co. Ltd., see Note 17.

October 31, 2007
within 1 year	$334,804
1-2 years	114,943
2-3 years	57,471
Total	$507,218

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

For information purposes, we present below the results of operations of Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”) for the six months ended April 30, 2006 and the cash flow statement for the six months ended April 30, 2006.

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN CHINA)

STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Unaudited)
Six Months Ended April 30, 2006

SALES	$16,427,921

COST OF SALES	8,863,227

GROSS PROFIT	7,564,694

SELLING AND DISTRIBUTION EXPENSES	577,370

ADVERTISING	2,917,988

GENERAL AND ADMINISTRATIVE EXPENSES	1,632,290

PROVISION FOR DOUBTFUL ACCOUNTS	622,618

DEPRECIATION AND AMORTIZATION	328,051

RESEARCH AND DEVELOPMENT	817,547

INCOME FROM OPERATIONS	668,830

FINANCE COSTS	359,465

GOVERNMENT SUBSIDIES	(155,316)

OTHER EXPENSES	6,781

INCOME BEFORE INCOME TAXES	457,900

INCOME TAXES	—

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$457,900

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN CHINA)

STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Unaudited)
2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$457,900
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	328,051
Changes in operating assets and liabilities:
Accounts receivable, net	(1,327,585)
Inventories	1,111,003
Prepayments	(506,399)
Other receivables, net	(116,993)
Deferred expenses	(694,211)
Accounts payable and accruals	(180,641)
Advance from customers	228,219
Other payables	203,108
NET CASH USED IN OPERATING ACTIVITIES	(497,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,876,244)
Proceed from disposition of property, plant and equipment	2,739,663
NET CASH PROVIDED BY INVESTING ACTIVITIES	$863,419

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN CHINA)

STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Unaudited)
2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Due (to)/from a director	$(916,165)
Due to related parties, net	(278,050)
Repayment of bank loan, net	(482,398)
NET CASH USED IN FINANCING ACTIVITIES	(1,676,613)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,310,742)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	97,235

Cash and cash equivalents, beginning of period	3,439,402

Cash and cash equivalents, end of period	$2,225,895

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$245,145

Income taxes paid	$—