Form 10-Q/A
period 2007-01-31
RENHUANG PHARMACEUTICALS INC
filed 2008-08-11
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Renhuang Pharmaceuticals, Inc.

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) discloses and discusses the impact and effect of a restatement of our previously filed unaudited consolidated financial statements contained in our originally-filed Quarterly Report on Form 10-Q for the period ended January 31, 2007; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q previously filed with the Securities and Exchange Commission on March 19, 2007.  This restatement is necessary due to the fact that during the review for the quarter ended July 31, 2007, we concluded that our previously reported unaudited consolidated balance sheet as of January 31, 2007, the unaudited consolidated statement of income for the three months ended January 31, 2007, and the unaudited consolidated statements of cash flows for the three months ended January 31, 2007 filed with our originally-filed Quarterly Report on Form 10-Q for the period ended January 31, 2007, did not accrue certain sales rebate payables from sales. As a result, we are filing this amended Quarterly Report on Form 10-Q/A for January 31, 2007, to make the necessary corrections to account for the sales rebates we owed third parties during this period, which contains an explanation in Note 18 to the financial statements. The revisions will result in the correction of certain amounts categorized as accounts payable and accruals to third parties, total current liabilities, and total liabilities, in our unaudited consolidated financial statements for above-mentioned periods.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2007 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited consolidated financial statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement of our unaudited consolidated financial statements, see Note 18 to our unaudited consolidated financial statements included in Part I - Item I.  Except for the corrections stated herein, no other information contained in our previously filed Form 10-Q for the quarter ended January 31, 2007 has been updated or amended.

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
	(Restated)
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

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2007

(Amounts in United States Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
	(Restated)
CURRENT LIABILITIES
Accounts payables and accruals (NOTE 10)
- due to related parties	$—	$419,910
- due to third parties	619,917	366,805
Other payables (NOTE 11)
- due to related parties	135,003	—
- due to third parties	2,402,757	1,877,042
TOTAL current LIABILITIES	3,157,677	2,663,757

TOTAL LIABILITIES	3,157,677	2,663,757

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001; authorized preferred shares 1,000,000	35,000	35,000
Additional Paid-in capital	6,310,822	6,310,822
Reserves (NOTE 13)	1,610,192	847,133
Retained earnings	7,046,610	3,378,081
Accumulated other comprehensive income	214,974	53,739
TOTAL STOCKHOLDERS' EQUITY	15,217,598	10,624,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,375,275	$13,288,532

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars, Except for Number of Common Shares)

(Unaudited)
(Restated)
SALES	$9,503,993

COST OF SALES	(4,572,936)

GROSS PROFIT	4,931,057

SELLING AND DISTRIBUTION EXPENSES	(105,575)

ADVERTISING	(9,149)

GENERAL AND ADMINISTRATIVE EXPENSES	(319,785)

DEPRECIATION AND AMORTIZATION	(68,294)

INCOME FROM OPERATIONS	4,428,254

OTHER INCOME	3,347

OTHER EXPENSES	(13)

INCOME BEFORE INCOME TAXES	4,431,588

INCOME TAXES	—

NET INCOME	4,431,588

NET INCOME PER COMMON SHARE BASIC AND FULLY DILUTED	0.127

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,000,181

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars)

					Accumulated
		Additional			Other
	Common	Paid-in		Retained	comprehensive	Total
	Stock	capital	Reserves	Earnings	income	Equity
Balance at October 31, 2006 (Audited)	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Net income for the period	—	—	—	4,431,588	—	4,431,588

Transfer to reserves	—	—	763,059	(763,059)	—	—

Other comprehensive income
- foreign currency translation	—	—	—	—	161,235	161,235

Balance at January 31, 2007 (Unaudited)	$35,000	$6,310,822	$1,610,192	$7,046,610	$214,974	$15,217,598

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars)

(Unaudited)
(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,431,588
Adjustments to reconcile net income to net cash from operating activities :
Depreciation and amortization	68,294
Changes in operating assets and liabilities:
Accounts receivable, net	(3,048,548)
Inventories	(1,007,006)
Prepayments	(332,339)
Other receivables, net	1,142,321
Deferred expenses	(1,513)
Accounts payable and accruals	(166,798)
Other payables
- due to third parties	1,206,465
- due to related parties	(545,746)
NET CASH FROM OPERATING ACTIVITIES	1,746,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(97,309)
Construction in Progress	(45,108)
NET CASH USED IN INVESTING ACTIVITIES	$(142,417)

The accompanying notes are an integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2007
(Amounts in United States Dollars)

(Unaudited)
(Restated)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,604,501

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	161,234

Cash and cash equivalents, beginning of period	1,021,267

Cash and cash equivalents, end of period	$2,786,802

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	—

Income taxes paid	—

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

Had this tax holiday not been available, income tax expense would have increased by approximately US$1,462,424 for the quarter ended January 31, 2007.

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

S.  COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $161,235, which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the quarter ended January 31, 2007 was $4,592,823.

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

5.  ACCOUNTS RECEIVABLE

The Company's accounts receivable as at January 31, 2007 are summarized as follows:

	January 31, 2007	October 31, 2006
Accounts receivable	$10,667,984	$7,566,096
Less: Allowance for doubtful accounts	53,340	—
Accounts receivable, net	$10,614,644	$7,566,096

6.  INVENTORIES

The Company's inventories as at January 31, 2007 are summarized as follows:

	January 31, 2007	October 31, 2006
Raw materials	$1,513,067	$569,349
Finished goods	116,083	52,795
	$1,629,150	$622,144

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

The suppliers from whom the purchased amount is over 10% of the total purchase for the three months ended January 31, 2007 are listed as:

Supplier A:	$1,089,783	29%
Supplier B:	$574,114	15%
Supplier C:	$467,629	12%
Supplier D:	$379,789	10%

11.  OTHER PAYABLES

As at January 31, 2007, payable to related parties includes the rental payable of $135,003. Payable to third parties includes sales rebate payable of $1,709,215, VAT payable of $202,189, professional fee payable $307,500, and payroll payable $183,852 as of January 31, 2007.

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

18.  RESTATEMENT

The Company has restated its previously issued consolidated financial statements for the quarter ended January 31, 2007 and for the quarter ended April 30, 2007. During the review for the quarter ended July 31, 2007, the Company discovered an accounting error occurring in the filed financial statements for the quarter ended January 31, 2007 and for the quarter ended April 30, 2007. Certain amounts of sales rebate payable were not accrued from sales.

The following table summarizes the impact of the restatement adjustments on the consolidated balance sheet as of January 31, 2007:

	As of January 31, 2007
	As Previously Reported	Total Adjustments	As Restated
CURRENT ASSETS
Cash and cash equivalents	$2,786,802		$2,786,802
Accounts receivable, net	10,614,644		10,614,644
Inventories	1,629,150		1,629,150
Prepayments	434,812		434,812
Other receivables, net	1,513		1,513
Deferred expenses	117,336		117,336
TOTAL CURRENT ASSETS	15,584,257		15,584,257
PROPERTY, PLANT AND EQUIPMENT, NET	2,639,300		2,639,300
CONSTRUCTION IN PROGRESS	151,718		151,718
TOTAL ASSETS	$18,375,275		$18,375,275

CURRENT LIABILITIES
Accounts payables and accruals
- due to related parties	$—		$—
- due to third parties	619,917		619,917
Other payables
- due to related parties	135,003		135,003
- due to third parties	1,331,295	1,071,462	2,402,757
TOTAL current LIABILITIES	2,086,215	1,071,462	3,157,677
TOTAL LIABILITIES	2,086,215	1,071,462	3,157,677

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001; authorized preferred shares 1,000,000	35,000		35,000
Additional Paid-in capital	6,310,822		6,310,822
Reserves	1,610,192		1,610,192
Retained earnings	8,110,203	(1,063,593)	7,046,610
Accumulated other comprehensive income	222,843	(7,869)	214,974
TOTAL STOCKHOLDERS' EQUITY	16,289,060	(1,071,462)	15,217,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,375,275		$18,375,275

The following table summarizes the impact of the restatement adjustments on the consolidated statement of operations for the three months ended January 31, 2007:

	Three Months Ended January 31, 2007
	As Previously Reported	Total Adjustments	As Restated

SALES	$10,567,586	$(1,063,593)	$9,503,993
COST OF SALES	(4,572,936)		(4,572,936)
GROSS PROFIT	5,994,650	(1,063,593)	4,931,057

SELLING AND DISTRIBUTION EXPENSES	(105,575)		(105,575)
ADVERTISING	(9,149)		(9,149)
GENERAL AND ADMINISTRATIVE EXPENSES	(319,785)		(319,785)
DEPRECIATION AND AMORTIZATION	(68,294)		(68,294)
INCOME FROM OPERATIONS	5,491,847	(1,063,593)	4,428,254

OTHER INCOME	3,347		3,347
OTHER EXPENSES	(13)		(13)
INCOME BEFORE INCOME TAXES	5,495,181	(1,063,593)	4,431,588

INCOME TAXES	—		—

NET INCOME	5,495,181	(1,063,593)	4,431,588

NET INCOME PER COMMON SHARE BASIC AND FULLY DILUTED	0.157	(0.030)	0.127

The following table summarizes the impact of the restatement adjustments on the consolidated statement of cash flows for the three months ended January 31, 2007:

	Three Months Ended January 31, 2007
	As Previously Reported	Total Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,495,181	$(1,063,593)	$4,431,588
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	68,294		68,294
Changes in operating assets and liabilities:
Accounts receivable, net	(3,048,548)		(3,048,548)
Inventories	(1,007,006)		(1,007,006)
Prepayments	(332,339)		(332,339)
Other receivables, net	1,142,321		1,142,321
Deferred expenses	(1,513)		(1,513)
Accounts payable and accruals	(166,798)		(166,798)
Other payables			0
- due to third parties	135,003	1,071,462	1,206,465
- due to related parties	(545,746)	0	(545,746)
NET CASH FROM OPERATING ACTIVITIES	1,738,849	7,869	1,746,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(97,309)		(97,309)
Construction in Progress	(45,108)		(45,108)
NET CASH USED IN INVESTING ACTIVITIES	$(142,417)		$(142,417)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,596,432	7,869	1,604,501

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	169,103	(7,869)	161,234

Cash and cash equivalents, beginning of period	1,021,267		1,021,267

Cash and cash equivalents, end of period	$2,786,802		$2,786,802

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

RENHUANG PHARMACEUTICALS, INC.

STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Unaudited)
SALES	$9,401,684

COST OF SALES	(4,942,186)

GROSS PROFIT	4,459,498

SELLING AND DISTRIBUTION EXPENSES	(108,078)

ADVERTISING	(1,954,509)

GENERAL AND ADMINISTRATIVE EXPENSES	(574,729)

RESEARCH AND DEVELOPMENT	(713,621)

AMORTIZATION AND DEPRECIATION	(144,901)

INCOME/(LOSS) FROM OPERATIONS	963,660

FINANCE COST	(56,366)

OTHER INCOME	4,767

GOVERNMENT GRANT	154,294

INCOME BEFORE INCOME TAXES	1,066,355

INCOME TAXES	—

NET INCOME	$1,066,355

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

RENHUANG PHARMACEUTICALS, INC.

STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2006
(Amounts in United States Dollars)

CASH FLOWS FROM FINANCING ACTIVITIES:
Inception of bank loans, net	613,415
Due to a director	(756,350)
Due to related parties	(1,363,411)

NET CASH USED IN FINANCING ACTIVITIES	(1,506,346)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,082,046)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29,091

Cash and cash equivalents, beginning of period	3,439,402

Cash and cash equivalents, end of period	$1,386,447

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$59,958

Income taxes paid	$—

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

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Introduction

For the three months ended January 31, 2007, we generated $9,503,993 in revenues on cost of sales of $4,572,936. With these revenues and cost of sales for the three months ended January 31, 2007, we had a net income from operations and a net income attributable to shareholders of $4,428,254. As noted above, we acquired the majority of our current operations from Old Renhuang. For the three months ended January 31, 2006, Old Renhuang had revenues of $9,401,684, on cost of sales of $4,942,186. With these revenues and costs of sales Old Renhuang had a net income from operations and a net income attributable to shareholders of $1,066,355.

Revenues, Expenses and Profit from Operations

	Three Months Ended January 31, 2007	Three Months Ended January 31, 2006 (Old Renhuang)

Revenue	$9,503,993	$9,401,684
Cost of Sales	(4,572,936)	(4,942,186)
Selling and Distribution Expenses	(105,575)	(108,078)
Advertising Expenses	(9,149)	(1,954,509)
General and Administrative Expenses	(319,785)	(574,729)
Research and Development	—	(713,621)
Depreciation and Amortization	(68,294)	(144,901)
Other Income/(Expenses)	3,334	102,695
Net Income	$4,428,254	$1,066,355

Revenues

Our revenues of $9,503,993 increased by over 1.1% when compared to Old Renhuang’s revenues from the same period one year ago of $9,401,684. Our revenues for the three months ended January 31, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products. The value percentage on the sales of those products are 51%, 18% and 31%, respectively.

Cost of Sales

Our cost of sales for the three months ended January 31, 2007, were $4,572,936, representing 48.1% of revenue and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $4,942,186, representing approximately 52.6% of sales in that period. The improvement of the percentage of cost to revenue is due to the economy of scales resulted from the growth of the production and sales. Costs allocated to the aforementioned products, Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products, are 48%, 7% and 45%, respectively.

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

Net Income (Loss) from Operations

Our net income for the three months ended January 31, 2007, was $4,428,254, which increased by over 315% when compared to $1,066,355 for Old Renhuang for the same period one year ago. This increase in net income compared to Old Renhuang for the same period one year ago is primarily due to a 1.1% increase in sales and a decrease in our costs and expenses for the three months ended January 31, 2007, primarily a significant decrease in advertising costs, as discussed above.

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of January 31, 2007 and 2006 (Old Renhuang), respectively, are as follows:

	January 31, 2007	January 31, 2006 (Old Renhuang)

Cash and Cash Equivalents	$2,786,802	$1,386,447
Total Current Assets	15,584,257	10,610,442
Total Assets	18,375,275	22,753,906
Total Current Liabilities	3,157,677	7,403,567
Total Liabilities	$3,157,677	$11,125,282

Sources and Uses of Cash

Operations

Net cash from operating activities was $1,746,718 for the three months ended January 31, 2007, compared to net cash used in operating activities of $81,573 for Old Renhuang for the three months ended January 31, 2006. Our net cash used in operating activities for the current three month period was primarily ($3,048,548) in net accounts receivables, ($1,007,006) in inventories, $1,142,321 in other net receivables, ($166,798) in total accounts payable and accruals, and $660,719 from other payables.

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

ITEM 4 Controls and Procedures

Evaluation of disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer have concluded that as of January 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of January 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

During management’s review of our financial statements for the period ended July 31, 2007, our management became aware that our previously reported unaudited consolidated financial statements filed with our originally-filed Quarterly Report on Form 10-Q for the period ended January 31, 2007, did not properly accrue certain sales rebate payables. The consolidated financial statements properly recorded revenues from its sales, but did not properly account for certain rebates some of its customers were entitled to receive after the sales. As a result, we have filed this amended filing to restate our consolidated financial statements for this period. The restated consolidated financial statements show an increase in our current liabilities and a decrease in our sales and net income. Based on management’s review of this error, management concluded this error was caused by our failure to maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles. Management evaluated the impact of our failure to properly detect this error on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our failure to detect this error in the review of our quarterly financial statements represented a material weakness.

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

Renhuang Pharmaceuticals, Inc.

Dated: August 11, 2008		/s/ Li Shaoming
	By:	Li Shaoming
President and
Chief Executive Officer

Dated: August 11, 2008		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer