Form 10-Q/A
period 2007-04-30
RENHUANG PHARMACEUTICALS INC
filed 2008-08-11
CIK 926844

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

Renhuang Pharmaceuticals, Inc.

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) discloses and discusses the impact and effect of a restatement of our previously filed unaudited consolidated financial statements contained in our originally-filed Quarterly Report on Form 10-Q for the period ended April 30, 2007; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q previously filed with the Securities and Exchange Commission on June 14, 2007.  This restatement is necessary due to the fact that during the review for the quarter ended July 31, 2007, we concluded that our previously reported unaudited consolidated balance sheet as of April 30, 2007, the unaudited consolidated statement of income for the three months ended April 30, 2007, and the unaudited consolidated statements of cash flows for the three months ended April 30, 2007 filed with our originally-filed Quarterly Report on Form 10-Q for the period ended April 30, 2007, did not accrue certain sales rebate payables from sales. As a result, we are filing this amended Quarterly Report on Form 10-Q/A for April 30, 2007, to make the necessary corrections to account for the sales rebates we owed third parties during this period, which contains an explanation in Note 19 to the financial statements. The revisions will result in the correction of certain amounts categorized as accounts payable and accruals to third parties, total current liabilities, and total liabilities, in our unaudited consolidated financial statements for above-mentioned periods.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2007 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited consolidated financial statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement of our unaudited consolidated financial statements, see Note 19 to our unaudited consolidated financial statements included in Part I - Item I.  Except for the corrections stated herein, no other information contained in our previously filed Form 10-Q for the quarter ended April 30, 2007 has been updated or amended.

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

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2007

(Amounts in United States Dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
	(Restated)
CURRENT LIABILITIES
Accounts payables and accruals (Note 10)
- due to related parties	$-	$419,910
- due to third parties	519,822	366,805
Total accounts payables and accruals	519,822	786,715
Other payables (Note 11)	2,616,891	1,877,042

TOTAL CURRENT LIABILITIES	3,136,713	2,663,757

TOTAL LIABILITIES	3,136,713	2,663,757

STOCKHOLDERS’ EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001, authorized preferred shares 2,500,000	35,000	35,000
Additional paid in capital	6,333,264	6,310,822
Reserves	1,962,808	847,133
Retained earnings	8,707,552	3,378,081
Accumulated other comprehensive income	379,752	53,739

TOTAL STOCKHOLDERS’ EQUITY	17,418,376	10,624,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,555,089	13,288,532

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2007
(Amounts in United States Dollars, Except for Number of Common Shares)

	Three Months Ended April 30, 2007	Six Months Ended April 30, 2007
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
SALES	$6,315,332	$15,819,325

COST OF SALES	(3,120,081)	(7,693,017)

GROSS PROFIT	3,195,251	8,126,308

SELLING AND DISTRIBUTION EXPENSES	(16,871)	(122,446)

ADVERTISING EXPENSE	(163,532)	(172,681)

GENERAL AND ADMINISTRATIVE EXPENSES	(369,728)	(636,504)

PROVISION FOR DOUBTFUL ACCOUNTS	(568,113)	(621,122)

DEPRECIATION AND AMORTIZATION	(70,181)	(138,475)

INCOME FROM OPERATIONS	2,006,826	6,435,080

OTHER INCOME	6,732	10,066

INCOME BEFORE INCOME TAXES	2,013,558	6,445,146

INCOME TAXES	—	—

NET INCOME	$2,013,558	$6,445,146

BASIC EARNINGS PER SHARE	0,058	0.184

DILUTED EARNING PER SHARE	0.058	0.184

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	35,000,181	35,000,181

DILUTED	35,002,420	35,000,181

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Amounts in United States Dollars)

					Accumulated
		Additional			Other
	Common	Paid-in		Retained	comprehensive	Total
	Stock	capital	Reserves	Earnings	income	Equity
Balance at October 31, 2006 (Audited)	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Net income for 2 quarters 2007	—	—	—	6,445,146	—	6,445,146

Transfer to reserves	—	—	1,115,675	(1,115,675)	—	—

Warrants issued to director	—	22,442	—	—	—	22,442

Other comprehensive income
- foreign currency translation	—	—	—	—	326,013	326,013

Balance at April 30, 2007 (Unaudited)	$35,000	$6,333,264	$1,962,808	$8,707,552	$379,752	$17,418,376

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Amounts in United States Dollars)

(Unaudited)
(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,445,146
Adjustments to reconcile net income to net cash from operating activities :
Depreciation and amortization	138,475
Fair Value of Warrants Issued	22,442
Changes in operating assets and liabilities:
Trade receivables, net	(4,293,019)
Inventories	(730,158)
Other receivables, net	1,123,662
Deferred expenses	(2,610)
Prepaid expenses and deposits	(33,410)
Accounts payable and accruals	(266,893)
Other Payable	739,849
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,143,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(143,330)
Construction in Progress	(560,965)
NET CASH USED IN INVESTING ACTIVITIES	$(704,295)

The accompanying notes are in integral part of the financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Amounts in United States Dollars)

(Unaudited)
(Restated)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,439,189

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	326,013

Cash and cash equivalents, beginning of period	1,021,267

Cash and cash equivalents, end of period	$3,786,469

SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest paid	$45,996

Income taxes paid	$—

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

Had this tax holiday not been available, income tax expense would have increased by approximately US$664,474 for the quarter ended April 30, 2007.

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

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $326,013, which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the quarter and six months ended April 30, 2007 was $2,178,336 and $6,771,159, respectively.

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

The balance as at April 30, 2007 includes professional fee payable $307,500, sales rebate payable of $2,024,264, payroll payable of $35,000, VAT payable of $52,177, social insurance payable of $182,380, and accrual of employee training for $15,570.

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

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)

$3.02	15,000	2.96	$3.02	15,000	2.96

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	0	0
Granted	15,000	$3.02
Exercised	—	—
Cancelled or expired	—	—
Outstanding at April 30, 2007	15,000	$3.02

The estimated value of the compensatory warrants granted to Director in exchange for services was determined using the Black-Scholes pricing model and the following assumptions:

2007
Significant assumptions (weighted-average)
Risk-free interest rate at grant date	4.74%
Expected stock price volatility	70.83%
Expected dividend payout	—
Expected option life-years (a)	3

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

The following table summarizes the impact of the restatement adjustments on the consolidated balance sheet as of April 30, 2007:

	As of April 30, 2007
	As Previously Reported	Total Adjustments	As Restated

CURRENT ASSETS
Cash and cash equivalents	$3,786,469		$3,786,469
Trade receivables, net (Note 5)	11,859,115		11,859,115
Inventories (Note 6)	1,352,302		1,352,302
Prepaid expenses and deposits	135,883		135,883
Other receivables	20,172		20,172
Deferred expenses (Note 9)	118,434		118,434
TOTAL CURRENT ASSETS	17,272,375		17,272,375
PROPERTY, PLANT AND EQUIPMENT (Note 7)	2,615,139		2,615,139
CONSTRUCTION IN PROGRESS (Note 8)	667,575		667,575
TOTAL ASSETS	$20,555,089		$20,555,089

CURRENT LIABILITIES
Accounts payables and accruals (Note 10)
- due to related parties	$-		$-
- due to third parties	519,822		519,822
Total accounts payables and accruals	519,822		519,822
Other payables (Note 11)	891,257	1,725,634	2,616,891
TOTAL CURRENT LIABILITIES	1,411,079		3,136,713
TOTAL LIABILITIES	1,411,079	1,725,634	3,136,713

STOCKHOLDERS’ EQUITY
Common Stock - Authorized common shares 100,000,000, outstanding number of shares 35,000,181 at par value of 0.001, authorized preferred shares 2,500,000	35,000		35,000
Additional paid in capital	6,333,264		6,333,264
Reserves	1,962,808		1,962,808
Retained earnings	10,420,513	(1,712,961)	8,707,552
Accumulated other comprehensive income	392,425	(12,673)	379,752
TOTAL STOCKHOLDERS’ EQUITY	19,144,010	(1,725,634)	17,418,376

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,555,089		$20,555,089

The following table summarizes the impact of the restatement adjustments on the consolidated statement of operations for the three months and six months ended April 30, 2007:

	Three Months Ended April 30, 2007			Six Months Ended April 30, 2007
	As Previously Reported	Total Adjustments	As Restated	As Previously Reported	Total Adjustments	As Restated
SALES	$6,964,700	$(649,368)	$6,315,332	$17,532,286	$(1,712,961)	$15,819,325
COST OF SALES	(3,120,081)		(3,120,081)	(7,693,017)		(7,693,017)
GROSS PROFIT	3,844,619	(649,368)	3,195,251	9,839,269	(1,712,961)	8,126,308

SELLING AND DISTRIBUTION EXPENSES	(16,871)		(16,871)	(122,446)		(122,446)
ADVERTISING EXPENSE	(163,532)		(163,532)	(172,681)		(172,681)
GENERAL AND ADMINISTRATIVE EXPENSES	(369,728)		(369,728)	(636,504)		(636,504)
PROVISION FOR DOUBTFUL ACCOUNTS	(568,113)		(568,113)	(621,122)		(621,122)
DEPRECIATION AND AMORTIZATION	(70,181)		(70,181)	(138,475)		(138,475)
INCOME FROM OPERATIONS	2,656,194	(649,368)	2,006,826	8,148,041	(1,712,961)	6,435,080

OTHER INCOME	6,732		6,732	10,066		10,066
INCOME BEFORE INCOME TAXES	2,662,926	(649,368)	2,013,558	8,158,107	(1,712,961)	6,445,146

INCOME TAXES	—		—	—		—

NET INCOME	$2,662,926	(649,368)	$2,013,558	$8,158,107	(1,712,961)	$6,445,146

BASIC EARNINGS PER SHARE	0.076	(0.019)	0.058	0.233	(0.049)	0.184
DILUTED EARNING PER SHARE	0.076	(0.019)	0.058	0.233	(0.049)	0.184

The following table summarizes the impact of the restatement adjustments on the consolidated statement of cash flows for the six months ended April 30, 2007:

	Six Months Ended April 30, 2007
	As Previously Reported	Total Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,158,107	$(1,712,961)	$6,445,146
Adjustments to reconcile net income to net cash from
operating activities :
Depreciation and amortization	138,475		138,475
Fair Value of Warrants Issued	22,442		22,442
Changes in operating assets and liabilities:
Trade receivables, net	(4,293,019)		(4,293,019)
Inventories	(730,158)		(730,158)
Other receivables, net	1,123,662		1,123,662
Deferred expenses	(2,610)		(2,610)
Prepaid expenses and deposits	(33,410)		(33,410)
Accounts payable and accruals	(266,893)		(266,893)
Other Payable	(985,785)	1,725,634	789,849
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,130,811	12,673	3,143,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(143,330)		(143,330)
Construction in Progress	(560,965)		(560,965)
NET CASH USED IN INVESTING ACTIVITIES	$(704,295)		$(704,295)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,426,516	12,673	2,439,189
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	338,686	(12,673)	326,013
Cash and cash equivalents, beginning of period	1,021,267		1,021,267
Cash and cash equivalents, end of period	$3,786,469		$3,786,469

20.	COMPARATIVE FINANCIAL INFORMATION

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

HARBIN RENHUANG PHARMACEUTICAL STOCK CO., LTD
(INCORPORATED IN THE PRC)

STATEMENT OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2006

(Amounts in United States Dollars)

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
	(Unaudited)	(Unaudited)
SALES	$7,026,237	16,427,921

COST OF SALES	(3,921,041)	(8,863,227)

GROSS PROFIT	3,105,196	7,564,694

SELLING AND DISTRIBUTION EXPENSES	(469,292)	(577,370)

ADVERTISING	(963,479)	(2,917,988)

GENERAL AND ADMINISTRATIVE EXPENSES	(1,057,561)	(1,632,290)

RESEARCH AND DEVELOPMENT	(103,926)	(817,547)

AMORTIZATION AND DEPRECIATION	(183,150)	(328,051)

PROVISION FOR DOUBTFUL ACCOUNTS	(622,618)	(622,618)

INCOME/(LOSS) FROM OPERATIONS	(294,830)	668,830

FINANCE COST	(303,099)	(359,465)

OTHER EXPENSE	(11,548)	(6,781)

GOVERNMENT GRANT	1,022	155,316

INCOME/(LOSS) BEFORE INCOME TAXES	(608,455)	457,900

INCOME TAXES	—	—

NET INCOME/(LOSS)	$(608,455)	457,900

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

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Introduction

For the three months ended April 30, 2007, we generated $6,315,332 in revenues on cost of sales of $3,120,081. With these revenues and cost of sales for the three months ended April 30, 2007, we had a net income from operations and a net income attributable to shareholders of $2,013,558. As noted above, we acquired the majority of our current operations from Old Renhuang. For the three months ended April 30, 2006, Old Renhuang had revenues of $7,026,237, on cost of sales of $3,921,041. With these revenues and costs of sales Old Renhuang had a net loss of $608,455.

Revenues, Expenses and Profit from Operations

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006 (Old Renhuang))

Revenue	$6,315,332	$7,026,237
Cost of Sales	(3,120,081)	(3,921,041)
Selling and Distribution Expenses	(16,871)	(469,292)
Advertising Expenses	(163,532)	(963,479)
General and Administrative Expenses	(369,728)	(1,057,561)
Research and Development	—	(103,926)
Provision for doubtful Accounts	(568,113)	(622,618)
Depreciation and Amortization	(70,181)	(183,150)
Finance Cost	—	(303,099)
Government Grant	—	1,022
Other Income/(Expenses)	6,732	(11,548)
Net Income	$2,013,558	$(608,455)

Revenues

Our revenues of $6,315,332 decreased by 10% when compared to Old Renhuang’s revenues from the same period one year ago of $7,026,237. Our revenues for the three months ended April 30, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products. The value percentage on the sales of those products are 50%, 19% and 31%, respectively.

Cost of Sales

Our cost of sales for the three months ended April 30, 2007 were $3,120,081, representing 49% of revenue and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $3,921,041, representing approximately 56% of sales in that period. The improvement of the percentage of cost to revenue is due to the economy of scales resulted from the growth of the production and sales. Costs allocated to the aforementioned products, Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products are 51%, 14% and 35% respectively.

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

Net Income (Loss) from Operations

Our net income for the three months ended April 30, 2007, was $2,013,558, while Old Renhuang incurred a net loss during the same period one year ago. This significant improvement in net income over Old Renhuang for the same period one year ago is primarily due to significant decreases in cost of sales and various expenses.

Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006

Introduction

For the six months ended April 30, 2007, we generated $15,819,325 in revenues on cost of sales of $7,693,017. With these revenues and cost of sales for the three months ended April 30, 2007, we had a net income from operations and a net income attributable to shareholders of $6,445,146. As noted above, we acquired the majority of our current operations from Old Renhuang. For the six months ended April 30, 2006, Old Renhuang had revenues of $16,427,921, on cost of sales of $8,863,227. With these revenues and costs of sales Old Renhuang had a net income of $457,900.

Revenues, Expenses and Profit from Operations

	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006 (Old Renhuang)

Revenue	$15,819,325	$16,427,921
Cost of Sales	(7,693,017))	(8,863,227)
Selling and Distribution Expenses	(122,446)	(577,370)
Advertising Expenses	(172,681)	(2,917,988)
General and Administrative Expenses	(636,504)	(1,632,290)
Research and Development	—	(817,547)
Provision for doubtful Accounts	(621,122)	(622,618)
Depreciation and Amortization	(138,475)	(328,051)
Finance Cost	—	(359,465)
Government Grant	—	155,316
Other Income/(Expenses)	10,066	(6,781)
Net Income	$6,445,146	$(457,900)

Revenues

Our revenues of $15,819,325 decreased by 0.6 million or 3.7% when compared to Old Renhuang’s revenues from the same period one year ago of $16,427,921. Our revenues for the six months ended April 30, 2007 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales

Our cost of sales for the six months ended April 30, 2007, were $7,693,017, representing 49% of revenue and consisted primarily of raw material, labor and production costs, compared to Old Renhuang’s cost of sales for the same period one year ago of $8,863,227, representing approximately 54% of sales in that period. The improvement of the percentage of cost to revenue is due to the economy of scales resulted from the growth of the production and sales.

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

Net Income (Loss) from Operations

Our net income for the six months ended April 30, 2007, was $6,445,146, which increased by over 1308% when compared to $457,900 for Old Renhuang for the same period one year ago. This significant improvement in net income over Old Renhuang for the same period one year ago is primarily due to significant decreases in cost of sales and various expenses.

Liquidity and Capital Resources

Introduction

Our cash, current assets, total assets, current liabilities, and total liabilities as of April 30, 2007 and 2006 (Old Renhuang), respectively, are as follows:

	April 30, 2007	April 30, 2006 (Old Renhuang)

Cash and Cash Equivalents	$3,786,469	$2,225,895
Total Current Assets	17,272,375	13,584,804
Total Assets	20,555,089	24,188,500
Total Current Liabilities	3,136,713	9,380,861
Total Liabilities	$3,136,713	$13,124,357

Sources and Uses of Cash

Operations

Net cash generated from operating activities was $3,143,984 for the six months ended April 30, 2007, compared to net cash used in operating activities of $(497,548) for Old Renhuang for the six months ended April 30, 2006. Our net cash used in operating activities for the current six month period was primarily $(4,293,019) in net accounts receivables, $(730,158) in inventories, $1,123,662 from reduction of other net receivables, ($266,893) in total accounts payable and accruals, and $739,849 from other payables.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Payments due by period
	Total	1 Year	1-2 Years		2-3 Years	3-5 Years
Obligations
Long-Term Debt Obligations	-0-	-0-		-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-		-0-	-0-	-0-
Operating Lease Obligations	$328,337	$105,119	$$	111,609	$111,609	-0-
Purchase Obligations	-0-	-0-		-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-		-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-		-0-	-0-	-0-

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

We conducted an evaluation, with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer have concluded that as of April 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of April 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

During management’s review of our financial statements for the period ended July 31, 2007, our management became aware that our previously reported unaudited consolidated financial statements filed with our originally-filed Quarterly Report on Form 10-Q for the period ended April 30, 2007, did not properly accrue certain sales rebate payables. The consolidated financial statements properly recorded revenues from its sales, but did not properly account for certain rebates some of its customers were entitled to receive after the sales. As a result, we have filed this amended filing to restate our consolidated financial statements for this period. The restated consolidated financial statements show an increase in our current liabilities and a decrease in our sales and net income. Based on management’s review of this error, management concluded this error was caused by our failure to maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles. Management evaluated the impact of our failure to properly detect this error on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our failure to detect this error in the review of our quarterly financial statements represented a material weakness.

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