Form 10-K
period 2008-10-31
RENHUANG PHARMACEUTICALS INC
filed 2009-09-09
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $14,228,511 as based on sales price of 0.825 per share of such stock on April 30, 2008. The voting stock held by non-affiliates on that date consisted of 17,246,680 shares of common stock.

As of August,24, 2009, there were 37,239,536 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 – BUSINESS

Business Overview

History of Renhuang Pharmaceuticals, Inc.

We were incorporated in the State of Nevada on August 18, 1988 as Solutions, Incorporated. Since that time, we have undergone a series of name changes as follows: Suarro Communications, Inc., e-Net Corporation, e-Net Financial Corp., e-Net.Com Corporation, e-Net Financial.Com Corporation, Anza Capital, Inc. (“Anza”) and finally on July 28, 2006, we changed our name to Renhuang Pharmaceuticals, Inc.

On March 3, 2006, we completed the disposition of substantially all of our assets and discontinued our operations, including but not limited to, all of our ownership interest in our subsidiary, American Residential Funding, Inc., a Nevada corporation (“AMRES”) to AMRES Holding, LLC, a Nevada limited liability company (“AMRES Holding”) under control of Vince Rinehart, a shareholder and, at that time, our sole officer and director (“Rinehart”). Effective September 30, 2005, the disposition was approved by written consent of a majority of our stockholders.

In exchange for substantially all of our assets, including but not limited to, all of our ownership interest in AMRES, (i) Rinehart delivered a majority of his ownership interest in Anza, consisting of 831,375 shares of common stock and 1,880,000 shares of our common stock acquired upon the conversion of 18,800 shares of Series F Convertible Preferred Stock, to Viking Investments USA, Inc., a Delaware corporation (“Viking”). Rinehart kept 156,900 shares of our common stock; (ii) Rinehart terminated an Employment Agreement dated June 1, 2001, by and between Rinehart and Anza; (iii) AMRES assumed all obligations under a real property lease by and between Anza and Fifth Street Properties-DS, LLC; (iv) AMRES delivered to Viking its ownership interest in Anza, consisting of 4,137,500 shares of our common stock; and (v) AMRES Holding delivered warrants to acquire 250,000 shares of our common stock to Viking.

On August 11, 2006, our outstanding common stock underwent a thirty-for-one stock split reversal resulting in a decrease in our outstanding common stock at that time from 13,355,181 shares to approximately 445,240 shares as further described in our Current Report filed with the Commission on April 25, 2006.  All share amounts herein have been adjusted to reflect this reverse split.

History of Harbin Renhuang Pharmaceutical Co. Ltd. and Harbin Renhuang Pharmaceutical Stock Co. Ltd.

Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”) was incorporated in 1996 in the Peoples Republic of China (“PRC”). Harbin Renhuang Pharmaceutical Co. Ltd. (“Renhuang China”) was incorporated in February 2006 in the PR C. On March 3, 2006 Renhuang Medicine for Animals, a company controlled by Mr. Li Shaoming, invested 25 million Renminbi (or “RMB” then equal to approximately US $3.3 million) in cash in Renhuang China. On May 1, 2006 Old Renhuang transferred the majority of its operating assets, except buildings, to Renhuang China at the carrying amounts of Old Renhuang.

As a result, as of May 1, 2006, nearly 100% of revenue producing operations in Old Renhuang were transferred to Renhuang China.

Merger of Renhuang Pharmaceuticals and Harbin Renhuang

On August 28, 2006, Renhuang Pharmaceuticals, Inc., a Nevada corporation (the “Company”) and a corporation incorporated under the laws of the British Virgin Island named Harbin Renhuang Pharmaceutical Company Limited (the “BVI”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Company acquired all of the outstanding capital stock of BVI in exchange for issuing 29,750,000 shares of the Company’s common stock, par value $0.001 per share (the ‘‘Common Stock’’) to BVI’s stockholders, representing 85% of the Company’s capital stock on a fully diluted basis after taking into account the contemplated transaction. BVI is a holding company and at the time owned 100% of Renhuang China. This transaction is referred to throughout this report as the “Merger.”

Post-Merger Business

As a result of the Merger, all of our operations are conducted through Renhuang China which is a wholly-owned subsidiary of the BVI which is  in turn a wholly-owned subsidiary of the Company. Unless otherwise noted in this Annual Report on Form 10-K all references to “we,” “us,” “our company,” “our,” or the “Company” refer to the consolidated entity of Renhuang Pharmaceuticals, Inc., and its subsidiaries.

Renhuang China was incorporated in 2006 and is located in the capital of the province of Heilongjiang Province, in the northeastern corner of China. We are primarily engaged in the fields of research, manufacturing and distribution of Chinese medical products and bio-pharmaceutical products in the PRC. Our niche market is production and sale of traditional Chinese medical products and bio-pharmaceutical products, and our goal is to become the dominant manufacturer and supplier of a few carefully selected groups of products, primarily natural health care products, such as Acanthopanax and Ban Lan Gen derived from the roots of the Isatis plant, enzyme engineering series products, including Lysozyme enzyme, Shark Power health care products, Monoclonal Antibody Reagent Box Series Products, and traditional medical products, such as cold, flu and headache medicines.

Renhuang China has the ability to produce more than 100 types of products. Our product sales have reached more than 20 provinces and cities in China.

In the beginning of 2003, Old Renhuang purchased the land use rights to 100,000 square meters (approximately 1 million square feet) of land and built “City Bio-tech Medicine Park” located in the City of “A” in the Province of Heilongjiang. The project has been supported by the Chinese government in the form of a zero percent interest rate three-year loan in the amount of RMB 30 million (approximately US $3.7 million). The project was finished in 2004, and “City Bio-tech Medicine Park” received a “Good Manufacturing Practice” (GMP) certification from the Heilongjiang Food and Drug Administration on December 30, 2004. In the facility, we produce enzyme engineering series products, including SOD (Super Oxide Dismutase), Lysozyme enzyme, Shark Power health care products and other traditional medicine. Since May 1, 2006, Old Renhuang is leasing the buildings to Renhuang China on market terms disclosed in this report.

The Dongfanghong Acquisition:

In 2003, Old Renhuang acquired Dongfanghong Pharmaceutical Co. (DFH), a previously state-owned pharmaceutical company located in Heilongjiang Province, which then owned substantial amount of the wild Acanthopanax resources in Heilongjiang Province. DFH also owned a plant used to manufacture products utilizing Acanthopanax in the same city.  The acquisition came with 73 GMP approved medicine products which were sold by DFH In 2004, one year after the acquisition, Old Renhuang generated US $3.75 million in revenue from the sale of Acanthopanax-based products and gained a 10% market share in China. As of May 1, 2006, Old Renhuang transferred all acquired operations of DFH to Renhuang China.

In the year ended October 31, 2008, the plant generated US $36 million in revenue of which US $23 million in revenue was from Acanthopanax-based products.

Products

Historically, our medical products portfolio is divided into three different categories:

1.  Acanthopanax medical products - 53%*

2.  Shark Power Healthcare products, and - 17%*

3.  Traditional medical products. - 30%*

* Approximate percentage of the total revenue for the fiscal year ended October 31, 2008.

Acanthopanax (Siberian Ginseng)

Overview

Acanthopanax, which is known in the United States as Siberian Ginseng, has been used for centuries in China and Russia. Although a distant relative of American and Asian ginsengs (Panax sp.), with some overlap in its uses, Acanthopanax is a distinct plant with different active chemical components. Known to restore vigor, increase longevity, enhance overall health, and stimulate both a healthy appetite and a good memory, it is used in Russia to help the body adapt to stressful conditions and to enhance productivity.

In Chinese medicine, it is valued for its beneficial effects on “qi” (the Chinese term for vital energy or life force, pronounced “chee.”) and its ability to treat “yang” (known in Chinese medicine as one of the two fundamental forces, yang represents the male or active force.), deficiency in the spleen (distinct from the Western medical concept of spleen, this concept from traditional Chinese medicine is a way of describing a set of interrelated parts rather than an anatomical organ.) and the kidney. Like the panax ginsengs, Acanthopanax is considered to be an adaptogen, which means it helps in stressful circumstances and returns the body to a normal balanced state. For example, an adaptogen might lower blood pressure in someone who has high blood pressure, but raise it in another person who has low blood pressure. The active ingredients in Acanthopanax, eleutherosides (similar to ginsenosides in the panax species), are thought to increase stamina and to stimulate the immune system.

Until recently, most scientific research on Acanthopanax took place in Russia and the former Soviet Union. This research has largely supported its use to maintain health and strengthen the body rather than to treat particular disorders. Acanthopanax may help the body deal with physically and mentally stressful exposures such as heat, cold, physical exhaustion, viruses, bacteria, chemicals, extreme working conditions, noise, and pollution. By strengthening the immune system, it may also help prevent illness. Acanthopanax is especially popular among athletes or physical workers who require substantial sources of adaptive energy and endurance, such as long distance runners, rock climbers, bicyclists, scuba divers, dancers, tennis players and others seeking to enhance physical and mental performance and endurance.

Research

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

Much of the research done on Siberian ginseng was performed by scientists in the former Soviet Union. Many of the study results are still unavailable in English. Those that have been translated, and more recent studies, have corroborated the benefits of Siberian ginseng.

Siberian ginseng has been documented in studies to improve physical endurance, oxygen uptake, recovery, and overall performance in athletes, ranging from runners to weightlifters. A 1986 study in Japan showed that Siberian ginseng improves oxygen uptake in exercising muscle.

Siberian ginseng has been documented to normalize blood pressure in patients with high and low blood pressure. Siberian ginseng has been shown to reduce stress symptoms in general. A 1996 study in Japan concluded that Siberian ginseng can protect against gastric ulcers.

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

Viral Infection

In a laboratory study, an extract of Acanthopanax slowed the replication of certain viruses, including influenza A (which causes the flu) as well as human rhinovirus and respiratory syncytial virus (both of which cause symptoms of the common cold). A different 6-month study of 93 people with herpes simplex virus type 2 (which generally causes genital herpes lesions) found that Acanthopanax reduced frequency, severity, and duration of outbreaks.  It had no effect, however, in test tubes on adenovirus (another cause of the common cold and other respiratory infections) or herpes simplex virus type 1 (which generally causes oral herpes lesions).

Market Analysis on Acanthopanax in China:

The resources for Acanthopanax medicine are mostly derived from wild Acanthopanax. Due to favorable conditions and temperature in the Heilongjiang Province, where Renhuang is located; 90% of the wild Acanthopanax in the PRC suitable for medicine comes from Heilongjiang Province.

The purchase price of Acanthopanax has been stable at RMB 2.8 per kilogram in 2007 and RMB 2.00 per kilogram in 2008.

Due to its increasing popularity in United States, Japan and European countries, exporting Acanthopanax medicine is expected to generate additional revenue for us in the near future.

Future Strategies for our Acanthopanax Products

With our position in the marketplace, we plan to capitalize on increased brand recognition. Through a controlled expansion plan, we plan to expand our market shares in local provinces and eventually throughout China. We hope to eventually be identified as the leading manufacturer of Acanthopanax products.

Through increased market awareness, we anticipate entering into strategic foreign partnerships, which we expect will result in increased international sale of Acanthopanax medicine in the near future.

Acanthopanax Revenue:

During the year ended October 31, 2008, Acanthopanax medical products have generated approximately 53% of our total revenue. Due to the amount of wild Acanthopanax resources we control, and our technology, we believe that we will control more than 50% share of the market of Acanthopanax-based medical products in China in the near future. It is further anticipated that the market for Acanthopanax-based products will continue to grow at an average annual rate of up to 30% and thereby remain our primary revenue generating product.

Shark Power Healthcare Products

Shark Power Healthcare products are made from Squalene, the scientific name for “Nose Oil,” a low density compound stored in the liver of sharks. These medicines contain extracts of shark liver oil and are used to improve oxygen levels in human blood. Squalene, when taken into the body, is believed to remove animal fat and various waste materials whilst circulating in the blood, cleaning blood vessels and the blood stream. Traditional medicine believes that benefits include the treatment and prevention of arteriosclerosis, improving the function of the kidneys and liver.

Our research and development center has developed natural medicines utilizing Squalene - the Shark Power Healthcare Series. Our medicine was awarded the “Special Golden Prize at the Ninth Chinese Patent Technology New Product Exhibition,” and a gold medal at the London International Patent Technology Exhibition.

Clinical research has shown that this medicine can improve the ability to carry and transport oxygen in blood, enhance the oxygen absorption and utilization factor of an organism’s organs, dredge the blood vessels, and increase the speed of blood's oxygen transportation and the supply of oxygen to the heart, brain, lung and liver. It is also believed to be able to effectively treat a multitude of symptoms caused by secondary health problems such as dizziness, insomnia, memory loss, low energy, back pain, fatigue, and the common cold, with stable and safe effects.

Shark Power Healthcare Products Revenue

In the year ended October 31, 2008, the revenue from Shark Power Healthcare products has accounted for approximately 17% of our total revenue, compared to 13% for the same period ended October 31, 2007.

Traditional Medical Products

In addition to Acanthopanax medical products and Shark Power Healthcare products, we produce traditional medicine products, such as medicine for flu, headache, female menstrual irregularities and other ailments. Revenue from these traditional medical products accounted for 30% of our total revenue for the fiscal year ended October 31, 2008, 34% of our total revenue for the fiscal year ended October 31 2007, and 35% of our total revenue for the period from May 1, 2006 to October 31, 2006. We own 40 medical products with GMP certificates, of which certain popular products are market leaders in their class and most other products generate a stable stream of revenue.  We designate those products that we believe are among our most promising products as “Star” products.

Three “Star” products

“Tianma pills” and “Compound Yang Jiao Tablets”（also known as “Tornado pills”） are our “Star” traditional medicines for treating headaches. Although western headache medicines have a larger market shares in China, they have also been shown to have greater side effects. Research indicates that most other Chinese traditional medicines have fewer side effects, but cannot reach the same curative effects as western medicines.  We believe that “Tianma” and “Tornado” not only produce strong visible curative effects, but also causes little or no side effects.

In the fiscal year ended October 31, 2008, revenue from the sales of “Tianma pills” and “Compound Yang Jiao Tablets” was $3.9 million and $5 million, respectively. The revenue from sales of the two medicines in the fiscal year ended October 31, 2007 was approximately $1.97 million and $5.42 million, respectively.

Another “Star” medicine of ours is “Powder For Restoring Pulse Beat” granulate (also known as “Shengmai Granulate”). In the fiscal year ended October 31, 2008, revenue from the sales of Shengmai Granulate was $2.5 million. In the year ended from November 1, 2006 to October 31, 2007, revenue from this product reached $1.9 million.

We also produce several additional traditional medical products that each account for lesser percentages of our total revenue. These products, through brand recognition, generate stable revenue for us. When we expand our product offerings, we anticipate that these additional products will be replaced by higher margin products.

Products in the Development Stage

We are currently developing the following products. We began the early stages of our research and development on these products in 2006 and, previously, these products were developed by Old Renhuang. In the fiscal year ended October 31, 2008, we spent approximately $2.1 million on R&D.

Lysozyme Enzyme Products

Studies have indicated that lysozyme, an enzyme occurring naturally in egg white, human tears, saliva, and other bodily fluids, is capable of destroying the cell walls of certain bacteria and thereby acting as a mild antiseptic.

Egg white has a high content of lysozyme, making egg white (albumen) the preferred raw material for industrial production of the lysozyme enzyme.

Currently, we do not believe there are any companies in China with the ability to produce lysozyme on a large scale, despite the fact that it has a large potential market. Lysozyme can be used as an antiseptic for food products, which could compete with chemical antiseptics at a cost lower than similar products produced outside of China.  The major uses of Lysozyme products are as follows:

1) Lysozyme compound biological antiseptic (food packing coating and food bag)

2) Lysozyme drug preparation (tablets and oral liquid)

3) Lysozyme biotech pesticide

4) Lysozyme home-use disinfectant products (paper towels, detergent, and other such home-use cleaning products)

5) Lysozyme biotech veterinary medicine

6) Lysozyme biotech preparation

During the fiscal year ended October 31, 2008, our lysozyme enzyme product is in the preliminary testing stage. In the future, we hope to launch lysozyme enzyme products in the food antiseptic area, which we believe is the largest potential market for lysozyme. Our management estimates that we will achieve significant revenue growth in this product in the next 5 years.

Monoclonal Antibody Reagent Box Series Products

Monoclonal Antibody Reagent Box is an excellent reagent for Immunofluorescence mapping studies in patients with Epidermolysis Bullosa. The total sales volume of China’s biotechnology products was approximately RMB 50 billion (US $7.2 billion) in 2008. Of this total, the sales volume of medicine and health-care products including medicine of gene products, vaccines, diagnosis reagents, certain antibiotics, amino acids for medical use, vitamins, blood products, bio-chemical medicines and certain functional food was RMB 30 billion (US $4.3 billion), accounting for approximately 50 percent of the total sales volume of the industry.

Chinese companies in the Monoclonal Antibody Reagent Box industry are primarily small to mid-sized privately-owned enterprises without any government support. The production scale in China is still relatively small and it is a niche market when compared with other developed countries. Due to the large population and potential market in China, this area is already being pursued by certain pharmaceutical companies.

Sales and Marketing

We primarily market our products through four business channels: the over-the-counter market for non-prescription medicine, direct sales, wholesale, and raw materials. We have more than 70 sales centers organized in 24 districts through distributors. Furthermore, we have developed alliances with third-party distributors who have sales channel relationships but lack manufacturing or product development capabilities.

Four-Pronged Approach to Achieve Market Goals

First, our goal is to build the brand names for our products. Approximately 90% of the Chinese population lives in the countryside and have relatively lower incomes. Due to a diverse product mix, adjusted to appeal to lower income consumers, we believe our traditional drugs will have a relatively high level of penetration in those non-urban areas. Distribution to end-consumers is obtained through our own sales personnel without middlemen costs.

Second, we use key cities such as Beijing and Shanghai as our geographical sales centers to distribute our products to major drug chain stores in urban and suburban areas nationwide. Our approach is to use selected cities as sample targets, supported by initial promotion and investments enabling the products to enter into well-known drug chain stores.

Third, we focus on top-level hospitals in the country, which have higher quality standards and more stringent approval procedures for new products and brands. Traditionally, hospitals in China are divided into different levels based upon their geographic scope.  Junior level hospitals only care for smaller geographic areas, mid-level hospitals will care for larger geographic areas, and senior level hospitals will handle even larger regions. By focusing on the top tier of the hospital industry, our strategy is to work from the top down and gain access to mid- and low-level hospitals when our brands and products have been established in the higher ranks.

Fourth, we promote our products in the domestic media, including television, radio, newspapers, magazines and trade publications.

Our sales force consists of independent sales distributors that purchase our product directly from us to sell to their customers. These independent sales distributors may receive a rebate for a percentage of the purchase price they pay us on certain products based on volume of product sold. Our products reach drug stores, hospitals and end consumers across China through this sales network.

Locations of Our Independent Distributors' Sales Offices in China.

Research and Development

Old Renhuang established a R&D center in 2002 in Harbin City, China which was transferred to Renhuang China in 2006. Currently, our center employs 30 researchers, engineers and technicians working in the following functions:

—	Comprehensive testing
—	New product development
—	Nutraceutical and healthy food development
—	Standard extracts development
—	Biopharmaceutical products development
—	Mid-scale testing
—	Diagnostic reagent development
—	Product approval submission

Through our research control and relative dominant position related to our Acanthopanax products, we believe we are on the verge of positioning Acanthopanax as an independent segment in the Chinese drug industry. In order to achieve this goal, we plan on building an Acanthopanax base, to become the largest GMP approved Acanthopanax base in China, including six parts: (1) wild Acanthopanax protection; (2) research; (3) seeding; (4) cultivating; (5) processing; and (6) exporting.

In addition, we plan to continually upgrade our products by using follow-up research projects. This continued development focuses on the following three areas: (1) the development of biotech products, with the focus on practical applications of lysozyme and hyperoxide mutase, and the research and development of gene engineering drugs; (2) the research and development of Chinese traditional medicine products, including but not limited to additional use of Acanthopanax and Shizandra Berry; and (3) research and development of Western drugs for generic production, where we are able to complete the generational replacement of traditional drugs in a short period of time.

We utilize our marketing network system to provide periodic market feedback information, market demand information, evaluation of new products inside and outside of China, domestic and foreign authority research topics and product technology feedback information.

Research Center and Mid-Testing Base

Formed by different labs, these research and mid-testing facilities are simulating the assembly lines.

Renhuang Bio-Tech Drugs and Healthcare Products Research Center

This facility is mainly focused on the research and development of bio-tech drugs,and healthcare products.

Post-doc Research Workstation

The major task is to do research and development on Acanthopanax and other North-China medical products and to develop medicine qualified to international standard. This unit also performs research and development on gene engineering drugs, like tumor Chalone.

Industry Analysis

The Current Chinese Pharmaceutical Market

Traditionally, the pharmaceutical market is defined based on the different medical usage and is generally split into the prescription drug market and non-prescription medicine market (“OTC”).

The annual revenue of the medicine market in China is estimated to be approximately 1 trillion RMB (US$ 140 billion) in 2008.

There are about 2,000 pharmaceutical companies with GMP Certificates in China, Renhuang is one of the pharmaceutical companies that has obtained the GMP Certificate under strict control of the Chinese government. As our market grows, we anticipate increased production volume through acquisitions and/or additional production facilities.

Our first and primary target market is China, where we believe a growing middle class with demands for improved healthcare has created a sustainable need for quality healthcare products. Our secondary market in the long-term future is the United States and other regions of the world.

Most of the recognized brands in China are manufactured by multi-national drug companies with higher market share than domestic brands. Based on our research, there are approximately 2,000 drug companies with GMP certificates, producing a variety of traditional and modern Chinese medical products. Furthermore, Chinese drug companies produce 300 different types of biotech products including vaccines, antiserum, blood products, and diagnosing reagents for internal and external use.

—Market Shares of various pharmaceutical products

The Current State of the Biotech Industry in China

The biotech industry in China has undergone fundamental improvements in recent years. China’s biological product market, which includes gene engineering drugs, vaccines, antibodies, and blood products, surpassed 30.3 billion RMB in 2005, 39.1 billion RMB in 2006, 44.6 billion RMB in 2007, and 53 billion RMB in 2008

In order to accelerate the development of the PRC’s domestic biotech industry, the Chinese government has invested in biotech research and development. Biotech engineering and bio-drugs are making progress and a series of key technologies have been built. Tens of gene drugs are fast approaching the area of practical use and the Chinese biotech R&D industry is rapidly becoming more mature and competitive.

Competition

We are subject to intense competition.  Some of our competitors have greater financial resources, larger staff, and better established market recognition than us.  Below are lists of Chinese companies that we view as our competitors in each of our product series.

Acanthopanax Product Series Competitors

Hongdoushan Pharmaceuticals, with main Acanthopanax products of tablets, and with approximately 7% of the market share of Acanthopanax tablets.

Wangdashang Pharmaceuticals, with main Acanthopanax products of tablets and syrup, and with approximately 5% and 2% of the market share of Acanthopanax tablets and syrup, respectively.

Lianhuahu Pharmaceuticals, with main Acanthopanax products of ointment and raw product, and with approximately 15% and 10% of the market share of Acanthopanax ointment and raw products respectively.

Harbin Shengyuan Pharmaceuticals, with main Acanthopanax product of Acanthopanax ointment, and with approximately 10% of the market share of Acanthopanax ointment.

Shark Power Healthcare Series Competitors

Beijing Saishali Company, with approximately 17% market share
Shantou Xianle Pharmaceuticals, with approximately 8% market share
Shangai Zhongyang Donghai Pharmaceuticals, with approximately 5% market share

Traditional Medical Products Competitors

Compound Yang Jiao Tablets

Harbin Sanjing North Pharmaceuticals, with approximately 16% market share
Harbin Huarui Pharmaceuticals, with approximately 15% market share
Harbin Mingmu Pharmaceuticals, with approximately 9% market share

Tianma Pills

Sigpore Xinri Pharmaceuticals, with approximately 20% market share
Guizhou Yibai Pharmaceuticals, with approximately 18% market share
Sanjiu Pharmaceuticals, with approximately 20% market share

Powder For Restoring Pulse Beat

Gansu Foci Pharmaceuticals, with approximately 12% market share
Hubei Meibao Pharmaceuticals, with approximately 8% market share
Nanning Weiwei Pharmaceuticals, with approximately 6% market share

Lysozyme Products Competitors

We believe there are few companies with the ability to produce lysozyme products on a large scale. Thus, the competition is scarce.

Competitive Strengths

Experienced Management Team

Our management team has over 35 years of experience in the pharmaceutical industry combined, which, when compared to Old Renhuang’s historical numbers, generated historical annual growth in both sales and profits.

Through the acquisition of DFH in 2003, Old Renhuang obtained most of the wild resources of Acanthopanax in Heilongjiang Province.  As of May 1, 2006, Old Renhuang transferred all acquired operations of DFH to Renhuang China.  We believe that we have a relatively dominant position in terms of resource control. We estimate that our cost of production is 30% lower than the competition.

In addition to our advantageous access to wild Acanthopanax sources, we believe that we have the following competitive strengths related to Acanthopanax:

Resources Cultivation

Current wild Acanthopanax resources may not be able to fulfill the rapidly growing demand. Therefore, we have started to cultivate Acanthopanax in woodland areas. Our cultivated Acanthopanax achieves, in all material respects, the same effects as wild Acanthopanax, mainly due to our use of wild Acanthopanax seeds and other production methods as well as its extraordinarily favorable climate conditions in Heilongjiang Province.

Lower Production Costs

We have successfully developed new extraction technology during the process of cultivating and producing Acanthopanax. Based on our estimates, we believe that our new technology will lead to production costs that will be lower than our competitors.

We believe that our Shark Power Healthcare products have the following competitive strengths:

State Drug Administration Approval

Our Shark Power Healthcare products have received Good Manufacturing Practice (“GMP”) certificates from the State Drug Administration (“SDA”). As most healthcare products produced in China have not obtained GMP certificates, our Shark Power Healthcare products have a strong competitive advantage. Our Shark Power Healthcare products are also distributed through hospital channels, which is not the case for most other similar health care products.

Lower Production Costs

The retail price of Shark Power Healthcare products has historically been lower than the price of similar products from our competitors due to our lower raw material costs.  We purchase raw materials indirectly from Australia at prices which we believe are as much as 20% lower than the cost of these materials when obtained from coastal areas in China, where most competitors purchase their materials.

In addition, we believe our business possesses the following competitive strengths:

The ability to upgrade our products by using our follow-up research projects enables us to continue our product development.
We have developed an independent research cooperation system, which can provide support to our research and development of new products.
We have been awarded outstanding levels of status by provincial, city and regional governments.
We employ an experienced research team of scientists.
Through efficiency and our production facilities, we believe our production costs are on average 5% to 10% lower than those of our competitors.

Official Accomplishments

The Chinese government has appraised us as “The Best Quality and Credit Company”, “The Company with The Best Social Image”, and “The Most Trustful Consumer Products Company”.
Our Lysozyme and Hyperoxide mutase projects have been included into the most important national level project in the State Scientific Administration.

Biotech drug garden has been included into the national transforming projects of North Eastern China heavy industry base, and in the projects which may obtain zero interests loans from the Chinese government.

Customers

Our primary independent sales distributors are listed in the table below. These sales distributors account for more than 5% of our revenue. The revenue figures listed below are revenues received from these distributors before any reduction for any volume rebates we may have paid to these distributors.

Customer	Revenue for FYE October 31, 2008, Before Rebate (RMB)	Revenue for FYE October 31, 2008, Before Rebate (USD)	% of Total Revenue
Baojin Yang	31,581,025	4,511,575	10.49%
Gang Hua	31,254,600	4,464,943	10.39%
Hui Zhao	27,295,538	3,899,363	9.07%
Jing Hua	16,440,235	2,348,605	5.46%
Hongtao Zhang	16,717,400	2,388,200	5.56%
Xuchang Li	17,565,717	2,509,388	5.84%
Sijiang Qin	16,493,200	2,356,171	5.48%
Jianjun Wu	16,791,873	2,398,839	5.58%
Yong Hua	15,918,671	2,274,096	5.29%
Xue Qin	15,870,769	2,267,253	5.27%

Employees

We employ more than 600 full time individuals, including 150 employees in managerial positions, 60 employees as sales managers, 12 R&D managers among 30 employees in our R&D department, and more than 400 general workers. We also utilize approximately 22 independent sales distributors in various sales offices that work as independent contractors.

Government Regulation

The State Drug Administration

The SDA of China has set up a classification administrative system in 1999 for prescription and OTC drugs. Since then, the SDA has issued a series of guidelines on the interpretation of the new classification system for labeling, usage instructions and packaging of OTC products. The SDA currently requires that pharmaceutical manufacturers clearly label drugs for OTC sales and distinguish them from those, under SDA regulations, acceptable to be sold in hospitals.  We have instituted  policies that we believe comply with SDA regulations. We successfully passed all GMP investigations by SDA and received approval certificates.

In September 2005, Old Renhuang received a certification for exporting products by Entry-Exit Inspection and Quarantine Administration, and received a self-reporting inspection registration certificate. In May 2006, all certificates were transferred to Renhuang China.

Environmental Matters

We have not been required to perform any investigation or clean-up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

Trade Names and Service Marks

We do not currently own any Trade Names, Trade Marks or Service Marks.

ITEM 1A – RISK FACTORS

Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

Risks Related To Our Business, Operations and Industry

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The worldwide economy is undergoing a period of slowdown and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our fire safety products and systems.  In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate, our industry, business and results of operations may be severely impacted.

We will need to raise additional capital to expand our business.

For the foreseeable future, we will fund all of our operations and capital expenditures from cash on hand and potential future internally generated cash flow. Currently, we believe we have sufficient cash on hand to fund our operations and planned expansions. However, changes may occur that would consume our available capital, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation. We will then need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete our expansion and future growth. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

Our profitability is limited.

We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact our business, operating results and financial conditions.

We may be unable to obtain and maintain the necessary Chinese or worldwide regulatory approvals to commercialize our products.

To commercialize certain of our current and future products, we require approvals from SDA and any FDA-equivalent regulatory authorities in foreign jurisdictions. Currently, we do not sell our products to the United States, but if we plan to commercialize our products to the U.S., we will require FDA approval for some of our products. To apply for approval, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal testing, which are referred to as pre-clinical studies, as well as human testing, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA or FDA-equivalent in other jurisdictions consider safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

delay commercialization of, and our ability to derive product revenues from, our product candidates;
impose costly procedures on us; and

diminish any competitive advantages that we may otherwise enjoy.

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

unforeseen safety issues;
determination of dosing issues;
lack of effectiveness during clinical trials;
slower than expected rates of patient recruitment;
inability to monitor patients adequately during or after treatment; and
inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we, SDA, FDA or FDA-equivalent institutions in foreign jurisdictions may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory bodies find deficiencies in our Investigational New Drug, or IND, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

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
cost-effectiveness of our product relative to competing products; and

effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current and future products to generate substantially all of our product revenues for the foreseeable future, the failure to find market acceptance would materially harm our business and results of operations.

Our drug-development program depends upon third-party research scientists who are not subject to our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If our collaborators assist our competitors at our expense, our competitive position and business could be materially and adversely affected.

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

developing drugs;
undertaking pre-clinical testing and human clinical trials;
obtaining regulatory approvals of drugs;
formulating and manufacturing drugs; and
launching, marketing and selling drugs.

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

If we fail to adequately protect or enforce our intellectual property, the value of our intellectual property rights would diminish and our business would be harmed.

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

Our success is partly dependent upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our product developments for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

Under our current business plan, we intend to expand our production of our current products. However, we have not made any definitive plans or signed any binding agreements to implement this expansion strategy. We may decide to use operating income to finance these expenditures, which would reduce our operating capital.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We began our operations in 2006 and continue to face risks in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We will face substantial competition, some of which may be better capitalized and more experienced than us.

We face competition in the pharmaceutical and medical product industry. Although we view ourselves in a favorable position vis--vis our competition, some of the other pharmaceutical and medical product companies that sell into our markets may be more successful than us and/or have more experience and financial resources than we do. This additional experience and financial resources may enable our competitors to produce more effective pharmaceuticals and sell their product with more success than we are able to, which would decrease our sales.

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

Risks Related to Doing Business in China

Our manufacturing plants are located in China and our pharmaceutical and medical products production, sale and distribution are subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are: i) level of government involvement in the economy; ii) control of foreign exchange; iii) methods of allocating resources; iv) balance of payment positions; v) international trade restrictions; and vi) international conflict. Additionally, as a manufacturer of pharmaceutical and medical products located in China, we are a state-licensed company and facility and subject to Chinese regulations and laws. The Chinese government has been active in regulating the pharmaceutical industry. If we were to lose our state-licensed status we would no longer be able to manufacture pharmaceuticals in China, which is our sole operation.

We depend upon governmental laws and regulations that may be changed in ways that will harm our business.

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

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, pharmaceutical regulations, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated in the future. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

Risks Related to Shares of Our Common Stock

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the Pink Sheet Electronic Over the Counter Market (the “Pink Sheets”), an electronic quotation service for securities traded over-the-counter. Our common stock is thinly traded compared to larger, more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the Pink Sheets.   Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our executive offices in the United States are provided to us at no cost at the offices of one of our shareholders, Viking Investments USA, Inc., which are located at 65 Broadway, 7th Floor, New York, New York. The fair market value of the office space we utilize is approximately $2,000 per month.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the Pink Sheet OTC market of the National Association of Securities Dealers, Inc., under the symbol “RHGP.” Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Over-The-Counter Bulletin Board. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Quarter Ended	High	Low

January 31, 2007	3.95	3.90
April 30, 2007	3.10	3.10
July 31, 2007	2.50	2.50
October 31, 2007	2.28	2.25

January 31, 2008	1.65	1.60
April 30, 2008	0.82	0.82
July 31, 2008	1.06	1.06
October 31, 2008	0.65	0.65
January 31, 2009	0.20	0.20

April 30, 2009	0.20	0.20
June 9, 2009	0.50	0.50

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

Holders

As of August 24, 2009, there were 37,239,536 shares of our common stock issued and outstanding held by 80 holders of record.

Dividend Policy

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

Not required.

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

Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

As of March 3, 2006, we discontinued our previous operations as a company specializing in the providing of home financing through the brokerage of residential home loans. On September 7, 2006, we acquired 100% of the issued and outstanding shares of Harbin Renhuang Pharmaceutical Company Limited, a corporation incorporated under the laws of the British Virgin Island, (‘‘BVI’’), whose only assets are 100% of the equity of Harbin Renhuang Pharmaceutical Co. Ltd., incorporated under the laws of the Peoples Republic of China (“Renhuang China”) mainly focused on the research, production and sales of traditional Chinese and Western medical and bio-pharmaceutical products in China.

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

Our pharmaceutical products are distributed through our approximately 22 independent sales distributors. These distributors have more than 70 sales offices with more than 3,000  sales people. Upon the effectiveness of the Merger, we adopted the business of Renhuang China, which we have continued as our sole line of business.

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

Year Ended October 31, 2008 Compared to Year Ended October 31, 2007

For the fiscal year ended October 31, 2008, we generated $36,163,919 in revenues and cost of sales of $15,980,638. With these revenues and cost of sales for the year ended October 31, 2008, we had a net income of $11,980,528. For the fiscal year ended October 31, 2007, we generated $28,040,174 in revenues on cost of sales of $13,693,892. With these revenues and cost of sales for the year ended October 31, 2007, we had a net income of $9,596,632.

Revenues, Expenses and Net Income

	Year Ended October 31, 2008	Year Ended October 31, 2007

Revenue	$$36,163,919	$28,040,174
Cost of Sales	(15,980,638)	(13,693,892)
Selling and Distribution Expenses	(163,355)	(166,567)
Advertising Expenses	(3,155,063)	(1,358,900)
General and Administrative Expenses	(2,620,656)	(2,553,541)
Research and Development	(2,124,511)	(282,009)
Provision for Doubtful Accounts	43,154	(130,634)
Depreciation and Amortization	(13,578)	(293,637)
Other Income (Cost)	85,993	35,638
Net Income	$$12,235,265	$9,596,632

Revenues

Our revenues for the year ended October 31, 2008 were 36,163,919 compared to revenues of $28,040,174 for the year ended October 31, 2007, representing an increase of $8,123,745, or 29%.  This increase was primarily due to our success in marketing expansion, with an adjustment on products. During the year ended October 31, 2008, we increased production of our products with higher profit margins and decreased production of our products with lower profit margins. Our revenues for the year ended October 31, 2008 consisted primarily of sales of the following products: Acanthopanax products (approximately 53%), Shark Power Healthcare products (approximately 17%), and other Chinese traditional medical products (approximately 30%)

Cost of Sales

Our cost of sales for the fiscal year ended October 31, 2008, which consisted primarily of raw material, labor and production costs, were $15,980,638 as compared to cost of sales of $13,693,892 for the fiscal year ended October 31, 2007, representing an increase of $2,286,746, or 16.7%.  The increase in our cost of sales was primarily due to the increase of revenue.

Selling and Distribution Expenses

Our selling and distribution expenses consist of expenses related to the actual sales of our products and the costs we incur in distributing those products such as expansion costs, and salaries of sales staff. For the fiscal year ended October 31, 2008, our selling and distribution expenses were $163,355, as compared to $166,567 for the fiscal year ended October 31, 2007, representing a slight decrease of $3,212, or 1.9%.

Advertising Expenses

For the fiscal year ended October 31, 2008, we had advertising expenses of $3,155,063 as compared to $1,358,900 for the fiscal year ended October 31, 2007, representing an increase of $1,796,163, or 132.2%. Our advertising expenses consisted of expenses related to the advertising of Acanthophanax and our traditional Chinese medicines. Our advertising expenses for the fiscal year ended October 31, 2008 were substantially higher than our advertising expenses for the fiscal year ended October 31, 2007 primarily due to our efforts to expand our market share.

General and Administrative Expenses

 Our general and administrative expenses were $2,620,656 for the fiscal year ended October 31, 2008, compared to $2,553,541 for the fiscal year ended October 31, 2007, representing a slight increase of $67,115, or 2.6%. Our general and administrative expenses for the fiscal year ended October 31, 2008 primarily consisted of the following: $145,391 for traveling expenses, $868,402 for payroll, $178,358 for office expenses, $69,384 for vehicle usage expenses, $44,183 for telephone charge,  $22,801 for employee’s welfare and $159,695 for entertainment expenses

Research and Development

Our research and development expenses were $2,124,511 for the fiscal year ended October 31, 2008, compared to research and development expenses of $282,009 for the year ended October 31, 2007, representing a significant increase of $1,842,502, or 653.3%.  This increase was primarily due to our development of Acanthopanax cultivation and extraction of effective parts and the increased research and development of other medicine.

Depreciation and Amortization

We had depreciation and amortization expenses of $339,257 for the fiscal year ended October 31, 2008, with $325,679 included in the costs of good sold, compared to $293,637 for the fiscal year ended October 31, 2007, representing an increase of $45,620, or 15.5%. For both periods our depreciation and amortization expenses related to machinery, equipment and vehicles.

Net Income from Operations

Our net income for the fiscal year ended October 31, 2008 was $11,980,528, compared to $9,596,632 for the fiscal year ended October 31, 2007. Our net income increased significantly due to higher revenue and sales of higher gross margin products for the fiscal year ended October 31, 2008.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of October 31, 2008 and 2007, respectively, are as follows:

	October 31, 2008	October 31, 2007

Cash and Cash Equivalents	$9,747,693	$10,153,603
Total Current Assets	35,128,995	22,283,186
Total Assets	37,749,944	24,889,471
Total Current Liabilities	1,961,087	3,495,971
Total Liabilities	1,961,087	3,495,971
Working Capital	33,167,908	18,787,215

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities was $(1,227,941) for the year ended October 31, 2008, compared to $8,876,363 for the year ended October 31, 2007. Our cash from operating activities for the year ended October 31, 2008 was primarily ($13,120,769) in net trade receivables, ($1,513,512) in inventories, $361,427 in other net receivables, $22,642 in third party accounts payable and accruals, and $490,903 in other payables.

Investments

Net cash used in investing activities was $110,760 for the year ended October 31, 2008, compared to $45,741 for the year ended October 31, 2007. For the year ended October 31, 2008 and 2007, all our cash used in investing activities related to the acquisition of property, plant and equipment.

Financing

Net cash provided by financing activities was nil for the year ended October 31, 2008 and 2007.

Debt Instruments, Guarantees, and Related Covenants

We do not have any long term debt and no significant short term debt, and have not entered into any guarantee arrangements or other related covenants.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts and inventories, the salability and recoverability of our products, income taxes and contingencies and remaining useful lives of our tangible and certain intangible assets. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
 A summary of our significant accounting policies are located in the notes to the financial statements which are an integral component of this filing.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period
Obligations	Total	1 Year	2 Years	3Years	4Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations - Total	496,645	433,649	62,996	-0-	-0-
Operating Lease Obligations - Related Party	307,656	307,656	-0-	-0-	-0-
Operating Lease Obligations - Third Party	188,989	125,993	62,996	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	496,645	433,649	62,996	-0-	-0-

As noted above, we do lease office space from Old Renhuang, but we rent the space pursuant to a year to year lease.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of October 31, 2008 and 2007	F-3 – F-4

Consolidated Statements of Income and Comprehensive Income for the years ended October 31, 2008 and 2007	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the years ended October, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the years ended October, 2008 and 2007	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Renhuang Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Renhuang Pharmaceuticals, Inc. (the "Company"), as of October 31, 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2008, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MSPC
Certified Public Accountants and Advisors
A Professional Corporation

New York, New York
August 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Renhuang Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Renhuang Pharmaceuticals, Inc. as at October 31, 2007, and the related consolidated statement of income, cash flows and changes in stockholders’ equity for the year ended October 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renhuang Pharmaceuticals, Inc. as of October 31, 2007, and the results of its operations and its cash flows for the year ended October 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

“Schwartz Levitsky Feldman LLP”
/s/ Schwartz Levitsky Feldman llp
Toronto, Ontario, Canada	Chartered Accountants
May 15, 2008	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008 AND 2007

ASSETS

	October 31, 2008	October 31, 2007

CURRENT ASSETS
Cash and cash equivalents (NOTE 4)	$9,747,693	$10,153,603
Accounts receivable, net (NOTE 5)	22,588,580	10,480,549
Inventories (NOTE 7)	2,625,385	969,672
Prepayments	33,695	9,917
Other receivables, net (NOTE 6)	133,642	669,445
TOTAL CURRENT ASSETS	35,128,995	22,283,186

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 8)	2,620,949	2,606,285

TOTAL ASSETS	$37,749,944	$24,889,471

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 31, 2008	October 31, 2007

CURRENT LIABILITIES

Accounts payables (NOTE 9)	$193,934	$188,600
Other payables (NOTE 10)	1,767,153	3,307,371

TOTAL LIABILITIES	1,961,087	3,495,971

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Preferred stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares: nil
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 (35,096,680 in 2007) at par value of 0.001	35,097	35,097
Additional paid-in capital	6,595,400	6,627,099
Reserves (NOTE 11)	3,036,617	1,841,734
Retained earnings	22,765,757	11,980,112
Accumulated other comprehensive income	3,355,986	909,458
TOTAL STOCKHOLDERS' EQUITY	35,788,857	21,393,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,749,944	$24,889,471

The accompanying notes are an integral part of the consolidated financial statements

 RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	Year Ended October 31, 2008	Year Ended October 31, 2007

SALES	$36,163,919	$28,040,174

COST OF SALES	(15,980,638)	(13,693,892)

GROSS PROFIT	20,183,281	14,346,282

SELLING AND DISTRIBUTION EXPENSES	(163,355)	(166,567)

ADVERTISING EXPENSE	(3,155,063)	(1,358,900)

GENERAL AND ADMINISTRATIVE EXPENSES	(2,620,656)	(2,553,541)

RESEARCH AND DEVELOPMENT	(2,124,511)	(282,009)

(PROVISION FOR DOUBTFUL ACCOUNTS)/RECOVERY	(243,282)	(130,634)

DEPRECIATION AND AMORTIZATION	(13,578)	(293,637)

INCOME FROM OPERATIONS	11,862,836	9,560,994

OTHER INCOME	117,692	35,638

INCOME BEFORE INCOME TAXES	11,980,528	9,596,632

INCOME TAXES (NOTE 12)	—	—

NET INCOME	$11,980,528	$9,596,632

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	2,446,528	855,719

COMPREHENSIVE INCOME	$14,427,056	$10,452,351

BASIC EARNINGS PER SHARE	0.34	0.27

DILUTED EARNING PER SHARE	0.34	0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC	35,096,681	35,039,310

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	35,096,681	35,039,550
The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

						Accumulated
			Additional			Other
	Common Stock		Paid-in		Retained	comprehensive	Total
	Shares	Amount	capital	Reserves	Earnings	income	Equity
Balance at November 1, 2006	35,000,181	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Issuance of common stock for service	96,500	97	284,578	—	—	—	284,675
Net income for the year		—	—	—	9,596,632	—	9,596,632
Transfer to reserves		—	—	994,601	(994,601)	—	—
Warrants issued to director for service		—	31,699	—	—	—	31,699
Other comprehensive income
- foreign currency translation		—	—	—	—	855,719	855,719

Balance at October 31, 2007	35,096,681	$35,097	$6,627,099	$1,841,734	$11,980,112	$909,458	$21,393,500
Net income for the year		—	—	—	11,980,528	—	11,980,528
Transfer to reserves		—	—	1,194,883	(1,194,883)	—	—
Cancellation of Warrants			(31,699)				(31,699)
Other comprehensive income
- foreign currency translation		—	—	—	—	2,446,528	2,446,528
Balance at October 31, 2008	35,096,681	$35,097	$6,595,400	$3,036,617	$22,765,757	$3,355,986	$35,788,857

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2008 AND 2007

	Year Ended October 31, 2008	Year Ended October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,980,528	$9,596,632
Adjustments to reconcile net income to net cash from operating activities :
Depreciation and amortization	339,257	293,637
Provision for bad debts/(Recovery)	243,282	130,634
Fair value of warrants issued/(cancelled) for services	(31,699)	31,699
Fair value of shares issued for services	—	284,675
Changes in operating assets and liabilities:
Accounts receivable	(13,120,769)	(2,574,916)
Inventories	(1,513,512)	(305,926)
Amount due from related parties	271,198	(430,146)
Other receivables	112,338	520,523
Deferred expenses	-—	118,647
Prepayments	(22,109)	95,325
Accounts payable and accruals	22,642	(191,388)
Other Payables	490,903	1,306,967
NET CASH - OPERATING ACTIVITIES	(1,227,941)	8,876,363

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(110,760)	(45,741)
NET CASH - INVESTING ACTIVITIES	(110,760)	(45,741)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEAR ENDED OCTOBER 31, 2008 AND 2007

	Year Ended October 31, 2008	Year Ended October 31, 2007

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,338,701)	8,830,622

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	932,791	301,714

Cash and cash equivalents, beginning of period	10,153,603	1,021,267

Cash and cash equivalents, end of period	$9,747,693	$10,153,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	—	—

Income taxes paid	—	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common shares for financing services	—	284,675

Warrants granted to a director for services	—	31,699

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

1. ORGANIZATION AND PRINCIPAL ACTIVITIES
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

Shares of the Company's Common Stock are trading on the pink sheet under the symbol RHGP.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refer to the consolidated Renhuang Pharmaceuticals, Inc. entity.

The subsidiary company Harbin Renhuang Pharmaceuticals Co., Ltd (“Renhuang China”) is incorporated at Harbin City in the People’s Republic of China (the “PRC” or “China”) in 1996. The subsidiary is principally engaged in production and sales of nutraceutical and bio-pharmaceutical products including tablets, drinks and health food. The subsidiary’s sales network covers various provinces, cities, and counties throughout China.

The products of the Company are made in two facilities located at Harbin City with specialized machinery.

The economy of PRC differs significantly from the economies of industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have as comprehensive a system of laws as other nations, and enforcement of existing laws may be uncertain and sporadic.

The Company’s operating assets and primary sources of income and cash flows are of interests in the PRC. The PRC economy has been a centrally-planned economy, operating on the basis of annual, five-year and ten-year plans adopted by central governmental authorities, which set out national production and development targets. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Harbin Renhuang Pharmaceutical Company Limited (the “BVI”) and Harbin Renhuang Pharmaceutical Co. Ltd. (“Renhuang China”) and are prepared in accordance with generally accepted accounting principles of the United States of America.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE, NET

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An account is considered past due after  180 days and 90 days from the invoice date as at October 31, 2008 and 2007, respectively. The Company extended its standard credit terms to 180 days during 2008 in order to increase its market share. The allowance on the doubtful accounts was $442,912 as at October 31, 2008 ($134,295 in 2007). The Company does not accept returns or offer any post-sales marketing supporting to customers,

C. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Production cost is allocated at FIFO and overhead cost is calculated on the weighted average basis.  The cost includes all costs to acquire, transport and process inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss, if necessary, to reduce inventories to their net realizable value. There were $64,147 of inventory reserve provisions recorded at October 31, 2008.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

D. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included as components of income in the year of disposition.

The Company records depreciation of its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets based on their costs. The useful lives for property, plant and equipment are estimated as follows:

Plant and machinery	10 years
Office equipment and furnishings	5 to 10 years
Motor vehicles	5 to 10 years

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective February 3, 2008, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”), as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The SFAS 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The adoption of SFAS 157 as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not have and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

The carrying value of financial instruments including cash, accounts receivables, other receivables, accounts payable, other payables and accrued expenses and debts, approximates their fair value at October 31, 2008 due to the relatively short-term nature of these instruments. As of October 31, 2008, all financial instruments recorded by the Company are considered Level 1 as that term is defined in SFAS 157.

F. INCOME TAXES

The Company accounts for income tax under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the Company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a “valuation allowance” for any deferred tax assets where it is more likely than not that the asset will not be realized.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

F. INCOME TAXES (CONTINUED)

In accordance with the relevant income tax laws applicable to wholly foreign owned enterprises operating in PRC, the profits of the Company are fully exempt from income tax for two years (“tax holiday”), commencing from the first profit making year of operations, followed by a 50% exemption for the immediate next three years (“tax preferential period”), after which the profits of the Company will be taxable at the full rate, currently 25% (See Note 12).

G. RELATED PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities (See Note 15).

H. IMPAIRMENT OF LONG-TERM ASSETS

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company’s strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.  As of October 31, 2008, management expects its long-lived assets to be fully recoverable.

I. FOREIGN CURRENCY TRANSLATION

The company maintains its books and accounting records in its functional currency, the Renminbi, (which is the PRC's currency).

Foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the transaction, if any, are included in accumulated other comprehensive income in stockholders’ equity.

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or can be, converted into United States dollars at the rates used in translation. The Foreign exchange rate between the RMB and the United States dollar on October 31, 2008 and 2007 and the average for the years the ended are:

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

I. FOREIGN CURRENCY TRANSLATION (CONTINUED)

	2008	2007

Balance Sheet- Year end RMB : US$ exchange rate	6.8258:1	7.4820:1

Operating Statement: Average yearly RMB : US$ exchange rate	7.0467:1	7.6917:1

J. USE OF ESTIMATES

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

K. REVENUE RECOGNITION

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured; this policy is in accordance with the provisions of Staff Accounting Bulletin No. 104.  Renhuang generally recognizes products sales when the product is shipped. Revenue for product sold on consignment is recognized when the sales agent uses the product.

The Company provides rebates to its sales agents  (which act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). On average, the rebate rate is 16% and 17% of gross revenue in 2008 and 2007, respectively.

L. CERTAIN RISKS AND CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

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

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

M. RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.  R&D for the year ended October 31, 2008 and 2007 are $2,124,511 and $282,009, respectively.

N. ADVERTISING

Advertising costs consist primarily of promoting the Company and the Company’s products through television and printed advertisements in trade publications. Advertising costs are expensed as incurred. They are separately disclosed in the consolidated statements of income and comprehensive income.

O. STOCK-BASED COMPENSATION

The Company measures and records the cost of employee services received in exchange for stock-based compensation at the grant date fair value of the award.  This method is in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.

P. CLASSIFICATION OF OPERATING COSTS AND EXPENSES

The Company records its operating costs and expenses using the following general classifications:

Cost of Goods Sold
Cost of goods sold consists primarily of raw materials, direct labor and manufacturing overhead. Manufacturing overhead includes an allocation of purchasing and receiving costs, inspection fees, warehousing utilities, supplies, factory and equipment repairs and maintenance, safety equipment and supplies, packing materials, depreciation and loading fees.

Selling Expenses
Selling expenses includes primarily of travel and entertainment, maintenance, payroll for sales staff, payroll taxes and benefits, telephone and utilities, insurance, sales commissions and exports fees.

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

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

S. COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $2,446,528  ($855,719 in 2007), which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the period ended October 31, 2008 and 2007 was $14,427,056 and $10,452,351, respectively.

T. RECENT PRONOUNCEMENTS

The Company adopted SFAS 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) SFAS 157-2 (“ FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material effect on our financial statements. The Company does not expect the adoption of SFAS 157 will have a material effect on our financial statements beginning in year 2009 as it relates to the items subject to the one-year deferral allowed by FSP SFAS 157-2.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date, measured at their fair values as of that date; the immediate expense recognition of transaction costs and the accounting for restructuring costs separately from the business combination. This Statement also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 on a prospective basis.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

T. RECENT PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and the noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009, and adoption is prospective only; however, the presentation and disclosure requirements must be applied retrospectively. The Company does not consolidate any partially owned subsidiaries and therefore does not expect the application of this standard to have a material impact on its consolidated financial position, cash flows or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS 133 ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of October 31, 2008 and 2007 consist of the following:

	2008	2007

Cash on hand	$20,880	$28,657

Cash in banks	9,726,813	10,124,946
	$9,747,693	$10,153,603

5. ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as at October 31, 2008 and 2007 are summarized as follows:

	2008	2007

Accounts receivable	$23,031,492	$10,614,844
Less: Allowance for doubtful accounts	(442,912)	(134,295)
Accounts receivable, net	$22,588,580	$10,480,549

As at October 31, 2008, there are two debtors which accounted for $2,965,984 and $2,905,478 of accounts receivable which are approximately 12% and 12% of the total balance, respectively.

The customers from whom the sales amounts are over 10% of the total sales for the year ended October 31, 2008 and 2007 are:

	2008		2007
Customer A:	$4,511,575	10%	$3,743,234	11%
Customer B:	$4,464,943	10%	$3,563,758	10%

6. OTHER RECEIVABLES

Other receivables as of October 31, 2008 and 2007 consist of the following:

	2008	2007

Due from third parties	$493,525	$233,268
Due from related parties (See Note 15)	-	482,365
Less: allowance for doubtful accounts	(359,883)	(46,188)
	$133,642	$669,445

7. INVENTORIES

The Company's inventories at October 31, 2008 and 2007 are summarized as follows:

	2008	2007

Raw materials	$2,440,429	$905,227
Finished goods	249,103	64,445
Less: Valuation allowance	(64,147)	—
	$2,625,385	$969,672

The finished goods included $139,449 and $0 consignment goods as at October 31, 2008 and 2007, respectively.

8. PROPERTY, PLANT AND EQUIPMENT, NET

	2008	2007
Cost:
Machinery and equipment	$3,350,762	$2,959,892
Office equipment and furnishings	53,015	38,649
Motor vehicles	50,388	48,364
	3,454,165	3,046,905
Less: Accumulated depreciation	(833,216)	(440,620)

Net book value	$2,620,949	$2,606,285

For the year ended October 31, 2008, depreciation expenses relating to property, plant and equipment were $339,257, consisting of $325,679 recorded as Cost of Sales and $13,578 in general and administrative expenses and $293,637 for the year ended October 31, 2007.

On March 3, 2007, the Company entered into an agreement to purchase certain assets and/or the right to use those assets from ZhangFa ShiYe Qingyang (“QingYang”).  The Company paid a deposit of approximately $467,000 to QingYang and agreed to assume a bank loan of approximately $165,000 to secure the rights.  The loan amount is included in other liabilities as of October 31, 2008 and 2007.  The assets, which are comprised of  property, equipment and inventory, are pledged as collateral against the bank loan.   Although QingYang transferred operational control of the assets to the Company it was unable to transfer ownership.  Legal title can only pass upon the agreement of the bank and local government authorities.  After paying the deposit, the Company began negotiating with the bank and local authorities to settle all outstanding issues and secure full ownership of the assets.  As of October 31, 2007, the Company had not finalized those negotiations.  As the Company did not have legal title to the assets, it determined to record an impairment reserve against the entire deposit amount at that date.  The $467,000 impairment is included in general and administrative expenses.

9. ACCOUNTS PAYABLE

Accounts payable of $193,934 and $188,600 as of October 31, 2008 and 2007 consist of balances payable to third party suppliers.  Amounts owed to three individual suppliers each exceeded 10% of total accounts payable at October 31, 2008; there balances were $57,825, $46,283 and $39,076, respectively, which accounted for 30%, 24% and 20% of gross accounts payable, respectively.

The suppliers from whom the purchased amounts are over 10% of the total purchases for the year ended October 31, 2008 and 2007 are:

	2008		2007
Supplier A:	$3,571,254	25%	$2,330,232	25%
Supplier B:	$1,776,373	12%	$1,189,098	13%
Supplier C:	$1,379,880	10%	$992,851	11%

10. OTHER PAYABLES

The balance as at October 31, 2008 mainly includes due to related party $93,738, VAT and other taxes payable of $693,607, and social insurance payable of $720,498.  The payable to related party is due to Old Renhuang which has no payment term and is non-interest bearing. Old Renhuang paid the professional fee on behalf of Renhuang during the reverse merger.

As at October 31, 2007, the balance includes sales professional fee payable $332,500, sales rebates payable of $1,591,138, VAT payable of $589,410, and social insurance payable of $343,046.

11. RESERVES

The reserve funds are comprised of the following:

	2008	2007

Statutory surplus reserve fund	$2,754,240	$1,559,357
Public welfare fund	282,377	282,377
	$3,036,617	$1,841,734

Pursuant to the relevant laws and regulations of the PRC, the Company is required to annually transfer 10% of its after tax profit as reported on financial statements prepared under the accounting principles of the PRC to a statutory surplus reserve fund until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any losses incurred or to increase share capital.  Except for reducing losses incurred, any other application may not result in this reserve balance falling below 25% of the registered capital.

Prior to January 1, 2007, the Company was required each year to transfer 5% of its after tax profit as reported on financial statements prepared under the accounting principles of the PRC to the public welfare funds.  This reserve was restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company.  The public welfare funds are not available for distribution to the stockholders (except in liquidation).  Once capital expenditures for staff welfare facilities have been made, an equivalent amount must be transferred from the public welfare funds to the discretionary common reserve funds.  Due to a change in PRC law, appropriation of profit to the public welfare funds is no longer required.

12. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the year of 2007 and 2008, the Company was granted a tax holiday and is entitled to full exemption from corporation income taxes through December 2008. From 2009 onwards, the Company will also be subject to a special income tax rate of 15% as it is an eligible wholly foreign owned company.

Had the company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 and 33% previously would have been approximately US$2,995,132 and US$3,167,000 for the years ended October 31, 2008 and 2007 respectively.

13. COMMON STOCK

During the year ended October 31, 2008, no common stock was issued.  During the year ended October 31, 2007 the company issued a total of 96,500 common stock for financing service with fee of $ 284,675.

14. WARRANTS
 The Company entered into a Director appointment agreement with Mr. Magnus Moliteus dated April 16, 2007, pursuant to which the Company issued Mr. Magnus Moliteus 15,000 warrants, which expire on April 16, 2010, to purchase 15,000 shares of Renhuang’s common stock at $3.02 per share. On July 31, 2007, 10,000 warrants were issued to Mr. Magnus Moliteus. The warrants were cancelled during fiscal 2008.

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	—	—
Granted
— April 16, 2007	15,000	$3.02
— July 31, 2007	10,000	$2.50
Exercised	—	—
Cancelled or expired	—	—
Outstanding at October 31, 2007	25,000	$2.81
Granted	—	—
Exercised	—	—
Cancelled or expired	(25,000)	—
Outstanding at October 31, 2008	—	—

15. RELATED PARTY TRANSACTIONS

The Company rented property and plant from Harbin Renhuang Pharmaceutical Stock Co. Ltd., a Company owned by the Company’s major shareholder.  The lease term is from May 1, 2008 to May 1, 2009, with monthly rental payment of $49,669.

16. COMMITMENTS AND CONTINGENCIES

A. CAPITAL AND LEASE COMMITMENTS

The Company rented an office from Hei Long Jiang Jiu San You Zhi Co., Ltd. The lease term is from May 1, 2007 to April 30, 2010, with average monthly rental payment $9,393.

The minimum payments for the rental leases as followings:

October 31, 2008

2009	$433,649
2010	62,996
2011	0
2012	0
2013	0
Total	$496,645

B. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company.

17. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to the mandatory requirement from the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for the employees during the term of employment. For the year ended October 31, 2008, the level of contribution to these funds was determined at 22% of the average employee salary determined by the Social Welfare Bureau. The Company accured in the amount of $212,047 as of October 31, 2008 in other payables.

18. VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

19. SUBSEQUENT EVENT

On May 15, 2009, there is an agreement between Renhuang and Allied Merit International Investments, Inc. and Griffin Ventures Ltd (the “Investors”). The Investors agreed to pay Renhuang $ 1.5 million in exchange for an aggregate of 2,142,856 shares of the Company’s Common Stock and 1,071,428 Warrants with an exercise price of $0.875. The Company issued 2,142,856 shares on May 20, 2009 and received the $1.5 million on August 7, 2009.

Among the Investors, Allied Merit International Investments, Inc. will receive 1,785,714 shares of the Company’s Common Stock and Warrants which can purchase 892,857 shares of Company’s Common Stock; Griffin Ventures Ltd. will receive 357,142 shares of the Company’s Common Stock and Warrants which can purchase 178,571 shares of Company’s Common Stock.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable events as required by Item 304(b) of Regulation S-K.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of October 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the weaknesses described below.

Evaluation of Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(f) and 15d-15(f), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of October 31, 2008.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and the board of directors of the Company, and

Provide reasonable assurance regarding prevention (or timely detection) of unauthorized acquisition, use, or disposition of the Company's assets, which could have a material effect on Company consolidated financial statements.

Because of certain inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5), such that a misstatement of the annual or interim financial statements may not be prevented or detected. Management has identified the following material  weakness that has caused management to conclude that, as of October 31, 2008, our internal control over financial reporting was not effective:

We were unable to meet our requirements to timely file our Annual Report on Form 10-K for the year ended October 31, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented an internal control weakness.

Remediation of Weaknesses

Management recognizes the importance of this weakness and is committed to remediation and will institute a comprehensive remediation plan.  The plan will include, but not be limited to, hiring finance management resources and personnel with knowledge and experience in U.S. GAAP, and where necessary, the plan will utilize the services of external consulting professionals in the area of accounting advisory services.  Furthermore, the plan will re-organize the internal audit function and establish communication channels between the internal audit function and an audit committee.

  Management intends to allocate resources to insure that reports are filed on a timely basis in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

There have been no events that are required to be reported under this Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position(s)
Shaoming Li	46	Chairman of the Board of Directors, President and Chief Executive Officer

Zuoliang Wang	37	Interim Chief Financial Officer
Jiang He	37	Secretary

Mr. Shaoming Li has served as the Chairman of the Board of Directors since founding Harbin Renhuang Pharmaceutical Co. Ltd in 1996. Mr. Li has more than 20 years experience from the pharmaceutical and finance industry. From 1984 to 1996, Mr. Li served as Vice Chairman of Shenzhen Health Pharmaceutical Co. Ltd, a company dedicated to drug research, production, and sales. Mr. Li is a professor at Harbin Business University and Northeastern Agriculture University. Mr. Li also served as Vice Chairman of Heilongjiang Provincial Chinese Traditional Medicine Association and Heilongjiang Provincial Medicine Association. Mr. Li Shaoming graduated from Central University of Finance and Economics in Beijing, China with a bachelor degree in finance.

Mr. Zuoliang Wang was hired as our interim Chief Financial Officer effective on January 25, 2007. Mr. Wang has served as Chief Accounting Officer of Harbin Renhuang Pharmaceutical Co. Ltd., our wholly-owned subsidiary, since 2005. Mr. Wang has more than 10 years experience in accounting and is familiar with our financial condition and the internal preparation of our financial statements. From 2004 to 2005, Mr. Wang served as the Chief Financial Officer of Harbin Huijiabei Food Co. Ltd. From 2001 to 2004, Mr. Wang served as the manager of the accounting department of China Resource Breweries Limited, Harbin Office. Mr. Wang Zuoliang graduated from Qiqihaer Mechanic Institute in 1994 with a bachelor degree in engineering management.

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

Board Meetings and Committees

During the fiscal year ended October 31, 2008, we did not hold any formal meeting of the Board of Directors, for with the exception of Mr. Shaoming Li, the other members of the Board all resigned during 2008.

On April 1, 2006, Mr. Shaoming Li and Mr. Zuoliang Wang of our Board of Directors formed an Audit Committee. Mr. Wang is no longer on the Board of Directors or Audit Committee. Mr. Andy Wu was appointed to our Board of Directors and as the Chairman of the Audit Committee effective January 25, 2007. Mr. Any Wu resigned in December of 2008. Mr. Shaoming Li is now the sole director and member of Audit Committee. In accordance with a written charter adopted by the Company’s Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls.

Code of Ethics

We have not adopted a written code of ethics.

Compensation Committee

On April 1, 2006, Mr. Shaoming Li and Mr. Zuoliang Wang of our Board of Directors formed a Compensation Committee.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended October 31, 2008 and 2007. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Shaoming Li	2008	31,250	-0-	-0-	-0-	-0-	-0-	-0-	31,250
President,	2007	31,250							31,250
Chief Executive Officer, and Director	2006		-0-	-0-	-0-	-0-	-0-	-0-

Zouliang Wang	2008	4,500	-0-	-0-	-0-	-0-	-0-	-0-	4,500
Interim	2007	4,500							4,500
Chief Financial Officer

Jiang He	2008	4,500	-0-	-0-	-0-	-0-	-0-	-0-	4,500
Secretary	2007	4,500							4,500

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of October 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Shaoming Li	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Zouliang Wang	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Jiang He	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Magnus Moliteus	25,000	-0-	-0-	(1)	(1)	-0-	-0-	-0-	-0-

(1) We entered into a Director Appointment agreement with Mr. Magnus Moliteus who resigned in May 2008, dated April 16, 2007, pursuant to which we issued Mr. Magnus Moliteus 15,000 warrants, which terminates on April 16, 2010, to purchase 15,000 shares of our common stock at $3.02 per share. Pursuant to this same agreement, on July 31, 2007, 10,000 warrants were issued to Mr. Magnus Moliteus at the exercise price of $2.50 per share. We valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a value of $22,442 and $9,257 respectively. See Note 14 to the attached financial statements.

2003 Omnibus Securities Plan

On February 28, 2003, our Board of Directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan, which was approved by our shareholders on April 11, 2003. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allowed for the award of stock and options, up to 25,000 shares (after giving effect to the 1-for-20 reverse stock split effective April 21, 2003, and the 1-for-30 reverse stock split in 2006) of our common stock. On May 1 of each year, the number of shares in the 2003 Securities Plan should automatically be adjusted to an amount equal to ten percent (10%) of our outstanding stock on April 30 of the immediately preceding year. As of October 31, 2008, there are no options or other financial instruments outstanding under the 2003 Omnibus Securities Plan.

Board Compensation

There are currently no agreement with Mr. Shaoming Li, the sole director, or director nominees for compensation. Mr. Li is entitled to reimbursement for his travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

The following table sets forth director compensation as of October 31, 2008:

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

(1) We entered into a Director appointment agreement with Mr. Andy Wu dated February 15, 2007, pursuant to which we are obligated to issue Mr. Wu warrants, exercisable for three (3) years, to purchase 5,000 shares of our common stock at $3.02 per share; and warrants each July 31, beginning in 2007, exercisable for three (3) years, to purchase 5,000 shares of our common stock at the then fair market value of our common stock. All warrants are to be issued pursuant to the terms of form warrant agreement, with the remaining terms to be agreed to by the parties. As of October 31, 2008, we had not agreed to a warrant agreement or issued the warrants to Mr. Wu, and, therefore, we did not include them as compensation in the above director’s compensation table. Mr. Wu resigned from the Board of Directors on December 22, 2008.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 10, 2009, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

				Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	Shaoming Li (2)(3)	17,850,000	(4)	47.93	%(4)
Common Stock	Jiang He (2)	0		0%
Common Stock	Zuoliang Wang (2)	0		0%
Common Stock	Dianjun Pi - Total Prosperity Company Ltd.(5)	3,159,450		8.48%
Common Stock	Tuya Wulan - New BVI Co.(6)	2,975,000		7.99%
Common Stock	Yun Man Cheung.-China Wealth Source Co.(7)	4,278,000		11.49%

Common Stock	All Directors and Officers As a Group (3 persons)	17,850,000	(4)	47.93	%(4)

(1)
Unless otherwise indicated, based on 37,239,537 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, 150050, P.R. China.

(4)	Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li.

(5)	Includes 3,159,450 shares of Common Stock owned by Total Prosperity Ltd., an entity controlled by Mr. Dianjun Pi.

(6)	Includes 2,975,000 shares of Common Stock owned by New BVI Co., an entity controlled by Mr. Tuya Wulan.

(7)	Includes 4,278,000 shares of Common Stock owned by China Wealth Source Company Ltd., an entity controlled by Mr. Yun Man Cheung.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had the following significant related party transactions during the year 2008:

■
The Company rented property and plant from its affiliate Harbin Renhuang Pharmaceutical Stock Co. Ltd. The lease term is from May 1, 2008 to May 1, 2009, with monthly rental payment of $49,669 and accordingly, the total rent for fiscal year ended October 31, 2008 is $298,014. Mr. Shaoming Li is a majority shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended October 31, 2008 and 2007, MSPC Certified Public Accountants and Advisors, a Professional Corporation (“MSPC”) and Schwartz Levitsky Feldman LLP billed us $ 200,000 and $178,000, respectively, in fees for professional services for the audit of our financial statements and review of financial statements included in our Forms 10-K and 10-Q’s, as applicable.

Audit - Related Fees

During the year ended October 31, 2008 and 2007, there were no amounts billed related to any assurance and related services related to the performance of the audit or review of our financial statements by either MSPC or Schwartz Levitsky Feldman LLP.

Tax Fees

During the year ended October 31, 2008 and 2007, there were no amounts billed us by either MSPC or  Schwartz Levitsky Feldman LLP for professional services for tax preparation.

All Other Fees

During the year ended October 31, 2008 and 2007, MSPC and Schwartz Levitsky Feldman LLP did not bill us for any other fees.

Of the fees described above for the year ended October 31, 2008 and 2007, 100% were approved by either the entire Board of Directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 15 - EXHIBITS

Exhibit Index

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003.

3.2 (5)	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006.

3.3 (1)	Second Restated Bylaws

10.1 (2)	Common Stock Purchase Agreement dated September 19, 2005.

10.2 (2)	Securities Purchase Agreement dated September 16, 2005.

10.3 (3)	Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

10.4 (3)	Stock Purchase Agreement dated September 30, 2005.

10.5 (4)	Securities Purchase Agreement dated September 16, 2005.

10.6 (6)	Loan Agreement with Heilongjiang Yuejintiande Building and Installation Project Co., Ltd.

10.7 (7)	Director Appointment Letter Agreement with Mr. Andy Wu dated February 15, 2007

10.8 (7)	Director Appointment Letter Agreement with Mr. Magnus Moliteus dated April 16, 2007

21.1 (6)	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman Llp dated September 8, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2005.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 3, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 14, 2005.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission February 13, 2007.

(6)	Incorporated by reference from our First Amended Transition Report on Form 10-K/A filed with the Commission on February 22, 2007.
(7)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on May 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: September 9, 2009		/s/ Shaoming Li
	By:	Shaoming Li
Chairman, President and
Chief Executive Officer

Dated: September 9, 2009		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 9, 2009		/s/ Shaoming Li
	By:	Shaoming Li, Director