Form 10-Q
period 2009-07-31
RENHUANG PHARMACEUTICALS INC
filed 2009-09-21
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 21, 2009, there were 37,239,536 shares of common stock, par value $0.001, issued and outstanding.

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

ITEM 1	FINANCIAL STATEMENTS	4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.	20

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	27

ITEM 4	CONTROLS AND PROCEDURES	27

PART II

ITEM 1	LEGAL PROCEEDINGS	29

ITEM 1A	RISK FACTORS	29

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	PROCEEDS	29

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5	OTHER INFORMATION	30

ITEM 6	EXHIBITS	30

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

ITEM 1	Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2009	October 31, 2008(a)
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,767,747	$9,747,693
Accounts receivable, net	26,664,480	22,588,580
Inventories	2,575,493	2,625,385
Prepayments and other receivables, net	89,086	167,338
Due from related party	288,156	—
TOTAL CURRENT ASSETS	42,384,962	35,128,995

PROPERTY, PLANT AND EQUIPMENT, NET	2,365,024	2,620,949

TOTAL ASSETS	$44,749,986	$37,749,944

(a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K on September 9, 2009.

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 31, 2009	October 31, 2008 (a)
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$100,167	$193,934
Other payables	1,644,648	1,767,153
TOTAL CURRENT LIABILITIES	1,744,815	1,961,087

TOTAL LIABILITIES	1,744,815	1,961,087

STOCKHOLDERS’ EQUITY
Preferred stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares nil and at par value of nil
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 37,239,536 (35,096,680 in 2008) at par value of 0.001	37,240	35,097
Additional paid-in capital	8,093,257	6,595,400
Reserves	2,867,674	3,036,617
Retained earnings	30,285,254	22,765,757
Accumulated other comprehensive income	3,221,746	3,355,986
Subscription receivable	(1,500,000)	—
TOTAL STOCKHOLDERS’ EQUITY	43,005,171	35,788,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,749,986	$37,749,944

(a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K on September 9, 2009.

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
SALES	$6,442,197	$6,255,557	$28,915,072	$24,231,007

COST OF SALES	(2,942,649)	(2,945,740)	(13,825,692)	(11,167,257)

GROSS PROFIT	3,499,548	3,309,817	15,089,380	13,063,750

SELLING AND DISTRIBUTION EXPENSES	(20,001)	(35,508)	(47,695)	(146,939)

ADVERTISING EXPENSE	(1,085,756)	(861,920)	(2,476,007)	(2,222,991)

GENERAL AND ADMINISTRATIVE EXPENSES	(499,949)	(632,219)	(1,712,342)	(1,956,253)

RESEARCH AND DEVELOPMENT	(1,227,411)	(943,942)	(1,833,391)	(1,614,957)

PROVISION FOR DOUBTFUL ACCOUNTS	—	588	—	42,753

DEPRECIATION	(3,783)	(3,799)	(11,163)	(10,330)

INCOME FROM OPERATIONS	662,648	833,017	9,008,782	7,155,033

OTHER INCOME	12,054	27,535	31,204	62,188

INCOME BEFORE INCOME TAXES	674,702	860,552	9,039,986	7,217,221

INCOME TAXES	—	—	—	—

NET INCOME	$674,702	860,552	9,039,986	7,217,221

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(93,739)	637,421	(79,568)	2,304,462

COMPREHENSIVE INCOME	$580,963	$1,497,973	$8,960,418	$9,521,683

BASIC AND DILUTED EARNINGS PER SHARE	$0.02	$0.03	$0.25	$0.20

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,796,990	35,096,680	35,669,678	35,096,680

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,039,986	$7,217,221
Adjustments to reconcile net income to net cash from operating activities :
Depreciation	265,559	251,401
Provision for bad debts/(recovery)	—	(42,753)
Changes in operating assets and liabilities:
Accounts receivable	(5,868,520)	(2,407,050)
Inventories	43,425	(1,266,636)
Prepayments and other receivables	77,805	227,273
Due from related party	(321,010)	—
Accounts payable and accruals	(93,249)	102,771
Due to related party	—	360,273
Other payables	(85,208)	(2,306,002)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,058,788	2,136,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(16,183)	(107,451)
NET CASH USED IN INVESTING ACTIVITIES	$(16,183)	$(107,451)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
 (Unaudited)

	Nine Months Ended July 31,
	2009	2008
NET CHANGE IN CASH AND CASH EQUIVALENTS	$3,042,605	$2,029,047

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(22,551)	1,036,287

Cash and cash equivalents, beginning of period	9,747,693	10,153,603

Cash and cash equivalents, end of period	$12,767,747	$13,218,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Renhuang Pharmaceuticals, Inc., (“Renhuang”) or the (“Company”) was incorporated in the State of Nevada on August 18, 1988 and shares of the Company's Common Stock are trading on the pink sheet under the symbol RHGP.  The Company owns 100% of Harbin Renhuang Pharmaceutical Company Limited (“BVI”), a holding company.  Substantially all of the Company’s operations are conducted through BVI’s wholly-owned subsidiary Harbin Renhuang Pharmaceuticals Co., Ltd (“Renhuang China” or the “Subsidiary”), which was incorporated in Harbin City in the People’s Republic of China (the “PRC” or “China”) in 1996. The Subsidiary is principally engaged in production and sales of nutraceutical and bio-pharmaceutical products including tablets, drinks and health food; the Subsidiary’s sales network covers various provinces, cities, and counties throughout China.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refers to Renhuang Pharmaceuticals, Inc. and subsidiaries.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are stated in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America and include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of July 31, 2009 and for the three and nine months ended July 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine months ended July 31, 2009 are not necessarily indicative of the results for the full fiscal year ending October 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended October 31, 2008 as reported in Form 10-K.

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE, NET

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company issues invoices at month-end for the deliveries made during that monthly period. An account is considered past due after 90 days from the invoice date. The Company extended its standard credit terms to 180 days during 2008 in order to increase its market share. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts was $441,824 as at July 31, 2009 ($442,912 in October 31, 2008). The Company does not accept returns or offer any post-sales marketing supporting to customers,

C. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Production cost is allocated at FIFO and overhead cost is calculated on the weighted average basis.  The cost includes all costs to acquire, transport and process inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss, if necessary, to reduce inventories to their net realizable value. There were $63,990 and $64,147 of inventory reserve provisions recorded as of July 31, 2009 and October 31, 2008, respectively.

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

The Company records depreciation of its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets based on their costs. The useful lives for property, plant and equipment are estimated as follows:

Machinery and equipment	10 years
Office equipment and furnishings	5 to 10 years
Motor vehicles	5 to 10 years

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, and other payables approximate their fair values as of July 31, 2009 because of the relative short-term maturity of these instruments.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

F. INCOME TAXES

The Company accounts for income tax under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the Company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a “valuation allowance” for any deferred tax assets where it is more likely than not that the asset will not be realized.

In accordance with the relevant income tax laws applicable to wholly foreign owned enterprises operating in PRC, the profits of the Company are fully exempt from income tax for two years (“tax holiday”), commencing from the first profit making year of operations, followed by a 50% exemption for the immediate next three years (“tax preferential period”), after which the profits of the Company will be taxable at the full rate, currently 25% (See Note 12). On January 22, 2009, the local government extended the tax holiday for the Company to the end of 2009.

G.  RELATED PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities (See Note 14).

H.  IMPAIRMENT OF LONG-TERM ASSETS

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company’s strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.  As of July 31, 2009, management expects its long-lived assets to be fully recoverable.

I.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in its functional currency, the Renminbi, which is the PRC's currency.

In translating the financial statements of the Company from its functional currency into its reporting currency in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translations are included in accumulated other comprehensive income in stockholders’ equity.

Foreign currency transaction gains and losses if any, are included in the determination of net income for the period.

The Renmimbi (“RMB”) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or can be, converted into United States dollars (“USD”) at the rates used in translation. The exchange rate between the RMB and the USD on July 31, 2009 and the average rate from October 31, 2008 to July 31, 2009 were:

	July 31,2009	October 31, 2008
Balance Sheets- period end RMB : USD exchange rate	6.8426:1	6.8258:1
Operating Statement: Average quarterly RMB : USD exchange rate	6.8457:1	7.0467:1

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

K.  REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured; this policy is in accordance with the provisions of Staff Accounting Bulletin No. 104.  Renhuang generally recognizes product sales when the product is shipped.

The Company provides rebates to its sales agents (who act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. On average, the rebate rate was 18% and 20% of gross revenue for the nine months ended July 2009 and 2008, respectively.

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

M. RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.  R&D costs for the nine months ended July 31, 2009 and 2008 were $1,833,391 and $1,614,957, respectively.

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

P.  CLASSIFICATION OF OPERATING COSTS AND EXPENSES

The Company records its operating costs and expenses using the following general classifications:

Cost of Goods Sold
Cost of goods sold consists primarily of raw materials, direct labor and manufacturing overhead. Manufacturing overhead includes an allocation of purchasing and receiving costs, inspection fees, warehousing utilities, supplies, factory and equipment repairs and maintenance, safety equipment and supplies, packing materials, loading fees, and depreciation and amortization.

Selling Expenses
Selling expenses consists primarily of travel and entertainment, maintenance, payroll (including taxes and benefits) for sales staff, telephone and utilities, insurance, sales commissions and export fees.

General and Administrative Expenses
General and administrative expenses consists primarily of general office expenses, travel and entertainment, transportation, administrative payroll, payroll taxes and benefits, maintenance, telephone, utilities, printing, professional fees, continuing education, licenses and fees.

Q.  EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and if the additional common shares were dilutive.  There were 1,071,428 and 25,000 potentially dilutive securities outstanding during the nine months ended July 31, 2009 and 2008, respectively. The 1,071,428 and 25,000 warrants were deemed to be anti-diluted due as the market prices of the shares were lower than the exercise price as of July 31, 2009 and 2008.

R. COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the nine months ended July 31, 2009, the only component of other comprehensive income is foreign translation loss of $79,568 (gain of $2,304,462 in the nine months ended July 31, 2008), which has been recorded as  accumulative other comprehensive income in the balance sheet.

S.  RECENT PRONOUNCEMENTS

The Company adopted SFAS No. 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) SFAS 157-2 (“ FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on our financial statements. The Company does not expect the adoption of SFAS No. 157 will have a material effect on our financial statements beginning in year 2009 as it relates to the items subject to the one-year deferral allowed by FSP SFAS 157-2.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (" SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS No. 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

In March 2008, the FASB issued SFAS No. 161, which requires enhanced disclosures on a company’s use of derivative instruments, its applicable accounting policies related to derivatives and the effect of those derivatives on a company’s financial position, results of operations and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Adoption of SFAS No.161 will have no impact on our financial position, results of operations or cash flows.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of July 31, 2009 and October 31, 2008 consisted of the following:

	July 31, 2009	October 31, 2008

Cash on hand	$6,514	$20,880
Cash in banks	12,761,233	9,726,813
	$12,767,747	$9,747,693

The Company maintains one bank account in the PRC which is not protected by FDIC insurance or other insurance. As of July 31, 2009, the Company had $12,761,233 in uninsured deposits with this Chinese bank. Historically, the Company has not experienced any losses in such account.

5.  ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as of July 31, 2009 and October 31, 2008 are summarized as follows:

	July 31, 2009	October 31, 2008
Accounts receivable	$27,106,304	$23,031,492
Less: Allowance for doubtful accounts	(441,824)	(442,912)
Accounts receivable, net	$26,664,480	$22,588,580

As at July 31, 2009, there were two customers who accounted for $2,872,048 and $3,035,705 of accounts receivable, which were approximately 11% and 11% of the total balance, respectively.

Three major customers have sales amounts over 10% of total sales for the nine months ended July 31, 2009 and 2008 as follows:

	2009		2008
Customer A:	$3,000,769	10%	2,644,290	11%
Customer B:	$3,044,859	11%	2,738,198	11%
Customer C:	$2,897,808	10%

6. PREPAYEMENTS AND OTHER RECEIVABLES, NET

Prepayments and other receivables as of July 31, 2009 and October 31, 2008 consisted of the following:

	July 31, 2009	October 31, 2008

Prepayments and other receivables	$448,085	$527,220
Less: allowance for doubtful accounts	(358,999)	(359,882)
	$89,086	$167,338

As of July 31, 2009, the balance in prepayments and other receivables mainly includes advance to employees of approximately $78,000. As of October 31, 2008, the Company had approximately $14,650 for advertising expenses, and advance to employees of approximately $114,000

7.  INVENTORIES

The Company's inventories as of July 31, 2009 and October 31, 2008 were summarized as follows:

	July 31, 2009	October 31, 2008

Raw materials	$1,162,965	$1,533,472
Work-in-Process	1,288,998	906,957
Finished goods	187,520	249,103
Less: Valuation allowance	(63,990)	(64,147)
	$2,575,493	$2,625,385

The finished goods included $0 and $139,449 of consignment goods as at July 31, 2009 and October 31, 2008, respectively.

8. PROPERTY, PLANT AND EQUIPMENT, NET

	July 31, 2009	October 31, 2008

Cost:-
Machinery and equipment	$3,356,673	$3,350,762
Office equipment and furnishings	52,318	53,015
Motor vehicles	52,883	50,388
	3,461,874	3,454,165

Less: Accumulated depreciation:	1,096,850	833,216

Net book value	$2,365,024	$2,620,949

For the nine months ended July 31, 2009, depreciation expenses relating to property, plant and equipment were $265,559, consisting of $254,396 recorded as cost of sales and $11,163 in general and administrative expenses and $251,401 for the year ended July 31, 2008, consisting of $241,071 recorded as cost of sales and $10,330 in general and administrative expenses.

On March 3, 2007, the Company entered into an agreement to purchase certain assets and /or the rights to use those assets from ZhangFa ShiYe Qingyang (“QingYang”) for approximately $467,000.  The Company paid a deposit of approximately $300,200 to QingYang and agreed to assume a bank loan of approximately $165,000 to secure these assets.  The assumed loan amount is included in other liabilities as of January 31, 2008 and October 31, 2007.  The assets acquired, which are comprised of property, equipment and inventory (the “Collateral”), are pledged against the bank loan.   Although QingYang transferred operational control of the Collateral to the Company, the Company was unable to obtain consent from the bank and local governmental authorities to transfer legal title of the Collateral to Renhuang; as a result, the Collateral is not recorded as an asset of Renhuang though the deposit was initially recorded in the amount of $467,000.

After paying the deposit, the Company began negotiating with the bank and local authorities to settle all outstanding issues and secure full ownership of the assets.  The Company was unable to finalize those negotiations prior to October 31, 2007 and Management decided to record an impairment reserve against the entire deposit amount at that date as the Company did not have legal title to the Collateral and was unable to determine when or if it would gain title.  That $467,000 impairment was recorded as a component of general and administrative expenses during the fiscal year ended October 31, 2007.   Though the QingYang facility (which constitutes the majority of the Collateral) has not operated subsequent to the agreement, it remains under the control of Renhuang.  Management anticipates obtaining title to the Collateral during 2009 upon the conclusion of negotiations with the bank and local government authorities.

9.  ACCOUNTS PAYABLES

Accounts payable of $100,167 and $193,934 as of July 31, 2009 and October 31, 2008, respectively, consisted of balances payable to suppliers.

The suppliers from whom the purchased amount is over 10% of the total purchase for the nine months ended July 31, 2009 and July 31, 2008 were listed as follows:

	2009		2008
Supplier A:	$2,748,426	26%	$2,410,238	24%
Supplier B:	$1,291,031	12%	$1,178,853	12%
Supplier C:			$971,699	10%

10.  OTHER PAYABLES

The balance as of July 31, 2009, mainly includes taxes payable of $423,542, and social insurance payable of $925,137.

As of October 31, 2008, the balance includes taxes payable of $693,607 and social insurance payable of $643,526.

11.  RESERVES

The reserve funds as of July 31, 2009 and October 31, 2008 were comprised of the following:

	July 31, 2009	October 31, 2008
Statutory surplus reserve fund	$2,585,297	$2,754,240
Public welfare fund	282,377	282,377
	$2,867,674	$3,036,617

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

The Company reserves the statutory surplus at year ended. As of July 31, 2009, the estimated statutory surplus for nine months ended was approximately $900,000.

12. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the years of 2008 and 2009, the Company was granted a tax holiday and is entitled to full exemption from corporation income taxes through December 2009. Had the company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 would have been approximately US$2,260,000 and US$1,804,000 for the nine months ended July 31, 2009 and 2008 respectively.

13. COMMON STOCK AND WARRANTS

During the nine months ended July 31, 2009, 2,142,856 shares of the Company’s common stock and 1,071,428 warrants with an exercise price of $0.875 were issued to Allied Merit International Investments Inc and Griffin Ventures Ltd. (the “Investors”) in exchange for $1.5 million cash.  The Company issued 2,142,856 shares on May 20, 2009 and received $1.5 million on August 7, 2009. Since the $1.5 million cash was received in the subsequent period, it was recorded as subscription receivable as of July 31, 2009.

14. RELATED PARTY TRANSACTIONS

The Company rented property and plant from Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”), a Company owned by the Company’s major shareholder.  The lease term is from May 1, 2009 to May 1, 2010, with monthly rental payment of approximately $51,200. The Company has due from related party of approximately $696,000 including the construction fees paid on behalf of Old Renhuang and receivable from sales. The Company also has due to relate party of approximately $408,000 regarding professional fee paid by Old Renhuang in 2007 for the reverse merger. The Company offset the due from and due to related party, therefore, the net balance was due from related party of approximately $288,000.

The Company sold goods in an amount of $374,301 to Heilongjiang Renhuang Pharmaceutical Limited, a company owned by Old Renhuang.

15.  COMMITMENTS AND CONTINGENCIES

A.  CAPITAL AND LEASE COMMITMENTS

The Company entered into a lease to rent office space from May 1, 2007 to April 30, 2010, with average monthly rental payment of approximately $10,500. The Company also rented factory space from a related party (See Note 14) with a monthly payment of approximately $51,200.

The minimum payments for the rental leases are as follows:

	Office space	Factory

2010	$94,263	$460,351
2011		-
Thereafter	-	-
Total	$94,263	$460,351

B.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending to the knowledge of the executive officers of the Company.

16. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to regulations promulgated by the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for employees during the term of their employment. For the nine months ended July 31, 2009, the level of contribution to these funds was set at 22% of the average employee salary determined by the Social Welfare Bureau. The Company incurred the payable amount of $281,482 as of July 31, 2009 in other payables.

17.  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Overview

The following discussion of the financial condition and results of the operation of Renhuang Pharmaceuticals, Inc. includes the forward-looking statements involving risk and uncertainties and should be read in conjunction with the financial statements and notes included in this Quarterly Report on Form 10-Q.  Actual results may differ from the forward-looking statements due to a variety of factors.

Results of operations

Three months ended July 31, 2009 as compared to Three months ended July 31, 2008

Revenues, Expenses and Net Income

	2009	2008
Revenue	$6,442,197	6,255,557
Cost of Sales	(2,942,649)	(2,945,740)
Selling and Distribution Expenses	(20,001)	(35,508)
Advertising Expenses	(1,085,756)	(861,920)
General and Administration Expenses	(499,949)	(632,219)
Research and Development	(1,227,411)	(943,942)
Provision for Doubtful Account	—	588
Depreciation and Amortization	(3,783)	(3,799)
Other income	12,054	27,535
Net Income	$674,702	860,552

Revenues

For the three months ended July 31, 2009, our revenues were $6,442,197, and increased by $186,640, or 3%, as compared to the same period in 2008. Our revenue increase was primarily attributable to the increase in advertising activities in promoting Acanthopnanax (Siberian Gnseng) products.

Cost of Sales

Our cost of sales for the three months ended July 31, 2009 and 2008 were $2,942,649 and $2,945,740, respectively, which were approximately 46% and 47% of revenue and consisted primarily of raw materials, labor and production costs. The cost of sales was comparable for both periods.

Selling and Distribution Expenses

Our selling and distribution expenses were $20,001 and $35,508 for the three months ended July 31, 2009 and 2008, respectively. The sales rebates of $1,361,965 and $1,399,453 for the three months ended July 31, 2009 and 2008 were directly deducted from revenues (See Note 3). The expenses decrease is mainly attributable to the decline of the travel expenses and entertainment expenses. The Company selectively participated in several influential nationwide sales conferences in this period and had won positive marketing effects and results.

Advertising Expenses

For the three months ended July 31, 2009 and 2008, our advertising expenses were $1,085,756 and $861,920, respectively. These advertising expenses were primarily related to the advertising of Acanthopanax products. We started a more aggressive advertising campaign from the begaining of 2008 to increase our brand recognition in Southern China. The Company intends to build up a leading ‘Renhuang brand’ associated with Acanthopanax products in the coming years.

General and Administrative Expenses

Our general and administrative expenses were $499,949 and $632,219 for the three months ended July 31, 2009, and 2008, respectively. Our general and administrative expenses mainly include payroll, leasing expenses, professional fees, entertainment, and travelling expenses. The decrease is mainly due to the decline of payroll and travel expenses in the period as we launched a cost savings plan in consideration of the spreading financial crisis.

Research and Development

For the three months ended July 31, 2009 and 2008, our research and development expenses were $1,227,411 and $943,942, respectively.  The increase is mainly due to the consistent research and development expenses on the Acanthopanax GAP (Good Agricultural Practice) base and research work on Acanthopanax effective parts. We are drafting a plan on Acanthopanax GAP base construction and the investments on the base are expected to increase steadily through these years.

Depreciation

We had depreciation expenses of $3,783 and $3,799 for the three months ended July 31, 2009 and 2008, respectively (See Note 8).  The expenses were comparable for both periods.

Nine months ended July 31, 2009 as compared to Nine months ended July 31, 2008

Revenues, Expenses and Net Income

	2009	2008
Revenue	$28,915,072	24,231,007
Cost of Sale	(13,825,692)	(11,167,257)
Selling and Distribution Expenses	(47,695)	(146,939)
Advertising Expenses	(2,476,007)	(2,222,991)
General and Administration Expenses	(1,712,342)	(1,956,253)
Research and Development	(1,833,391)	(1,614,957)
Provision for Doubtful Account	—	42,753
Depreciation and Amortization	(11,163)	(10,330)
Other income	31,204	62,188
Net Income	$9,039,986	7,217,221

Revenues

For the nine months ended July 31, 2009, our revenues were $28,915,072, and increased by $4,684,065, or 19%, as compared to the same period in 2008. Our revenues increase is primarily attributable to the increase in advertising activities in promoting the Acanthopnanax products.

Cost of Sales

Our cost of sales for the nine months ended July 31, 2009 and 2008 were $13,825,692 and $11,167,257, respectively, which were approximately 48% and 46% of revenue and consisted primarily of raw materials, labor and production costs. The increase in the percentage of cost to revenue was due to the increase in the price of raw materials and salaries.

Selling and Distribution Expenses

Our selling and distribution expenses were $47,695 and $146,939 for the nine months ended July 31, 2009 and 2008, respectively. The sales rebates of $1,355,648 and $1,461,133 for the nine months ended July 31, 2009 and 2008 were directly deducted from revenue (See Note 3). The expenses decrease is mainly attributable to the decline in travel expenses and entertainment expenses. To control the cost the Company selectively participated in several influential nationwide sales conferences in this period and had won positive marketing effects and results. Therefore sales increased, but selling and distribution expenses decreased.

Advertising Expenses

For the nine months ended July 31, 2009 and 2008, our advertising expenses were $2,476,007 and $2,222,991, respectively. These advertising expenses were primarily for the advertising of Acanthopanax produts. We started a more aggressive advertising campaign from the beginning of  2008 to increase our brand recognition in Southern China. The Company intends to build up a leading ‘Renhuang brand’ associated with Acanthopanax products in the coming years.

General and Administrative Expenses

Our general and administrative expenses were $1,712,342 and $1,956,253 for the nine months ended July 31, 2009, and 2008, respectively. Our general and administrative expenses mainly included payroll, leasing expenses, professional fees, entertainment, and travelling expenses. The decrease is mainly due to the decline of payroll and travel expenses in the period as we launched cost savings plan in consideration of the spreading financial crisis.

Research and Development

For the nine months ended July 31, 2009 and 2008, our research and development expenses were $1,833,391 and $1,614,957, respectively. The increase is mainly due to the consistent research and development expenses on the Acanthopanax GAP (Good Agricultural Practice) base and research work on Acanthopanax effective parts. We are drafting a plan on Acanthopanax GAP base construction and the investments on the base are expected to increase steadily in the near future.

Depreciation

We had depreciation expenses of $11,163 and $10,330 for the nine months ended July 31, 2009 and 2008, respectively (see Note 8).  The expenses were comparable for both periods.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of July 31, 2009 were as follows:

July 31, 2009

Cash and Cash Equivalents	$12,767,747
Total Current Assets	42,384,962
Total Assets	44,749,986
Total Current Liabilities	1,744,815
Total Liabilities	1,744,815
Working capital	$40,640,147

Sources and Uses of Cash

Operations

Net cash generated from operating activities was $3,058,788 for the nine months ended July 31, 2009. Our net cash generated from operating activities for the current nine month period was primarily $5,868,520 in net accounts receivables, $43,425 in inventories, $77,805 from reduction of prepayments and other net receivables, $93,249 in total accounts payable and accruals, $321,010 in due to/from related party, and $85,208 in other payables. Cash generated from operating activities increase dramatically compared to the same period in 2008 as we optimized the structure of accounts receivable and accounts payable in order to obtain larger market share.

Investments

Net cash used in investing activities was $ 16,183 for the nine months ended July 31, 2009. For the nine months ended July 31, 2009, our cash used in investing activities was related to the acquisition of property, plant and equipment.

Financing

There were no financing activities during the quarters ended July 31, 2009 and 2008. The company intends to raise capital through private offerings in the next twelve months.

Debt Instruments, Guarantees, and Related Covenants

The Company does not have any long term debt or short term debt, and has not entered into any guarantee arrangements or other related covenants.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. Our significant estimates include:

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured; this policy is in accordance with the provisions of Staff Accounting Bulletin No. 104. Renhuang generally recognizes products sales when the product is shipped.

The Company provides rebates to its sales agents (who act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period
Obligations	Total	1 Year	1-2 Years	2-3 Years	3-5 Years
Operating Lease Obligations – Total	$554,614	$554,614	$-0-	$-0-	-0-
Operating Lease Obligations – Related Party	460,351	460,351	-0-	-0-	-0-
Operating Lease Obligations - Third Party	$94,315	$94,315	$-0-	-0-	-0-

As noted above, we lease office space from Old Renhuang, but we rent the space pursuant to a lease renewable annually.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of July 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Evaluation of Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(f) and 15d-15(f), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of July 31, 2009.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and the board of directors of the Company, and

•
Provide reasonable assurance regarding prevention (or timely detection) of unauthorized acquisition, use, or disposition of the Company's assets, which could have a material effect on Company consolidated financial statements.

Because of certain inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness that has caused management to conclude that, as of July 31, 2009, our internal control over financial reporting was not effective:

•
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

•	We were unable to properly review the U.S. GAAP adjustment procedures, disclosure reporting processes, and consolidated financial statements preparation processes.

•
We were unable to effectively provide oversight of internal control over financial reporting because there was a lack of a proper reporting channel between the internal audit function and an audit committee.

Remediation of Material Weaknesses

Management recognizes the importance of this material weakness and is committed to remediation and will institute a comprehensive remediation plan.  The plan will include but not be limited to hiring finance management, resources and personnel with knowledge and experience in U.S. GAAP, and where necessary, the plan will utilize the services of external consulting professionals in the area of accounting advisory services.  Furthermore, the plan will re-organize the internal audit function and establish communication channels between the internal audit function and an audit committee.

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

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to, or threatened by, any litigation or proceedings.

ITEM 1A	Risk Factors

Not required for smaller reporting company.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2009, we have sold an aggregate of 2,142,856 shares of common stock at a purchase price of $0.70 per share and warrants exercisable until May 14, 2012 to acquire an aggregate of 1,071,428 shares of common stock (subject to customary adjustments) at an exercise price of $0.875 per share, to Allied Merit International Inc. and Griffin Ventures Ltd. for the amount of $1.5 million made to us on January 29, 2008. The securities were issued under the exemption of Regulation D and Regulation S under the Securities Act of 1933, as amended (“1933 Act”). Griffin Ventures Ltd. represented itself as an accredited investor as that term is defined in Regulation D under the 1933 Act.  Allied Merit International Inc. represented itself as a non U.S. person as that term is defined in Rule 902 and thus claimed the exemption of Regulation S under the 1933 Act.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

10.1	Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: September 21, 2009		/s/ Li Shaoming
	By:	Li Shaoming
President and
Chief Executive Officer

Dated: September 21, 2009		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer