Form 10-K/A
period 2008-10-31
RENHUANG PHARMACEUTICALS INC
filed 2009-12-08
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number O-24512

RENHUANG PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-1273503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 218, Taiping, Taiping District
Harbin, Heilongjiang Province,
P.R. China	150050
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

Aggregate market value of the voting stock held by non-affiliates: $14,228,511 as based on sales price of $0.825 per share of such stock on April 30, 2008. The voting stock held by non-affiliates on that date consisted of 17,246,680 shares of common stock.

As of November 23, 2009, there were 37,239,536 shares of common stock, par value $0.001, issued and outstanding.

EXPLANATORY NOTE

As previously announced in a Current Report on Form 8-K (the “Form 8-K”) filed by Renhuang Pharmaceuticals, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on October 1,, 2009,and as amended on Form 8-K/A (the “Form 8-K/A”) filed with the SEC on November 13, 2009, the Company’s management concluded that the Company’s previously filed financial statements as of and for the fiscal year ended October 31, 2008, as filed with the SEC on Form 10-K on September 9, 2009, should no longer be relied upon due to certain significant accounting errors. The accounting errors are described in the Form 8-K/A, which include errors in: consolidated balance sheet table, consolidated statements of income and comprehensive income table, consolidated statements of changes in stockholders’ equity table, and consolidated statements of cash flows table.

The Company has attached to this 10-K/A updated certifications executed as of the date of this Form 10-K/A by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-K/A.

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

Cautionary Note

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

Acanthopanax (Siberian Ginseng)

Overview

Acanthopanax, which is known in the United States as Siberian Ginseng, has been used for centuries in China and Russia. Although a distant relative of American and Asian ginsengs ( Panax sp . ), with some overlap in its uses, Acanthopanax is a distinct plant with different active chemical components. Known to restore vigor, increase longevity, enhance overall health, and stimulate both a healthy appetite and a good memory, it is used in Russia to help the body adapt to stressful conditions and to enhance productivity.

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

Research

Siberian ginseng's active ingredients are a complex group of chemicals called eleutherosides . Eleutherosides are different than the ginsenocides found in the Panax varieties of ginseng, which is consistent with Chinese herbalists' claims that Siberian ginseng acts differently in the body than Korean or American ginseng. There has been some debate among herbalists whether Siberian ginseng should be considered a true ginseng at all, due to this difference in active ingredients.

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

Three “Star” products

“Tianma pills” and “Compound Yang Jiao Tablets” （ also known as “Tornado pills” ） are our “Star” traditional medicines for treating headaches. Although western headache medicines have a larger market shares in China, they have also been shown to have greater side effects. Research indicates that most other Chinese traditional medicines have fewer side effects, but cannot reach the same curative effects as western medicines.  We believe that “Tianma” and “Tornado” not only produce strong visible curative effects, but also causes little or no side effects.

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

The annual revenue of the medicine market in China is estimated to be approximately 1 trillion RMB (US$ 140 billion) in 2008 .

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

We will face substantial competition, some of which may be better capitalized and more experienced than us .

We face competition in the pharmaceutical and medical product industry. Although we view ourselves in a favorable position vis—vis our competition, some of the other pharmaceutical and medical product companies that sell into our markets may be more successful than us and/or have more experience and financial resources than we do. This additional experience and financial resources may enable our competitors to produce more effective pharmaceuticals and sell their product with more success than we are able to, which would decrease our sales.

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

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited .

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our executive offices in the United States are provided to us at no cost at the offices of one of our shareholders, Viking Investments USA, Inc., which are located at 65 Broadway, 7 th Floor, New York, New York. The fair market value of the office space we utilize is approximately $2,000 per month.

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

Quarter Ended	High	Low

January 31, 2007	3.95	3.90
April 30, 2007	3.10	3.10
July 31, 2007	2.50	2.50
October 31, 2007	2.28	2.25

January 31, 2008	1.65	1.60
April 30, 2008	0.82	0.82
July 31, 2008	1.06	1.06
October 31, 2008	0.65	0.65
January 31, 2009	0.20	0.20

April 30, 2009	0.20	0.20
July 31, 2009	0.69	0.20
October 31, 2009	1.25	0.50

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

Holders

As of November 23, 2009, there were 37,239,536 shares of our common stock issued and outstanding held by 80 holders of record.

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement described in Note 20 to the consolidated financial statements for the fiscal year ended October 31, 2008 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual report for corresponding period. The consolidated balance sheet as of October 31, 2008, the consolidated statement of operations for the fiscal year ended October 31, 2008 and the consolidated statement of cash flows for the fiscal year ended October 31, 2008 present the effect of changes in our consolidated financial statements caused by the restatement.

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

Year Ended October 31, 2008 Compared to Year Ended October 31, 2007

For the fiscal year ended October 31, 2008, we generated $34,474,490 in revenues and cost of sales of $15,980,638. With these revenues and cost of sales for the year ended October 31, 2008, we had a net income of $10,291,099. For the fiscal year ended October 31, 2007, we generated $28,040,174 in revenues on cost of sales of $13,693,892. With these revenues and cost of sales for the year ended October 31, 2007, we had a net income of $9,596,632.

Revenues, Expenses and Net Income

	Year Ended October 31, 2008	Year Ended October 31, 2007

Revenue	$$34,474,490	$28,040,174
Cost of Sales	(15,980,638)	(13,693,892)
Selling and Distribution Expenses	(163,355)	(166,567)
Advertising Expenses	(3,155,063)	(1,358,900)
General and Administrative Expenses	(2,620,656)	(2,553,541)
Research and Development	(2,124,511)	(282,009)
Provision for Doubtful Accounts	(243,282)	(130,634)
Depreciation and Amortization	(13,578)	(293,637)
Other Income (Cost)	117,692	35,638
Net Income	$$10,291,099	$9,596,632

Revenues

Our revenues for the year ended October 31, 2008 were 34,474,490 compared to revenues of $28,040,174 for the year ended October 31, 2007, representing an increase of $6,434,316, or 23%.  This increase was primarily due to our success in marketing expansion, with an adjustment on products. During the year ended October 31, 2008, we increased production of our products with higher profit margins and decreased production of our products with lower profit margins. Our revenues for the year ended October 31, 2008 consisted primarily of sales of the following products: Acanthopanax products (approximately 53%), Shark Power Healthcare products (approximately 17%), and other Chinese traditional medical products (approximately 30%)

Cost of Sales

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

Net Income from Operations

Our net income for the fiscal year ended October 31, 2008 was $10,291,099, compared to $9,596,632 for the fiscal year ended October 31, 2007. Our net income increased significantly due to higher revenue and sales of higher gross margin products for the fiscal year ended October 31, 2008.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of October 31, 2008 and 2007, respectively, are as follows:

	October 31, 2008	October 31, 2007

Cash and Cash Equivalents	$9,747,693	$10,153,603
Total Current Assets	33,384,894	22,283,186
Total Assets	36,005,843	24,889,471
Total Current Liabilities	1,961,087	3,495,971
Total Liabilities	1,961,087	3,495,971
Working Capital	31,423,807	18,787,215

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities was $(1,227,941) for the year ended October 31, 2008, compared to $8,876,363 for the year ended October 31, 2007. Our cash from operating activities for the year ended October 31, 2008 was primarily ($11,431,340) in net trade receivables, ($1,513,512) in inventories, $361,427 in other net receivables, $22,642 in third party accounts payable and accruals, and $490,903 in other payables.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of October 31, 2008 and 2007	F-3 – F-4

Consolidated Statements of Income and Comprehensive Income for the years ended October 31, 2008 and 2007	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the years ended October, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the years ended October, 2008 and 2007	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-24

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

/s/ MSPC
Certified Public Accountants and Advisors
A Professional Corporation

New York, New York
August 28, 2009, except as to the restatement discussed in Note 20 to the consolidated financial statements, which is as of November 25, 2009

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
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008 AND 2007

ASSETS

	October 31, 2008 (Restated – see Note 20)	October 31, 2007

CURRENT ASSETS
Cash and cash equivalents (NOTE 4)	$9,747,693	$10,153,603
Accounts receivable, net (NOTE 5)	20,844,479	10,480,549
Inventories (NOTE 7)	2,625,385	969,672
Prepayments	33,695	9,917
Other receivables, net (NOTE 6)	133,642	669,445
TOTAL CURRENT ASSETS	33,384,894	22,283,186

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 8)	2,620,949	2,606,285

TOTAL ASSETS	$36,005,843	$24,889,471

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 31, 2008 (Restated – see Note 20)	October 31, 2007

CURRENT LIABILITIES

Accounts payables (NOTE 9)	$193,934	$188,600
Other payables (NOTE 10)	1,767,153	3,307,371

TOTAL LIABILITIES	1,961,087	3,495,971

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Preferred stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares: nil
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 (35,096,680 in 2007) at par value of 0.001	35,097	35,097
Additional paid-in capital	6,595,400	6,627,099
Reserves (NOTE 11)	2,867,674	1,841,734
Retained earnings	21,245,271	11,980,112
Accumulated other comprehensive income	3,301,314	909,458
TOTAL STOCKHOLDERS' EQUITY	34,044,756	21,393,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,005,843	$24,889,471

The accompanying notes are an integral part of the consolidated financial statements

  RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	Year Ended October 31, 2008 (Restated – see Note 20)	Year Ended October 31, 2007

SALES	$34,474,490	$28,040,174

COST OF SALES	(15,980,638)	(13,693,892)

GROSS PROFIT	18,493,852	14,346,282

SELLING AND DISTRIBUTION EXPENSES	(163,355)	(166,567)

ADVERTISING EXPENSE	(3,155,063)	(1,358,900)

GENERAL AND ADMINISTRATIVE EXPENSES	(2,620,656)	(2,553,541)

RESEARCH AND DEVELOPMENT	(2,124,511)	(282,009)

(PROVISION FOR DOUBTFUL ACCOUNTS)/RECOVERY	(243,282)	(130,634)

DEPRECIATION AND AMORTIZATION	(13,578)	(293,637)

INCOME FROM OPERATIONS	10,173,407	9,560,994

OTHER INCOME	117,692	35,638

INCOME BEFORE INCOME TAXES	10,291,099	9,596,632

INCOME TAXES (NOTE 12)	—	—

NET INCOME	$10,291,099	$9,596,632

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	2,391,856	855,719

COMPREHENSIVE INCOME	$12,682,955	$10,452,351

BASIC EARNINGS PER SHARE	0.29	0.27

DILUTED EARNING PER SHARE	0.29	0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC	35,096,681	35,039,310

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	35,096,681	35,039,550
The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2008 (Restated) AND 2007

						Accumulated
			Additional			Other
	Common Stock		Paid-in		Retained	comprehensive	Total
	Shares	Amount	capital	Reserves	Earnings	income	Equity
Balance at November 1, 2006	35,000,181	$35,000	$6,310,822	$847,133	$3,378,081	$53,739	$10,624,775

Issuance of common stock for service	96,500	97	284,578	—	—	—	284,675
Net income for the year		—	—	—	9,596,632	—	9,596,632
Transfer to reserves		—	—	994,601	(994,601)	—	—
Warrants issued to director for service		—	31,699	—	—	—	31,699
Other comprehensive income
- foreign currency translation		—	—	—	—	855,719	855,719

Balance at October 31, 2007	35,096,681	$35,097	$6,627,099	$1,841,734	$11,980,112	$909,458	$21,393,500
Net income for the year		—	—	—	10,291,099	—	10,291,099
Transfer to reserves		—	—	1,025,940	(1,025,940)	—	—
Cancellation of Warrants			(31,699)				(31,699)
Other comprehensive income
- foreign currency translation		—	—	—	—	2,391,856	2,391,856
Balance at October 31, 2008 (Restated – see Note 20)	35,096,681	$35,097	$6,595,400	$2,867,674	$21,245,271	$3,301,314	$34,044,756

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2008 AND 2007

	Year Ended October 31, 2008
	(Restated – see Note 20)	Year Ended October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,291,099	$9,596,632
Adjustments to reconcile net income to net cash from operating activities :
Depreciation and amortization	339,257	293,637
Provision for bad debts/(Recovery)	243,282	130,634
Fair value of warrants issued/(cancelled) for services	(31,699)	31,699
Fair value of shares issued for services	—	284,675
Changes in operating assets and liabilities:
Accounts receivable	(11,431,340)	(2,574,916)
Inventories	(1,513,512)	(305,926)
Amount due from related parties	271,198	(430,146)
Other receivables	112,338	520,523
Deferred expenses	—	118,647
Prepayments	(22,109)	95,325
Accounts payable and accruals	22,642	(191,388)
Other Payables	490,903	1,306,967
NET CASH - OPERATING ACTIVITIES	(1,227,941)	8,876,363

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(110,760)	(45,741)
NET CASH - INVESTING ACTIVITIES	(110,760)	(45,741)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEAR ENDED OCTOBER 31, 2008 AND 2007

	Year Ended October 31, 2008 (Restated – see Note 20)	Year Ended October 31, 2007

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,338,701)	8,830,622

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	932,791	301,714

Cash and cash equivalents, beginning of period	10,153,603	1,021,267

Cash and cash equivalents, end of period	$9,747,693	$10,153,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	—	—

Income taxes paid	—	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common shares for financing services	—	284,675

Warrants granted to a director for services	—	31,699

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

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

S. COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the current period, the only component of other comprehensive income is foreign translation gain of $ 2,391,856   ($855,719 in 2007), which has been recorded as the accumulative other comprehensive income in the balance sheet. Consequently, the comprehensive income for the period ended October 31, 2008 and 2007 was $12,682,955 and $10,452,351, respectively.

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

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

T. RECENT PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ”   (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and the noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009, and adoption is prospective only; however, the presentation and disclosure requirements must be applied retrospectively. The Company does not consolidate any partially owned subsidiaries and therefore does not expect the application of this standard to have a material impact on its consolidated financial position, cash flows or results of operations.

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

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of October 31, 2008 and 2007 consist of the following:

	2008	2007

Cash on hand	$20,880	$28,657

Cash in banks	9,726,813	10,124,946
	$9,747,693	$10,153,603

5. ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as at October 31, 2008 and 2007 are summarized as follows:

	2008	2007

Accounts receivable	$21,287,391	$10,614,844
Less: Allowance for doubtful accounts	(442,912)	(134,295)
Accounts receivable, net	$20,844,479	$10,480,549

As at October 31, 2008, there are two debtors which accounted for $2,566,568 and $2,562,825 of accounts receivable which are approximately 12% and 12% of the total balance, respectively.

The customers from whom the sales amounts are over 10% of the total sales for the year ended October 31, 2008 and 2007 are:

	2008		2007
Customer A:	$3,762,749	11%	$3,743,234	11%
Customer B:	$3,739,129	11%	$3,563,758	10%

6. OTHER RECEIVABLES

Other receivables as of October 31, 2008 and 2007 consist of the following:

	2008	2007

Due from third parties	$493,525	$233,268
Due from related parties (See Note 15)	-	482,365
Less: allowance for doubtful accounts	(359,883)	(46,188)
	$133,642	$669,445

7. INVENTORIES

The Company's inventories at October 31, 2008 and 2007 are summarized as follows:

	2008	2007

Raw materials	$2,440,429	$905,227
Finished goods	249,103	64,445
Less: Valuation allowance	(64,147)	—
	$2,625,385	$969,672

The finished goods included $139,449 and $0 consignment goods as at October 31, 2008 and 2007, respectively.

8. PROPERTY, PLANT AND EQUIPMENT, NET

	2008	2007
Cost:
Machinery and equipment	$3,350,762	$2,959,892
Office equipment and furnishings	53,015	38,649
Motor vehicles	50,388	48,364
	3,454,165	3,046,905
Less: Accumulated depreciation	(833,216)	(440,620)

Net book value	$2,620,949	$2,606,285

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

10. OTHER PAYABLES

The balance as at October 31, 2008 mainly includes due to related party $93,738, VAT and other taxes payable of $693,607, and social insurance payable of $643,526.  The payable to related party is due to Old Renhuang which has no payment term and is non-interest bearing. Old Renhuang paid the professional fee on behalf of Renhuang during the reverse merger.

As at October 31, 2007, the balance includes sales professional fee payable $332,500, sales rebates payable of $1,591,138, VAT payable of $589,410, and social insurance payable of $343,046.

11. RESERVES

The reserve funds are comprised of the following:

	2008	2007

Statutory surplus reserve fund	$2,585,297	$1,559,357
Public welfare fund	282,377	282,377
	$2,867,674	$1,841,734

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

Had the company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 and 33% previously would have been approximately US$2,572,775 and US$3,167,000 for the years ended October 31, 2008 and 2007 respectively.

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

17. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to the mandatory requirement from the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for the employees during the term of employment. For the year ended October 31, 2008, the level of contribution to these funds was determined at 22% of the average employee salary determined by the Social Welfare Bureau. The Company incurred in the amount of $212,047 as of October 31, 2008 in other payables.

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

20. RESTATEMENTS

After reviewing the detailed data in the issued audited consolidated financial statement and certain accounting principles, Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended October 31, 2008, contained the errors related to recalculation of sales rebate. Consequently, management restated its annual consolidated financial statements as of October 31, 2008 and for the year then ended. . These restatements, as detailed below, were made in accordance with the provisions of SFAS 154 for correction of errors. No prior period financial statements have been restated because 2008 is the first year impacted by the restatements. There was no tax effect as a result of the restatements.

The restatement included the adjustments of total assets, total stockholders’ equity, sales, net income and accounts receivable etc. and other relevant adjustments, which is recalculation of sales rebate only and no other influence adversely. The adjustments to the consolidated balance sheet, consolidated statement of incomes, and consolidated statement of cash flows are summarized as follows:

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008

	Initial Filing	Restatement		Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,747,693	$		$9,747,693
Accounts receivable, net	22,588,580		(1,744,101)	20,844,479
Inventories	2,625,385			2,625,385
Prepayments	33,695			33,695
Other receivables, net	133,642			133,642
TOTAL CURRENT ASSETS	35,128,995		(1,744,101)	33,384,894

PROPERTY, PLANT AND EQUIPMENT, NET	2,620,949			2,620,949

TOTAL ASSETS	$37,749,944		$(1,744,101)	$36,005,843

CURRENT LIABILITIES

Accounts payables	$193,934	$		$193,934
Other payables	1,767,153			1,767,153

TOTAL LIABILITIES	1,961,087			1,961,087

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares: nil
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 (35,096,680 in 2007) at par value of 0.001	35,097			35,097
Additional paid-in capital	6,595,400			6,595,400
Reserves	3,036,617		(168,943)	2,867,674
Retained earnings	22,765,757		(1,520,486)	21,245,271
Accumulated other comprehensive income	3,355,986		(54,672)	3,301,314
TOTAL STOCKHOLDERS' EQUITY	35,788,857		(1,744,101)	34,044,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,749,944		$(1,744,101)	$36,005,843

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED OCTOBER 31, 2008

	Initial Filing	Restatement	Restated

SALES	$36,163,919	$(1,689,429)	$34,474,490

COST OF SALES	(15,980,638)		(15,980,638)

GROSS PROFIT	20,183,281	(1,689,429)	18,493,852

SELLING AND DISTRIBUTION EXPENSES	(163,355)		(163,355)

ADVERTISING EXPENSE	(3,155,063)		(3,155,063)

GENERAL AND ADMINISTRATIVE EXPENSES	(2,620,656)		(2,620,656)

RESEARCH AND DEVELOPMENT	(2,124,511)		(2,124,511)

(PROVISION FOR DOUBTFUL ACCOUNTS)/RECOVERY	(243,282)		(243,282)

DEPRECIATION AND AMORTIZATION	(13,578)		(13,578)

INCOME FROM OPERATIONS	11,862,836	(1,689,429)	10,173,407

OTHER INCOME	117,692		117,692

INCOME BEFORE INCOME TAXES	11,980,528	(1,689,429)	10,291,099

INCOME TAXES	—		—

NET INCOME	$11,980,528	$(1,689,429)	$10,291,099

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	2,446,528	(54,672)	2,391,856

COMPREHENSIVE INCOME	$14,427,056	$(1,744,101)	$12,682,955

BASIC EARNINGS PER SHARE	$0.34		$0.29

DILUTED EARNING PER SHARE	$0.34		$0.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC	35,096,681		35,096,681

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	35,096,681		35,096,681

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2008

	Initial Filing	Restatement	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,980,528	$(1,689,429)	$10,291,099
Adjustments to reconcile net income to net cash from operating activities :
Depreciation and amortization	339,257		339,257
Provision for bad debts/(Recovery)	243,282		243,282
Fair value of warrants issued/(cancelled) for services	31,699		(31,699)
Fair value of shares issued for services			—
Changes in operating assets and liabilities:
Accounts receivable	(13,120,769)	(1,689,429)	(11,431,340)
Inventories	(1,513,512)		(1,513,512)
Amount due from related parties	271,198		271,198
Other receivables	112,338		112,338
Prepayments	(22,109)		(22,109)
Accounts payable and accruals	22,642		22,642
Other Payables	490,903		490,903
NET CASH - OPERATING ACTIVITIES	(1,227,941)		(1,227,941)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(110,760)		(110,760)
NET CASH - INVESTING ACTIVITIES	(110,760)		(110,760)

CASH FLOWS FROM FINANCING ACTIVITIES:	—		—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,338,701)		(1,338,701)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	932,791		932,791

Cash and cash equivalents, beginning of period	10,153,603		10,153,603

Cash and cash equivalents, end of period	$9,747,693		$9,747,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	—		—

Income taxes paid	—		—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common shares for financing services			—

Warrants granted to a director for services			—

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

				Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	Shaoming Li (2)(3)	17,850,000	(4)	47.93	%(4)
Common Stock	Jiang He (2)	0		0%
Common Stock	Zuoliang Wang (2)	0		0%
Common Stock	Dianjun Pi - Total Prosperity Company Ltd.(5)	3,159,450		8.48%
Common Stock	Tuya Wulan - New BVI Co.(6)	2,975,000		7.99%
Common Stock	Yun Man Cheung.- China Wealth Source Co.(7)	4,278,000		11.49%

Common Stock	All Directors and Officers As a Group (3 persons)	17,850,000	(4)	47.93	%(4)

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

PART IV

ITEM 15 - EXHIBITS

Exhibit Index

3.1 (1)	Restated Articles of Incorporation, as filed with the Nevada Secretary of State on April 21, 2003.

3.2 (5)	Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on July 28, 2006.

3.3 (1)	Second Restated Bylaws

10.1 (2)	Common Stock Purchase Agreement dated September 19, 2005.

10.2 (2)	Securities Purchase Agreement dated September 16, 2005.

10.3 (3)	Reorganization, Stock and Asset Purchase Agreement dated September 30, 2005.

10.4 (3)	Stock Purchase Agreement dated September 30, 2005.

10.5 (4)	Securities Purchase Agreement dated September 16, 2005.

10.6 (6)	Loan Agreement with Heilongjiang Yuejintiande Building and Installation Project Co., Ltd.

10.7 (7)	Director Appointment Letter Agreement with Mr. Andy Wu dated February 15, 2007

10.8 (7)	Director Appointment Letter Agreement with Mr. Magnus Moliteus dated April 16, 2007

21.1 (6)	Subsidiaries of the Registrant

23.1	Consent of Schwartz Levitsky Feldman Llp dated December 7, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated April 21, 2003, filed with the Commission on April 22, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2005.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 3, 2005.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 14, 2005.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission February 13, 2007.

(6)	Incorporated by reference from our First Amended Transition Report on Form 10-K/A filed with the Commission on February 22, 2007.
(7)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on May 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: December 8, 2009		/s/ Shaoming Li
	By:	Shaoming Li
Chairman, President and
Chief Executive Officer

Dated: December 8, 2009		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 8, 2009		/s/ Shaoming Li
	By:	Shaoming Li, Director