Form 10-Q
period 2009-01-31
RENHUANG PHARMACEUTICALS INC
filed 2010-01-07
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 10, 2008, there were 35,096,680 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1           Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2009	October 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,876,693	$9,747,693
Accounts receivable, net	25,645,306	20,844,478
Inventories	2,525,065	2,625,385
Prepayments and other receivables, net	295,756	167,338
Due from related party	343,573
TOTAL CURRENT ASSETS	39,686,393	33,384,894

PROPERTY, PLANT AND EQUIPMENT, NET	2,540,993	2,620,949

TOTAL ASSETS	$42,227,386	$36,005,843

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 31, 2009	October 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$280,097	$193,934
Other payables	1,700,909	1,607,489
Due to related party	—	159,664

TOTAL LIABILITIES	1,981,006	1,961,087

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares: nil and at par value of nil
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 at par value of $0.001	35,097	35,097
Additional paid-in capital	6,595,400	6,595,400
Reserves	2,867,674	2,867,674
Retained earnings	27,511,998	21,245,271
Accumulated other comprehensive income	3,236,211	3,301,314
TOTAL STOCKHOLDERS' EQUITY	40,246,380	34,044,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,227,386	$36,005,843

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,
	2009	2008
SALES	$13,769,997	$10,458,856

COST OF SALES	(6,480,493)	(4,797,732)

GROSS PROFIT	7,289,504	5,661,124

SELLING AND DISTRIBUTION EXPENSES	(5,406)	(69,344)

ADVERTISING EXPENSE	(292,684)	(681,431)

GENERAL AND ADMINISTRATIVE EXPENSES	(618,374)	(775,070)

RESEARCH AND DEVELOPMENT	(111,778)	(341,894)

(PROVISION FOR DOUBTFUL ACCOUNTS)/RECOVERY	—	41,432

DEPRECIATION	(3,659)	(3,126)

INCOME FROM OPERATIONS	6,257,603	3,831,691

OTHER INCOME	9,128	13,973

INCOME BEFORE INCOME TAXES	6,266,731	3,845,664

INCOME TAXES	—	—

NET INCOME	$6,266,731	$3,845,664

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(65,103)	967,392

COMPREHENSIVE INCOME	$6,201,628	$4,813,056

BASIC AND DILUTED EARNINGS PER SHARE	$0.18	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC – AND DILUTED	35,096,680	35,096,680

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,266,731	$3,845,664
Adjustments to reconcile net income to net cash from operating activities :
Depreciation	88,464	80,240
Provision for doubtful account	—	(41,432)
Changes in operating assets and liabilities:
Accounts receivable	(4,896,584)	(4,434,966)
Inventories	95,701	(911,844)
Prepayments and other receivables	(128,805)	(203,934)
Accounts payable and accruals, net	86,569	173,496
Other payables	96,355	52,393
Due to related parties	(448,118)	(8,992)
NET CASH - OPERATING ACTIVITIES	1,160,313	(1,449,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(13,133)	(71,514)
NET CASH - INVESTING ACTIVITIES	(13,133)	(71,514)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended January 31,
	2009	2008
	(Unaudited)	(Unaudited)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,147,180	$(1,520,889)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(18,181)	386,588

Cash and cash equivalents, beginning of period	9,747,694	10,153,603

Cash and cash equivalents, end of period	$10,876,693	$9,019,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  REORGANIZATION TRANSACTIONS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES
Renhuang Pharmaceuticals, Inc., (“Renhuang”) or the (“Company”) was incorporated in the State of Nevada on August 18, 1988 and shares of the Company's Common Stock are trading on the pink sheet under the symbol RHGP.  The Company owns 100% of Harbin Renhuang Pharmaceutical Company Limited (the “BVI”), a holding company.  Substantially all of the Company’s operations are conducted through BVI’s wholly-owned subsidiary Harbin Renhuang Pharmaceuticals Co., Ltd (“Renhuang China” or the “Subsidiary”) which was incorporated in Harbin City in the People’s Republic of China (the “PRC” or “China”) in 1996. The subsidiary is principally engaged in production and sales of nutraceutical and bio-pharmaceutical products including tablets, drinks and health food; the Subsidiary’s sales network covers various provinces, cities, and counties throughout China.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refers to Renhuang Pharmaceuticals, Inc. on a consolidated basis, including Renhuang China and the BVI.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are stated in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America and include the financial statements of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of January 31, 2009 and for the three months ended January 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results for the full fiscal year ending October 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended October 31, 2008 as reported in Form 10-K.

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE, NET

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company issues invoices at  month-end for the deliveries made during that monthly period. . An account is considered past due after 180 days from the invoice date as at January 31,2009 and October 31, 2008. The Company extended its standard credit terms to 180 days during 2008 in order to increase its market share. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance on the doubtful accounts was $442,122 as at January 31, 2009 ($442,912 at October 31, 2008). The Company does not accept returns or offer any post-sales marketing supporting to customers.

C. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Production cost is allocated at FIFO and overhead cost is calculated on the weighted average basis.  The cost includes all costs to acquire, transport and process inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a periodic basis and records a provision for loss, if necessary, to reduce inventories to their net realizable value. There were $64,033 and $64,147 inventory reserve provisions recorded at January 31, 2009 and October 31, 2008, respectively.

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

The Company records depreciation of its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets based on their costs. The useful lives for property, plant and equipment are estimated as follows:

Machinary and equipment	10 years
Office equipment	5 to 10 years
Motor vehicles	5 to 10 years

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, and other payables approximate their fair values as of January 31, 2009 because of the relative short-term maturity of these instruments.

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

H.  IMPAIRMENT OF LONG-TERM ASSETS

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company’s strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.  As of January 31, 2009, management expects its long-lived assets to be fully recoverable.

I.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in its functional currency, the Renminbi, (which is the PRC's currency).

In translating the financial statements of the Company from its functional currency into United States dollars (“USD”), its reporting currency, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the transaction, if any, are included in accumulated other comprehensive income in stockholders’ equity.

Foreign currency transaction gains and losses, if any, are included in the determination of net income for the period.

The Renmimbi (“RMB”) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or can be, converted into USD at the rates used in translation. The exchange rate between the RMB and the USD on January 31, 2009 and the average rate from October 31, 2008 to January 31, 2009 are:

Exchange rate	Oct 31,2008	Jan 31, 2009
Balance Sheets- period end RMB : USD exchange rate	6.8258:1	6.8380:1
Operating Statement: Period average RMB : USD exchange rate	7.0467:1	6.8333:1

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

The Company provides rebates to its sales agents (who act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. On average, the rebate rate was 19% and 17% of gross revenue in the three months ended January 31, 2009 and 2008, respectively.

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

M. RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.  R&D for the three months ended January 31, 2009 and 2008 are $111,778 and $341,894, respectively.

N. ADVERTISING

Advertising costs consist primarily of promoting the Company and the Company’s products through television and print advertisements in trade publications. Advertising costs are expensed as incurred. They are separately disclosed in the consolidated statements of income and comprehensive income.

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

P.  CLASSIFICATION OF OPERATING COSTS AND EXPENSES

The Company records its operating costs and expenses using the following general classifications:

Cost of Goods Sold
Cost of goods sold consists primarily of raw materials, direct labor and manufacturing overhead. Manufacturing overhead includes an allocation of purchasing and receiving costs, inspection fees, warehousing utilities, supplies, factory and equipment repairs and maintenance, safety equipment and supplies, packing materials, loading fees, and depreciation.

Selling Expenses
Selling expenses consist primarily of travel and entertainment, maintenance, payroll (including taxes and benefits) for sales staff, telephone, utilities, insurance, sales commissions and export fees.

General and Administrative Expenses
General and administrative expenses consist primarily of general office expenses, travel and entertainment, transportation, administrative payroll, payroll taxes and benefits, maintenance, telephone, utilities, printing, professional fees, continuing education, licenses and fees.

Q.  EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and other common stock equivalents if the additional common shares are dilutive.  There were nil and 25,000 potentially dilutive securities outstanding during the three month periods ended January 31, 2009 and 2008, respectively.

R.  COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the three months ended January 31, 2009, the only component of other comprehensive income is foreign translation loss of $65,103 (gain $967,392 in the three months ended January 31, 2008), which is included within the accumulated other comprehensive income in the balance sheet.

S.  RECENT PRONOUNCEMENTS

The Company adopted SFAS No. 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) SFAS 157-2 (“ FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No.157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No.157 did not have a material effect on our financial statements. The Company does not expect the adoption of SFAS No.157 will have a material effect on our financial statements beginning in year 2009 as it relates to the items subject to the one-year deferral allowed by FSP SFAS 157-2.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No.159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date, measured at their fair values as of that date. Transaction costs and restructuring costs are accounted for separately from the business combination. This Statement also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 on a prospective basis.

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

 In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS 133” ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of January 31, 2009 and October 31, 2008 consist of the following:

	January 31, 2009	October 31, 2008

Cash on hand	$7,708	$20,880
Cash in banks	10,868,985	9,726,813
	$10,876,693	$9,747,693

The Company maintains a bank account in the PRC which is not protected by FDIC insurance or other insurance. As of January 31, 2009, the Company had $10,868,985 in uninsured deposits with Chinese banks. Historically, the Company has not experienced any losses in such accounts.

5.  ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as of January 31, 2009 and October 31, 2008 are summarized as follows:
	January 31, 2009	October 31, 2008
Accounts receivable	$26,087,428	$21,287,390
Less: Allowance for doubtful accounts	(442,122)	(442,912)
Accounts receivable, net	$25,645,306	$20,844,478

As of January 31, 2009, there are three customers who accounted for $3,017,006, $2,826,329 and $2,546,415 of accounts receivable, which are approximately 12%, 11% and 10% of the total balance, respectively.

These same three major customers also have sales amounts over 10% of the total sales for the three months ended January 31, 2009 and 2008 as follows:

	2009		2008
Customer A:	$1,454,267	11%	$1,220,295	12%
Customer B	$1,325,374	10%	$1,208,579	12%
Customer C:	$1,384,263	10%	–	–

6. PREPAYMENT AND OTHER RECEIVABLES, NET

Prepayments and other receivables as of January 31, 2009 and October 31, 2008 consist of the following:

	January 31, 2009	October 31, 2008

Prepayment and other receivables	$654,996	$527,220
Less: allowance for doubtful accounts	(359,240)	(359,882)
	$295,756	$167,338

As of January 31, 2009, the balance in prepayment and other receivables mainly includes advances to employees and prepayment for purchase materials of $128,206 and $148,187, respectively.  As of October 31, 2008, the Company had advances to employees of approximately $114,000.

7.  INVENTORIES

The Company's inventories as of January 31, 2009 and October 31, 2008 are summarized as follows:
	January 31, 2009	October 31, 2008

Raw materials	$1,710,222	$1,533,472
Finished goods	284,527	249,103
Work in progress	594,349	906,957
Less: Valuation allowance	(64,033)	(64,147)
	$2,525,065	$2,625,385

8. PROPERTY, PLANT AND EQUIPMENT, NET
	January 31, 2009	October 31, 2008
Cost:-
Machinery and equipment	$3,357,254	$3,350,762
Office equipment and furnishings	50,951	53,015
Motor vehicles	52,920	50,388
	3,461,125	3,454,165

Less: Accumulated depreciation	(920,132)	(833,216)

Net book value	$2,540,993	$2,620,949

For the three months ended January 31, 2009, depreciation expenses relating to property, plant and equipments were $88,464, consisting of $84,805 recorded as cost of sales and $3,659 in general and administrative expenses. These expenses were $80,240 for the three months ended January 31, 2008, consisting of $77,114 recorded as cost of sales and $3,126 in general and administrative expenses.

On March 3, 2007, the Company entered into an agreement to purchase certain assets and/or the rights to use those assets from ZhangFa ShiYe Qingyang (“QingYang”) for approximately $467,000.  The Company paid a deposit of approximately $302,000 to QingYang and agreed to assume a bank loan of approximately $165,000 to secure the rights.  The assumed loan amount is included in other liabilities as of January 31, 2009 and October 31, 2008.  The assets acquired, which are comprised of property, equipment and inventory (the Collateral”), are pledged against the bank loan.   Although QingYang transferred operational control of the Collateral to the Company, the Company was unable to obtain consent from the bank and local governmental authorities to transfer legal title of the Collateral to Renhuang; as a result, the Collateral is not recorded as an asset of Renhuang though the deposit was initially recorded in the amount of $467,000.

After paying the deposit, the Company began negotiating with the bank and local authorities to settle all outstanding issues and secure full ownership of the assets.  The Company was unable to finalize those negotiations prior to October 31, 2007 and Management decided to record an impairment reserve against the entire deposit amount at that date as the Company did not have legal title to the Collateral and was unable to determine when or if it would gain title.  That $467,000 impairment was recorded as a component of general and administrative expenses during the fiscal year ended October 31, 2007. Though the QingYang facility (which constitutes the majority of the Collateral) has not operated subsequent to the agreement it remains under the control of Renhuang.  Management anticipates obtaining title to the Collateral during 2009 upon the conclusion of negotiations with the bank and local government authorities.

9.  ACCOUNTS PAYABLE

Accounts payable of $280,097 and $193,934 as of January 31, 2009 and October 31, 2008, respectively, consists of balances payable to supplies.

The suppliers from whom the purchased amount is over 10% of the total purchase for the three months ended January 31, 2009 and 2008 are listed as:

	2009		2008
Supplier A:	$1,254,870	25%	$1,082,404	22%
Supplier B:	$598,879	12%	$543,633	11%

10.  OTHER PAYABLES

The balance as of January 31, 2009, mainly includes taxes payable of $675,822 and social insurance payable of $745,122.

As of October 31, 2008, the balance includes taxes payable of $693,607 and social insurance payable of $645,110.

11.  RESERVES

The reserve funds as of January 31, 2009 and October 31, 2008 comprise the following:

	January 31, 2009	October 31, 2008
Statutory surplus reserve fund	$2,585,297	$2,585,297
Public welfare fund	282,377	282,377
	$2,867,674	$2,867,674

Pursuant to the relevant laws and regulations of the PRC, the Company is required to annually transfer 10% of its after tax profit as reported on financial statements prepared under the accounting principles of the PRC to a statutory surplus reserve fund until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any losses incurred or to increase the share capital.  Except for reducing losses incurred, any other application may not result in this reserve balance falling below 25% of the registered capital.

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

The Company reserves the statutory surplus at year end. As of January 31, 2009, the estimated statutory surplus for the three months then ended was approximately $626,673.

12. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the year of 2008 and 2009, the Company was granted a tax holiday and is entitled to full exemption from corporation income taxes through December 2009.

Had the Company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 and 33% previously would have been approximately $1.6 million and $1.2 million for the three months ended January 31, 2009 and 2008, respectively.

13. COMMON STOCK

During the three months ended January 31, 2009, no common stock was issued.

14. RELATED PARTY TRANSACTIONS

The Company rents property from Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”), a Company owned by the Company’s major shareholder.  The lease term is from May 1, 2008 to May 1, 2009, with a monthly rental payment of approximately $51,200. The Company has due from related party of approximately $696,000 including the construction fees paid on behalf of Old Renhuang of approximately $248,000 and trade receivable of approximately $448,000. As of January 31, 2009, the Company also has due to relate party of approximately $408,000, which was the professional fee paid by Old Renhuang in 2007 for the reverse merger. The Company offset the due from and due to related party, therefore, the net balance was due from related party of approximately $288,000 at January 31, 2009.

As of January 31, 2009, the net sales to Heilongjiang Renhuang Pharmaceutical Limited, an Old Renhuang owned subsidiary, was approximately $375,000.

15.  COMMITMENTS AND CONTINGENCIES

A.  CAPITAL AND LEASE COMMITMENTS

The Company entered into a lease for office space from May 1, 2007 to April 30, 2010, with average monthly rental payment $10,481. The Company also rents factory space from a related party (See Note 14) with a monthly payment of approximately $51,200.
The minimum future payments for the rental leases as followings:

	January 31, 2009
	Office space	Factory
2010	$125,768	$153,554
2011	31,442	–
Thereafter	–	–
Total	$157,210	$153,554

B.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending to the knowledge of the executive officers of the Company.

16. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to regulations promulgated by the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for employees during the term of their employment. For the three months ended January 31, 2009, the level of contribution to these funds was set at 22% of the average employee salary determined by the Social Welfare Bureau. The Company included the payable amount of $101,232 as of January 31, 2009 in other payables.

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

18. SUBSEQUENT EVENT

On May 15, 2009, an agreement was reached between Renhuang and Allied Merit International Investments, Inc. and Griffin Ventures Ltd. (the “Investors”). The Investors will provide Renhuang with $1.5 million by July 31, 2009, in exchange for an aggregate of 2,142,856 shares of the Company’s Common Stock and 1,071,428 Warrants with an exercise price of $0.875. The Company issued the 2,142,856 shares on May 20, 2009 and received the $1.5 million on August 7, 2009.

The Company extended the lease with Old Renhuang on May 1, 2009. No modification was made on the minimum payment table in Note 16 regarding the renewed lease.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion of the financial condition and results of the operation of Renhuang Pharmaceuticals, Inc. include forward-looking statements involving risk and uncertainties and should be read in conjunction with the financial statements and notes included in this Quarterly Report on Form 10-Q.  Actual results may differ from the forward-looking statements due to a variety of factors.

Results of operations

For the three months ended January 31, 2009 as compared to January 31, 2008

Revenues, Expenses and Net Income

	For the Three Months Ended January 31,
	2009	2008

Revenue	$13,769,997	$10,458,856
Cost of Sales	(6,480,493)	(4,797,732)
Selling and Distribution Expenses	(5,406)	(69,344)
Advertising Expenses	(292,684)	(681,431)
General and Administrative Expenses	(618,374)	(775,070)
Research and Development	(111,778)	(341,894
Provision for Doubtful Account	—	41,432
Depreciation and Amortization	(3,659)	(3,126)
Other Income (expense)	9,128	13,973
Net Income	$6,266,731	$3,845,664

Revenues
Our revenues for the three months ended January 31, 2009 were $13,769,997, which was $3,311,141, or 32%, higher than $10,458,856 for the three months ended January 31, 2008.  The increase was primarily due to our marketing expansion. During the three months ended January 31, 2009, we increased production of our higher profit margin products in line with our overall strategy and decreased production of our lower profit margin products. Our revenues for the three months ended January 31, 2009 consisted primarily of sales of the following products: Acanthopanax (Siberian Ginseng) products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales
Our cost of sales for the three months ended January 31, 2009 was $6,480,493, which was $1,682,761, or 35%, higher than $4,797,732 for the quarter ended January 31, 2008. The increase in our cost of sales was primarily due to the increase of revenue. The costs for the three months ended January 31, 2009 consisted primarily of raw material, labor and production costs.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses related to the sales of our products and the costs in distributing those products. For the three months ended January 31, 2009, the expenses were $5,406, which was $63,938 or 92% lower than $69,344 for the same period in 2008. This decrease was due to the reduction of traveling expenses of approximately $43,000 with more efficient cost management. The sales rebates of $3,165,828 and $2,576,838 for the three months ended January 31, 2009 and 2008, respectively, were directly deducted from revenue.

Advertising Expenses
For the three months ended January 31, 2009, we had advertising expenses of $292,684. These advertising expenses were primarily related to the advertising of Siberian Ginseng products. The advertising expenses were $681,431 for the same period in 2008. This decrease was due to a less aggressive advertising strategy.

General and Administrative Expenses
Our general and administrative expenses were $618,374 for the three months ended January 31, 2009, which were primarily composed of $137,110 for payroll, $220,757 for rental expenses, $95,635 for professional fees, $16,041 for entertainment expenses, and $11,625 for travelling expenses. The expenses were lower than the $775,070 for the three months ended January 31, 2008, which were primarily composed of $49,161 for traveling expenses, $140,729 for payroll, and $30,479 for office expenses.

Research and Development
       For the three months ended January 31, 2009, we spent $111,778 on research and development as compared to $341,894 for the same period in 2008. In the period ended January 31, 2008, we engaged in more Siberian Ginseng related R&D projects than for the period ended January 31, 2009.

Depreciation
We had depreciation expenses of $3,659 for the three months ended January 31, 2009, which were related to property, plant and equipment. The expenses were $3,126 for the same period in 2008. The expenses were comparable for the two periods.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of January 31, 2009 are as follows:

January 31, 2009

Cash and Cash Equivalents	$10,876,693
Total Current Assets	$39,686,393
Total Assets	$42,227,386
Total Current Liabilities	$1,981,006
Total Liabilities	$1,981,006
Working Capital	$37,705,387

Sources and Uses of Cash

Operations
Net cash generated from operating activities was $1,160,313 for the three months ended January 31, 2009, compared to net cash used for operating activities of $1,449,375 for the three months ended January 31, 2008. Our net cash generated from operating activities for the current quarter was primarily $4,896,584 in net accounts receivables, $128,805 in prepayment and other receivables, $96,355 in other payables, $95,701 in inventories and $86,569 in total accounts payable and accruals. Cash generated from operating activities declined as the Company extended credit terms for some of our key accounts in order to obtain larger market share.

Investments
Net cash used in investing activities was $13,133 for the quarter ended January 31, 2009. Our cash used in investing activities was related to the acquisition of property, plant and equipment.

Financing
There were no financing activities during the quarter ended January 31, 2009.

Debt Instruments, Guarantees, and Related Covenants

The Company does not have any long term debt or significant short term debt, and has not entered into any guarantee arrangements or other related covenants.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.. Our significant accounting policies include:

Property, plant and equipments are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included as components of income in the year of disposition. The Company records depreciation of its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets based on their costs.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period
Obligations	Total	1 Year	2 Years	3Years	4Years
Operating Lease Obligations – Total	310,764	279,322	31,442	-0-	-0-
Operating Lease Obligations - Related Party	153,554	153,554	-0-	-0-	-0-
Operating Lease Obligations - Third Party	157,210	125,768	31,442	-0-	-0-

As noted above, we do lease office space from Old Renhuang, but we rent the space pursuant to a one year lease and therefore, in accordance with GAAP, we have not capitalized this expense.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of January 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Evaluation of Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(f) and 15d-15(f), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of January 31, 2009.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness that has caused management to conclude that, as of January 31, 2009, our internal control over financial reporting was not effective:

•
We were unable to meet our requirements to timely file our Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the three months ended January 31, 2009. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

•	We were unable to properly review the U.S. GAAP adjustment procedures, disclosure reporting processes, and consolidated financial statements preparation processes.

•
We were unable to effectively provide oversight of internal control over financial reporting because there was a lack of a proper reporting channel between the internal audit function and an audit committee.

Remediation of Material Weaknesses

Management recognizes the importance of these material weaknesses and is committed to remediation and may institute a comprehensive remediation plan.  The plan will include, but will not be limited to, hiring finance management, resources and personnel with knowledge and experience in U.S. GAAP, and where necessary, the plan will utilize the services of external consulting professionals in the area of accounting advisory services.  Furthermore, the plan will re-organize the internal audit function and establish communication channels between the internal audit function and an audit committee.

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

Renhuang Pharmaceuticals, Inc.

Dated: January 7, 2010		/s/ Li Shaoming
	By:	Li Shaoming
President and
Chief Executive Officer

Dated: January 7, 2010		/s/ Zuoliang Wang
	By:	Zuoliang Wang
Interim Chief Financial Officer