Form 10-Q
period 2009-04-30
RENHUANG PHARMACEUTICALS INC
filed 2010-01-07
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable only to corporate issuers:

As of May 20, 2009, there were 35,096,680 shares of common stock, par value $0.001, issued and outstanding.

Renhuang Pharmaceuticals, Inc.

TABLE OF CONTENTS

PART I

ITEM 1	FINANCIAL STATEMENTS	3

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.	22

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	30

ITEM 4	CONTROLS AND PROCEDURES	30

PART II

ITEM 1	LEGAL PROCEEDINGS	32

ITEM 1A	RISK FACTORS	32

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	PROCEEDS	33

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 5	OTHER INFORMATION	33

ITEM 6	EXHIBITS	33

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

ITEM 1	Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2009	October 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$13,925,270	$9,747,693
Accounts receivable, net	25,311,108	20,844,478
Inventories	2,055,769	2,625,385
Prepayment and other receivables, net	52,756	167,338
Due from related parties	288,984
TOTAL CURRENT ASSETS	41,633,887	33,384,894

PROPERTY, PLANT AND EQUIPMENT, NET	2,460,049	2,620,949

TOTAL ASSETS	$44,093,936	$36,005,843

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	April 30, 2009	October 31, 2008
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$116,531	$193,934
Due to related party	—	159,664
Other payables	1,553,197	1,607,489

TOTAL LIABILITIES	1,669,728	1,961,087

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock – Authorized preferred shares 1,000,000, issued and outstanding number of shares: nil and at par value of nil
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 (35,096,680 in 2008 at par value of 0.001	35,097	35,097
Additional paid-in capital	6,595,400	6,595,400
Reserves	2,867,674	2,867,674
Retained earnings	29,610,552	21,245,271
Accumulated other comprehensive income	3,315,485	3,301,314
TOTAL STOCKHOLDERS’ EQUITY	42,424,208	34,044,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,093,936	$36,005,843

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
SALES	$8,702,878	$7,516,594	$22,472,875	$17,975,450

COST OF SALES	(4,402,550)	(3,423,785)	(10,883,043)	(8,221,517)

GROSS PROFIT	4,300,328	4,092,809	11,589,832	9,753,933

SELLING AND DISTRIBUTION EXPENSES	(22,288)	(42,087)	(27,694)	(111,431)

ADVERTISING EXPENSE	(1,097,567)	(679,640)	(1,390,251)	(1,361,071)

GENERAL AND ADMINISTRATIVE EXPENSES	(594,019)	(548,964)	(1,212,393)	(1,324,034)

RESEARCH AND DEVELOPMENT	(494,202)	(329,121)	(605,980)	(671,015)

PROVISION FOR DOUBTFUL ACCOUNTS	—	733	—	(42,165)

DEPRECIATION	(3,721)	(3,405)	(7,380)	(6,531)

INCOME FROM OPERATIONS	2,088,531	2,490,325	8,346,134	6,322,016

OTHER INCOME	10,022	20,680	19,150	34,653

INCOME BEFORE INCOME TAXES	2,098,553	2,511,005	8,365,284	6,356,669

INCOME TAXES	—	—	—	—

NET INCOME	$2,098,553	$2,511,005	$8,365,284	$6,356,669

COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	79,271	699,649	14,168	1,667,041

TOTAL COMPREHENSIVE INCOME	$2,177,824	3,210,654	$8,379,452	8,023,710

BASIC AND DILUTED EARNINGS PER SHARE	$0.06	$0.07	$0.24	$0.18

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,096,680	35,096,680	35,096,680	35,096,680

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,365,284	$6,356,669
Adjustments to reconcile net income to net cash from operating activities :
Depreciation	177,224	164,488
Provision for bad debts/(recovery)	—	(42,165)
Changes in operating assets and liabilities:
Accounts receivable	(4,458,764)	(2,769,896)
Inventories	569,231	(841,971)
Due from related parties	(448,118)	—
Prepayment and other receivables, net	114,462	(283,792)
Accounts payable and accruals	(77,331)	113,095
Due to related party	—	(9,151)
Other Payables	(54,414)	(133,141)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,187,574	2,554,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(16,212)	(80,073)
NET CASH USED IN INVESTING ACTIVITIES	(16,212)	$(80,073)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
 (Unaudited)

	Six Months Ended April 30,
	2009	2008
NET CHANGE IN CASH AND CASH EQUIVALENTS	$4,171,362	$2,474,063

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,215	773,693

Cash and cash equivalents, beginning of period	9,747,693	10,153,603

Cash and cash equivalents, end of period	$13,925,270	$13,401,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refers to Renhuang Pharmaceuticals, Inc. on a consolidated basis, including Renhuang China and the subsidiaries.

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

The accompanying unaudited consolidated financial statements as of April 30, 2009 and for the three and six months ended April 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and six months ended April 30, 2009 are not necessarily indicative of the results for the full fiscal year ending October 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended October 31, 2008 as reported in Form 10-K

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE, NET

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company issues invoices at month-end for the deliveries made during that monthly period. An account is considered past due after 180 days from the invoice date. The Company extended its standard credit terms to 180 days during 2008 in order to increase its market share. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance on the doubtful accounts was $442,964 as of April 30, 2009 ($442,912 on October 31, 2008). The Company does not accept returns or offer any post-sales marketing supporting to customers.

C. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Production cost is allocated at FIFO and overhead cost is calculated on the weighted average basis.  The cost includes all costs to acquire, transport and process inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a periodic basis and records a provision for loss, if necessary, to reduce inventories to their net realizable value. There were $64,155 and $64,147 of inventory reserve provisions recorded as of April 30, 2009 and October 31, 2008, respectively.

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

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, and other payables approximate their fair values as of April 30, 2009 because of the relative short-term maturity of these instruments.

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

H.  IMPAIRMENT OF LONG-TERM ASSETS

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company’s strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.  As of April 30, 2009, management expects its long-lived assets to be fully recoverable.

I.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in its functional currency, the Renminbi, which is the PRC's currency.

In translating the financial statements of the Company from its functional currency into United States dollars (“USD”), its Reporting Currency balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the transaction, if any, are included in accumulated other comprehensive income in stockholders’ equity.

Foreign currency transaction gains and losses, if any, are included in the determination of net income for the period.

The Renmimbi (“RMB”) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or can be, converted into USD at the rates used in translation. The exchange rate between the RMB and the USD on April 30, 2009 and the average rate from October 31, 2008 to April 30, 2009 were:

Exchange rate	Oct 31,2008	Apr 30, 2009
Balance Sheets- period end RMB : USD exchange rate	6.8258:1	6.8250:1
Operating Statement: Period average RMB : USD exchange rate	7.0467:1	6.8333:1

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

The Company provides rebates to its sales agents (who act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. On average, the rebate rate was 16% and 17% of gross revenue for the six months ended April 2009 and 2008, respectively.

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

M. RESEARCH AND DEVELOPMENT
Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.  R&D costs for the six months ended April 30, 2009 and 2008 were $605,980 and $671,015, respectively.

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

Q.  EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and other common stock equivalents if the additional common shares are dilutive.  There were nil and 25,000 potentially dilutive securities outstanding during the six months ended April 30, 2009 and 2008, respectively.

R. COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the six months ended April 30, 2009, the only component of other comprehensive income is foreign translation gain of $14,168 ($1,667,041 in the six months ended April 30, 2008), which has been recorded as a component of accumulated other comprehensive income in the balance sheet.

S.  RECENT PRONOUNCEMENTS

The Company adopted SFAS No. 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) SFAS 157-2 (“ FSP SFAS 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on our financial statements. The Company does not expect the adoption of SFAS No. 157 will have a material effect on our financial statements beginning in year 2009 as it relates to the items subject to the one-year deferral allowed by FSP SFAS 157-2.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS No.159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS No. 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

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

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on a company’s use of derivative instruments, its applicable accounting policies related to derivatives and the effect of those derivatives on a company’s financial position, results of operations and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Adoption of SFAS 161 will have no impact on the Company’s financial position, results of operations or cash flows.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of April 30, 2009 and October 31, 2008 consisted of the following:

	April 30, 2009	October 31, 2008

Cash on hand	$21,679	$20,880
Cash in banks	13,903,591	9,726,813
	$13,925,270	$9,747,693

The Company maintains a bank account in the PRC which is not protected by FDIC insurance or other insurance. As of April 30, 2009, the Company had $13,903,591 in uninsured deposits with Chinese banks. Historically, the Company has not experienced any losses in such accounts.

5.  ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as of April 30, 2009 and October 31, 2008 were summarized as follows:

	April 30, 2009	October 31, 2008
Accounts receivable	$25,754,072	$21,287,390
Less: Allowance for doubtful accounts	(442,964)	(442,912)
Accounts receivable, net	$25,311,108	$20,844,478

As at April 30, 2009, there were three major customers who accounted for $2,839,433, $2,815,249 and $2,525,808 of accounts receivable, which were approximately 11%, 11% and 10% of the total balance, respectively.

These same three major customers also have the sales which amount to over 10% of the total sales for the six months ended April 30, 2009 and 2008 were listed as follows:

	2009		2008
Customer A:	$2,317,803	10%	$2,013,327	11%
Customer B:	$2,348,082	10%	$2,014,230	11%
Customer C:	$2,243,611	10%	$—	—

6. PREPAYMENT AND OTHER RECEIVABLES, NET

Prepayment and other receivables as of April 30, 2009 and October 31, 2008 consisted of the following:

	April 30, 2009	October 31, 2008

Prepayment and other receivables	$412,681	$527,220
Less: allowance for doubtful accounts	(359,925)	(359,882)
	$52,756	$167,338
As of April 30, 2009, the balance in prepayments and other receivables mainly includes advances to employees of approximately $ 41,400. As of October 31, 2008, the Company had advances to employees of approximately $114,000.

7.  INVENTORIES

The Company's inventories as of April 30, 2009 and October 31, 2008 were summarized as follows:

	April 30, 2009	October 31, 2008

Raw materials	$827,933	$1,533,472
Finished goods	344,415	249,103
Work-in-Progress	947,576	906,957
Less: Valuation allowance	(64,155)	(64,147)
	$2,055,769	$2,625,385

8. PROPERTY, PLANT AND EQUIPMENT, NET

	April 30, 2009	October 31, 2008

Cost:-
Machinery and equipment	$3,364,118	$3,350,762
Office equipment and furnishings	53,663	53,015
Motor vehicles	53,021	50,388
	3,470,802	3,454,165

Less: Accumulated depreciation:-	(1,010,753)	(833,216)

Net book value	$2,460,049	$2,620,949

For the six months ended April 30, 2009, depreciation expense relating to property, plant and equipment was $177,224 consisting of $169,844 recorded as cost of sales and $7,380 in general and administrative expenses. These expenses were $164,488 for the six months ended April 30, 2008, consisting of $157,957 recorded as cost of sales and $6,531 in general and administrative expense.

On March 3, 2007, the Company entered into an agreement to purchase certain assets and /or the rights to use those assets from ZhangFa ShiYe Qingyang (“QingYang”) for approximately $467,000.  The Company paid a deposit of approximately $302,000 to QingYang and agreed to assume a bank loan of approximately $165,000 to secure these assets.  The assumed loan amount is included in other liabilities as of April 30, 2009 and October 31, 2008.  The assets acquired, which are comprised of property, equipment and inventory(the “Collateral”), are pledged against the bank loan.   Although QingYang transferred operational control of the Collateral to the Company, the Company was unable to obtain consent from the bank and local governmental authorities to transfer legal title of the Collateral to Renhuang; as a result, the Collateral is not recorded as an asset of Renhuang, hence the deposit was initially recorded in the amount of $467,000.

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

9.  ACCOUNTS PAYABLES

Accounts payables were $116,531 and $193,934 as of April 30, 2009 and October 31, 2008, respectively, and consisted of balances payable to suppliers.

The suppliers from whom the purchased amount is over 10% of the total purchase for the six months ended April 30, 2009 and 2008 were as follows:

	2009		2008
Supplier A:	$1,957,210	25%	$1,684,825	24%
Supplier B:	$943,471	12%	$846,342	12%
Supplier C:	$—	—	$723,631	10%

10.  OTHER PAYABLES

The balance as of April 30, 2009, mainly includes VAT and other taxes payable of $422,380, and social insurance payable of $841,112.

As of October 31, 2008, the balance includes VAT and other taxes payable of $693,607 and social insurance payable of $643,576.

11.  RESERVES

The reserve funds as of April 30, 2009 and October 31, 2008 were comprised of the following:
	April 30, 2009	October 31, 2008
Statutory surplus reserve fund	$2,585,297	$2,585,297
Public welfare fund	282,377	282,377
	$2,867,674	$2,867,674

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

The Company reserves the statutory surplus at year ended. As of April 30, 2009, the estimated statutory surplus for the six months then ended was approximately $836,000.

12. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the year of 2008 and 2009, the Company was granted a tax holiday and is entitled to full exemption from corporation income taxes through December 2009.

Had the Company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 would have been approximately $2.1 million and $1.8 millionfor the six months ended April 30, 2009 and 2008, respectively.

13. COMMON STOCK

During the three and six months ended April 30, 2009, no common stock was issued.

14. RELATED PARTY TRANSACTIONS

The Company rents property and plant from Harbin Renhuang Pharmaceutical Stock Co. Limited (“Old Renhuang”), a Company owned by the Company’s major shareholder.  The lease term is from May 1, 2008 to May 1, 2009, with a monthly rental payment of approximately $51,200.The Company has due from related party of approximately $697,000 including the construction fees paid on behalf of Old Renhuang of approximately $248,000 and trade receivable of approximately $449,000. As of April 30, 2009, the Company also has due to relate party of approximately $408,000, which was  the professional fee paid by Old Renhuang in 2007 for the reverse merger. The Company offsets the due from and due to related party, therefore, the net balance was due from related party of approximately $289,000 at April 30, 2009.

As of April 30, 2009, the net sales to Heilongjiang Renhuang Pharmaceutical Limited, an Old Renhuang owned subsidiary, was approximately $375,000.

The Company renews the lease with Old Renhuang annually; therefore, the Company subsequently renewed the lease on May 1, 2009 (See Note 18).

15.  COMMITMENTS AND CONTINGENCIES

A.  CAPITAL AND LEASE COMMITMENTS

The Company entered into a lease for office space from May 1, 2007 to April 30, 2010, with average monthly rental payment $10,488. The Company also rents factory space from a related party (See Note 14) with a monthly payment of approximately $51,200.

The minimum future payments for the rental leases as follows

	April 30, 2009
	Office space	Factory
2010	$126,007	$615,385
Thereafter	$-	$-
Total	$126,007	$615,385

B.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending to the knowledge of the executive officers of the Company.

16. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to regulations promulgated by the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for employees during the term of their employment. For the three months ended April 30, 2009, the level of contribution to these funds was set at 22% of the average employee salary determined by the Social Welfare Bureau. The Company included the payable amount of $195,688 as of April 30, 2009 in other payables.

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

18. SUBSEQUENT EVENT

On May 15, 2009, an agreement was reached between Renhuang and Allied Merit International Investments, Inc. and Griffin Ventures Ltd. (the “Investors”). The Investors agreed to pay Renhuang $1.5 million by July 31, 2009, in exchange for an aggregate of 2,142,856 shares of the Company’s Common Stock and 1,071,428 warrants with an exercise price of $0.875. The Company issued the 2,142,856 shares on May 20, 2009 and received the $1.5 million on August 7, 2009.

The warrants issued to Mr. Moliteus were cancelled during fiscal 2008.

The Company extended the lease with Old Renhuang on May 1, 2009. No modification was made on the minimum payment table in Note 15 regarding the renewed lease.

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion of the financial condition and results of operations of Renhuang Pharmaceuticals, Inc. includes the forward-looking statements involving risk and uncertainties and should be read in conjunction with the financial statements and notes included in this Quarterly Report on Form 10-Q. Actual results may differ from the forward-looking statements due to a variety of factors.

Results of operations

Three months ended April 30, 2009 as compared to Three months ended April 30, 2008

Revenues, Expenses and Net Income

	2009	2008
Revenue	$8,702,878	7,516,594
Cost of Sales	(4,402,550)	(3,423,785)
Selling and Distribution Expenses	(22,288)	(42,087)
Advertising Expenses	(1,097,567)	(679,640)
General and Administrative Expenses	(594,019)	(548,964)
Research and Development	(494,202)	(329,121)
Provision for Doubtful Account	—	733
Depreciation and Amortization	(3,721)	(3,405)
Other Income	10,022	20,680
Net Income	$2,098,553	2,511,005

Revenues

For the three months ended April 30, 2009, our revenue was $8,702,878 and increased by $1,186,284 or 16% as compared to $7,516,594 during the same period in 2008. Our revenue increase was primarily attributable to the increase in advertising in promoting the Acanthopnanax (Siberian Ginseng) products.

Cost of Sales

Our cost of sales for the three months ended April 30, 2009 and 2008 were $4,402,550 and $3,423,785, respectively, which were approximately 51% and 46% of revenue and consisted primarily of raw material, labor and production costs. The increase in the percentage of cost to revenue was due to the increase in the price of raw material and labor costs.

Selling and Distribution Expenses

Our selling and distribution expenses were only $22,288 and $42,087 for the three months ended April 30, 2009 and 2008, respectively. The sales rebates of $2,024,221 and $1,850,181 for the three months ended were directly deducted from revenue. To control cost, we selectively participated in several influential nationwide sales conferences in this period and had won positive marketing effects and results. Therefore, the sales increased but selling and distribution expenses decreased.

Advertising Expenses

For the three months ended April 30, 2009 and 2008, we had advertising expenses of $1,097,567 and $679,640, respectively. These advertising expenses were primarily related to the advertising of Siberian Ginseng products. These significant increases were due to our more aggressive advertising strategy during this period to increase name recognition in South China. The Company is dedicated to build a leading ‘Renhuang brand’ associated with Siberian Ginseng products.

General and Administrative Expenses

Our general and administrative expenses were $594,019 and $548,964 for the three months ended April 30, 2009 and 2008, respectively .Our general and administrative expenses mainly included payroll, leasing expenses, professional fee, entertainment, and traveling expenses. There was no significant change between two corresponding periods.

Research and Development

For the three months ended April 30, 2009 and 2008, we spent $494,202 and $329,121, on research and development, respectively. R&D have been expensed when incurred. The increase is mainly due to  increase of capital expenditure on the winter proofing project for Siberian Ginseng products.

Depreciation

Our depreciation expenses were  $3,721 and $3,405 for the three months ended April 30, 2009 and 2008, respectively.

Six months ended April 30, 2009 as compared to Six months ended April 30, 2008

Revenues, Expenses and Net Income

	2009	2008
Revenue	$22,472,875	17,975,450
Cost of Sales	(10,883,043)	(8,221,517)
Selling and Distribution Expenses	(27,694)	(111,431)
Advertising Expenses	(1,390,251)	(1,361,071)
General and Administrative Expenses	(1,212,393)	(1,324,034)
Research and Development	(605,980)	(671,015)
Provision for Doubtful Account	—	42,165
Depreciation	(7,380)	(6,531)
Other Income (expense)	19,150	34,653
Net Income	$8,365,284	6,356,669

Revenues

For the six months ended April 30, 2009, our revenues were $22,472,875 and increased by $4,497,425 or 25% as compared to $17,975,450 during the same period in 2008. Our revenues increase is primarily attributable to the increase in advertising activities in promoting the Siberian Ginseng products.

Cost of Sales

Our cost of sales for the six months ended April 30, 2009 and 2008 were $10,883,043 and $8,221,517, respectively, which were approximately 48% and 46% of revenue and consisted primarily of raw material, labor and production costs. The increase in the percentage of cost to revenue was due to the increase in the price of raw material and labor costs.

Selling and Distribution Expenses

Our selling and distribution expenses were only $27,694 and $111,431 for the six months ended April 30, 2009 and 2008, respectively. The sales rebates of $5,190,049 and $4,427,019 for the six months ended April 30, 2009 and 2008 were directly deducted from revenue (See Note 3). The expenses decrease is mainly attributable to the decline of the travel expenses and entertainment expenses. To control cost, we selectively participated in several influential nationwide sales conferences in this period and had won positive marketing effects and results. Therefore, sales increased but selling and distribution expenses decreased.

Advertising Expenses

For the six months ended April 30, 2009 and 2008, we had advertising expenses of $1,390,251 and $1,361,071, respectively. These advertising expenses were primarily related to the advertising of Siberian Ginseng products as the Company aims to become the market leader in terms of Siberian Ginseng products in terms of output and sales.  The expenses were comparable to both periods.

General and Administrative Expenses

Our general and administrative expenses were $1,212,393 and $1,324,034 for the six months ended April 30, 2009 and 2008, respectively. Our general and administrative expenses mainly included payroll, leasing expenses, professional fee, entertainment, and traveling expenses. The decrease is mainly due to the decline of payroll and travel expenses in the period as we launched cost savings plan to respond to the spreading financial crisis.

Research and Development

For the six months ended April 30, 2009 and 2008, our research and development expenses were $605,980 and $671,015, respectively. The slight decrease is normal, and we are going to make consistent investments on the Siberian Ginseng GAP base and research work on Siberian Ginseng products.

Depreciation

We had depreciation expenses of $7,380 and $6,531 for the six months ended April 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of April 30, 2009 were as follows:

April 30, 2009

Cash and Cash Equivalents	$13,925,270
Total Current Assets	$41,633,887
Total Assets	$44,093,936
Total Current Liabilities	$1,669,728
Total Liabilities	$1,669,728
Working capital	$39,964,159

Sources and Uses of Cash

Operations

Net cash generated from operating activities was $4,187,574 for the six months ended April 30, 2009. Our net cash used in operating activities for the current six month period was primarily $4,458,764 in net accounts receivable, $569,231 in inventories, $114,462 from reduction of prepayment and other net receivables, $77,331 in total accounts payable and accruals, and $54,414 in other payables. Cash generated from operating activities increased compared to the same period in 2008 as we extended the credit terms for several of our key accounts in order to obtain larger market share.

Investments

Net cash used in investing activities was $16,212 for the six months ended April 30, 2009. For the six months ended April 30, 2009, our cash used in investing activities was related to the acquisition of property, plant and equipment.

Financing

There were no financing activities during the six months ended April 30, 2009. The company intends to raise capital through private offerings in the next twelve months.

Debt Instruments, Guarantees, and Related Covenants

The Company does not have any long term debt or short term debt, and has not entered into any guarantee arrangements or other related covenants.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. Our significant accounting policies include:

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

Recent Pronouncements

The Company adopted SFAS No. 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) SFAS 157-2 (“ FSP SFAS 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on our financial statements. The Company does not expect the adoption of SFAS No. 157 will have a material effect on our financial statements beginning in year 2009 as it relates to the items subject to the one-year deferral allowed by FSP SFAS 157-2.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS No.159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS No. 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

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

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on a company’s use of derivative instruments, its applicable accounting policies related to derivatives and the effect of those derivatives on a company’s financial position, results of operations and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Adoption of SFAS 161 will have no impact on the Company’s financial position, results of operations or cash flows.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period
Obligations	Total	1 Year	1-2 Years	2-3 Years	3-5 Years
Operating Lease Obligations - Total	$741,392	$741,392	$-0-	$-0-	-0-
Operating Lease Obligations - Related Party	615,385	615,385	-0-	-0-	-0-
Operating Lease Obligations - Third Party	$126,007	$126,007	-0-	-0-	-0-

As noted above, we lease office space from Old Renhuang  pursuant to a lease renewable annually.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of April 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Evaluation of Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(f) and 15d-15(f), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of April 30, 2009.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5), such that a misstatement of the annual or interim financial statements may not be prevented or detected. Management has identified the following material  weakness that has caused management to conclude that, as of April 30, 2008, our internal control over financial reporting was not effective:

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

Remediation of Weaknesses

Management recognizes the importance of these material weaknesses and is committed to remediation and will institute a comprehensive remediation plan.  The plan will include but not be limited to hiring finance management, resources and personnel with knowledge and experience in U.S. GAAP, and where necessary, the plan will utilize the services of external consulting professionals in the area of accounting advisory services.  Furthermore, the plan will re-organize the internal audit function and establish communication channels between the internal audit function and an audit committee.

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

We are not a party to, or threatened by, any litigation or proceedings

ITEM 1A	Risk Factors

Not required for smaller reporting company.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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