Form 10-Q
period 2008-01-31
RENHUANG PHARMACEUTICALS INC
filed 2010-01-12
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

ITEM 1 Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2008	October 31, 2007 (a)
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$9,019,302	$10,153,603
Accounts receivable, net	13,786,744	8,889,411
Inventories	1,941,150	969,672
Prepayments and other receivables, net	455,770	196,997
TOTAL CURRENT ASSETS	25,202,966	20,209,683

PROPERTY, PLANT AND EQUIPMENT, NET	2,704,991	2,606,285

TOTAL ASSETS	$27,907,957	$22,815,968
(a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K in May 2008.

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 31, 2008	October 31, 2007(a)
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$339,250	$155,600
Due to related party	153,327	157,376
Other payables	1,208,824	1,109,492

TOTAL LIABILITIES	1,701,401	1,422,468

STOCKHOLDERS' EQUITY
Preferred Stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares nil and at par value of nil	-	-
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 at par value of $0.001	35,097	35,097
Additional paid-in capital	6,627,099	6,627,099
Reserves	1,841,734	1,841,734
Retained earnings	15,825,776	11,980,112
Accumulated other comprehensive income	1,876,850	909,458
TOTAL STOCKHOLDERS' EQUITY	26,206,556	21,393,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,907,957	$22,815,968
(a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K in May 2008.

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended January 31,
	2008	2007
SALES	$10,458,856	$9,503,993

COST OF SALES	(4,797,732)	(4,572,936)

GROSS PROFIT	5,661,124	4,931,057

SELLING AND DISTRIBUTION EXPENSES	(69,344)	(105,575)

ADVERTISING EXPENSE	(681,431)	(9,149)

GENERAL AND ADMINISTRATIVE EXPENSES	(775,070)	(266,789)

RESEARCH AND DEVELOPMENT	(341,894)	-

BAD DEBT RECOVERY/(EXPENSE)	41,432	(53,009)

DEPRECIATION	(3,126)	(68,294)

INCOME FROM OPERATIONS	3,831,691	4,428,241

OTHER INCOME	13,973	3,347

INCOME BEFORE INCOME TAXES	3,845,664	4,431,588

INCOME TAXES	—	—

NET INCOME	$3,845,664	$4,431,588

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	967,392	161,235

COMPREHENSIVE INCOME	$4,813,056	$4,592,823

BASIC AND DILUTED EARNINGS PER SHARE	$0.11	$0.13

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,096,680	35,000,181

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended January 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,845,664	$4,431,588
Adjustments to reconcile net income to net cash from operating activities :
Depreciation	80,240	68,294
Adjustments to the provision for bad debts	(41,432)	53,009
Changes in operating assets and liabilities:
Accounts receivable	(4,434,966)	(3,048,548)
Inventories	(911,844)	(1,060,015)
Prepayments and other receivables	(203,934)	809,982
Deferred expenses	—	(1,513)
Accounts payable	173,496	(166,798)
Due to related party	(8,992)	(545,746)
Other payables	52,393	1,206,465
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,449,375)	1,746,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(71,514)	(97,309)
Construction in progress	—	(45,108)
NET CASH USED IN INVESTING ACTIVITIES	$(71,514)	$(142,417)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended January 31,

	2008	2007
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,520,889)	1,604,301

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	386,588	161,234

Cash and cash equivalents, beginning of period	10,153,603	1,021,267

Cash and cash equivalents, end of period	$9,019,302	$2,786,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	—	—

Income taxes paid	—	—

The accompanying notes are an integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  REORGANIZATION TRANSACTIONS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES
Renhuang Pharmaceuticals, Inc., (“Renhuang”) or the (“Company”) was incorporated in the State of Nevada on August 18, 1988 and shares of the Company's Common Stock are traded over-the counter on the Pink Sheets under the symbol RHGP.  The Company owns 100% of Harbin Renhuang Pharmaceutical Company Limited (the “BVI”), a holding company.  Substantially all of the Company’s operations are conducted through BVI’s wholly-owned subsidiary Harbin Renhuang Pharmaceuticals Co., Ltd (“Renhuang China” or the “Subsidiary”) which was incorporated in Harbin City in the People’s Republic of China (the “PRC” or “China”) in 1996. The subsidiary is principally engaged in production and sales of nutraceutical and bio-pharmaceutical products including tablets, drinks and health food; the Subsidiary’s sales network covers various provinces, cities, and counties throughout China.

Unless otherwise provided in this current report, all references in this current report to “we”, “us”, “our company”, “our”, or the “Company” refers to Renhuang Pharmaceuticals, Inc. on a consolidated basis, including Renhuang China and the BVI.

2.  BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of January, 2008 and for the three months ended January 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results for the full fiscal year ending October 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended October 31, 2007 as reported in Form 10-K.

The presentation of certain prior period information has been modified to conform tothe current presentation.

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE, NET

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company issues invoice at month-end for the deliveries made during that month. An account is considered past due after 90 days from the invoice date. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are established on a by-customers basis based upon a variety of factors which include: the length of time the receivables are past due, significant one-time events and historical experience. If circumstances related to a customer changes, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts was $139,841 at January 31, 2008 ($134,295 at October 31, 2007). The Company does not accept returns or offer any post-sales marketing support to customers.

C. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Production cost is allocated at FIFO and overhead cost is calculated on the weighted average basis.  The cost includes all costs to acquire, transport and process inventories to their present location and condition. The Company evaluates the net realizable value of its inventories regularly and records a provision for loss, if necessary, to reduce inventories to their net realizable value. There were $60,938 and $58,521 inventory reserve provisions recorded at January 31, 2008 and October 31, 2007, respectively.

D. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included as components of income at the time of disposition.

The Company records depreciation of its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. The useful lives for property, plant and equipment are estimated as follows:

Machinery and equipment	10 years
Office equipment and furnishings	5 to 10 years
Motor vehicles	5 to 10 years

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, and other payables approximate their fair values as of January 31, 2008 because of the relative short-term maturity of these instruments.

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

G.  RELATED PARTIES

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.  The aggregate of balances due to and from related parties for all periods presented are separately disclosed on the face of the balance sheet (See Note 15).

H.  IMPAIRMENT OF LONG-TERM ASSETS

The Company assesses long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are subjected to impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. This process is highly subjective and changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.  As of January 31, 2008, management expects its long-lived assets to be fully recoverable.

I.  FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in its functional currency, the Renminbi, (which is the PRC's currency).

In translating the financial statements of the Company from its functional currency into United States dollars (“USD”), its reporting currency, asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity accounts are translated at historic rates and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders’ equity.

Foreign currency transaction gains and losses, if any, are included in the determination of net income for the period.

The Renminbi (“RMB”) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or can be, converted into United States dollars (“USD”) at the rates used in translation. The exchange rate between the RMB and the USD on January 31, 2008 and the average rate from October 31, 2007 to January 31, 2008 are:
`
Exchange rate:	Jan.31, 2008	Oct.31, 2007
Balance Sheets - Year end RMB:USD exchange rate	7.1853:1	7.4820:1
Operating Statement: Period average RMB:USD exchange rate	7.3397:1	7.6917:1

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

The Company provides rebates to its sales agents (who act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. On average, the rebate rates were 17% (based on gross revenue including VAT) and 20% (based on gross revenue net of VAT) of gross revenue for the three months ended January 31, 2008 and 2007, respectively.

L. CERTAIN RISKS AND CONCENTRATIONS

The Company is subject to a significant concentration of credit risk with its trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. The Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

The Company is subject to the risks inherent in operating within the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

M. RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.  R&D for the three months ended January 31, 2008 and 2007 are $341,894 and nil, respectively.

N. ADVERTISING

Advertising costs consist primarily of promoting the Company and the Company’s products through television and printed advertisements in trade publications. Advertising costs are expensed as incurred. They are separately disclosed in the consolidated statements of income and comprehensive income.

O. STOCK-BASED COMPENSATION

The Company measures and records the cost of employee services received in exchange for stock-based compensation at the grant date fair value of the award.  This method is in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.  Total stock based compensation expense for the three months ended January 31, 2008 and 2007 was nil.

P.  CLASSIFICATION OF OPERATING COSTS AND EXPENSES

The Company records its operating costs and expenses using the following general classifications:

Cost of Goods Sold
Cost of goods sold consists primarily of raw materials, direct labor and manufacturing overhead. Manufacturing overhead includes an allocation of purchasing and receiving costs, inspection fees, warehousing utilities, supplies, factory and equipment repairs and maintenance, safety equipment and supplies, packing materials, loading fees, and depreciation expense associated with machinery and equipment.

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

Q.  EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and other common stock equivalents if those additional common shares were dilutive.  There were 25,000 and nil potentially dilutive securities outstanding during the three month periods ended January 31, 2008 and 2007, respectively. The 25,000 warrants were deemed to be anti-diluted due as the market price of the shares was lower than the exercise price as of January 31, 2008.

R.  COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the three months ended January 31, 2008, the only component of other comprehensive income is foreign translation gain of $967,392 ($161,235 in the three months ended January 31, 2007), which is included within the accumulated other comprehensive income in the balance sheet.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

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

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of January 31, 2008 and October 31, 2007 consist of the following:

	January 31, 2008	October 31, 2007

Cash on hand	$14,904	$28,657
Cash in banks	9,004,398	10,124,946
	$9,019,302	$10,153,603

The Company maintains a bank account in the PRC which is not protected by FDIC insurance or other insurance. As of January 31, 2008, the Company had $9,004,398 in uninsured deposits with Chinese banks. Historically, the Company has not experienced any losses in such accounts.

5.  ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as of January 31, 2008 and October 31, 2007 are as follows:
	January 31, 2008	October 31, 2007
Accounts receivable	$13,926,585	$9,023,706
Less: Allowance for doubtful accounts	(139,841)	(134,295)
Accounts receivable, net	$13,786,744	$8,889,411

As of January 31, 2008, there are three major customers who accounted for $1,895,504, $1,845,920 and $1,338,265 of accounts receivable which are approximately 14%, 13% and 10% of the total balance, respectively.

These same two major customers also have the sales which amount to over 10% of the total sales for the three months ended January 31, 2008 and 2007 are as follows:

	2008		2007
Customer A:	$1,220,295	12%	$1,095,683	12%
Customer B:	$1,208,519	12%	$970,830	10%

6. PREPAYMENTS AND OTHER RECEIVABLES, NET

Prepayments and other receivables as of January 31, 2008 and October 31, 2007 consist of the following:

	January 31, 2008	October 31, 2007

Prepayments and other receivables	$797,647	$565,960
Less: allowance for doubtful accounts	(341,877)	(368,963)
	$455,770	$196,997

As of January 31, 2008, the balance in prepayments and other receivables mainly includes prepayment for advertising of approximately $290,000 and advances to employees of approximately $135,000. As of October 31, 2007, the Company had advances to employees of approximately of.$181,000.

7.  INVENTORIES

The Company's inventories as of January 31, 2008 and October 31, 2007 are as follows:
	January 31, 2008	October 31, 2007

Raw materials	$1,552,156	$437,144
Finished goods	69,830	64,445
Work-in-progress	380,102	526,604
Less: Valuation allowance	(60,938)	(58,521)
	$1,941,150	$969,672

8. PROPERTY, PLANT AND EQUIPMENT, NET
	January 31, 2008	October 31, 2007
Cost:-
Machinery and equipment	$3,149,796	$2,959,892
Office equipment and furnishings	45,613	38,649
Motor vehicles	50,362	48,364
	3,245,771	3,046,905

Less: Accumulated depreciation	(540,780)	(440,620)

Net book value	$2,704,991	$2,606,285

For the three months ended January 31, 2008, depreciation expenses relating to property, plant and equipment were $80,240, consisting of $77,114 recorded as cost of sales and $3,126 in general and administrative expenses. As of January 31, 2007, the Company had depreciation expenses of $68,294 which was recorded as a component of general and administrative expenses.

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

9.  ACCOUNTS PAYABLES

Accounts payable of $339,250 and $155,600 as of April 30, 2008 and October 31, 2007 consist of balances payable to supplies.

The suppliers from whom the purchased amount is over 10% of total purchases for the three months ended January 31, 2008 and 2007 are:

	2008		2007
Supplier A:	$1,082,404	22%	$1,089,783	29%
Supplier B:	$543,633	11%	$589,304	15%

10.  OTHER PAYABLES

The balance as of January 31, 2008, includes taxes payable of $591,270 and social insurance payable of $383,783.

As of October 31, 2007, the balance includes taxes payable of $590,022 and social insurance payable of $302,562.

11.  RESERVES

The reserve funds as of January 31, 2008 and October 31, 2007 are comprised of the following:

	January 31, 2008	October 31, 2007
Statutory surplus reserve fund	$1,559,357	$1,559,357
Public welfare fund	282,377	282,377
	$1,841,734	$1,841,734

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

The Company reserves the statutory surplus at year ended. As of January 31, 2008, the estimated statutory surplus for three months ended was approximately $385,000.

12. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the year of 2007 and 2008, the Company was granted a tax holiday and is entitled to full exemption from corporation income taxes through December 2008.

Had the company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 and 33% previously would have been approximately $ 1.2 million and $1.5 million for the three months ended January 31, 2008 and 2007 respectively.

13. COMMON STOCK

During the three months ended January 31, 2008, no common stock was issued.

14. WARRANTS

 The Company entered into a Director appointment agreement with Mr. Moliteus dated April 16, 2007, pursuant to which the Company issued Mr. Moliteus 15,000 warrants, which expire on April 16, 2010, to purchase 15,000 shares of Renhuang’s common stock at $3.02 per share. On July 31, 2007, warrants to purchase 10,000 additional shares were issued to Mr. Moliteus with an exercise price of $2.50.

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	—	—
Granted
— April 16, 2007	15,000	$3.02
— July 31, 2007	10,000	$2.50
Exercised	—	—
Cancelled or expired	—	—
Outstanding at October 31, 2007	25,000	$2.81
Granted	—	—
Exercised	—	—
Outstanding at January 31, 2008	25,000	2.81

15. RELATED PARTY TRANSACTIONS

The Company rented property from Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”), a Company owned by the Company’s major shareholder.  The lease term is from May 1, 2007 to May 1, 2008, with monthly rental payment of approximately $48,710. The Company has an amount due from a related party of approximately $236,000 regarding the construction fees paid on behalf of Old Renhuang and balances due to relate party of approximately $389,000 related to professional fees paid by Old Renhuang in 2007 for the reverse merger. The Company offsets the due from and due to related party balances, therefore the net balance was due to related party of approximately $153,000.

16.  COMMITMENTS AND CONTINGENCIES

A.  CAPITAL AND LEASE COMMITMENTS

The Company entered into a lease for office space from May 1, 2007 to April 30, 2010, with average monthly rental payments of $9,575. The Company also rented factory from a related party (See Note 15) with monthly payment of $48,710.

The minimum future payments for the rental leases as followings:

	Office space	Factory

2009	$117,949	$146,132
2010	119,689	—
2011	29,922	—
Thereafter	—	—
Total	$267,560	$146,132

B.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending to the knowledge of the executive officers of the Company.

17. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to regulations promulgated by the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for employees during the term of their employment. For the three months ended January 31, 2008, the level of contribution to these funds was set at 22% of the average employee salary determined by the Social Welfare Bureau. The Company incurred the payable amount of $67,282 as of January 31, 2008 in other payables.

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

19. SUBSEQUENT EVENT

On May 15, 2009, an agreement was reached between Renhuang and Allied Merit International Investments, Inc. and Griffin Ventures Ltd. (the “Investors”). The Investors agreed to pay Renhuang with $1.5 million by July 31, 2009, in exchange for an aggregate of 2,142,856 shares of the Company’s Common Stock and 1,071,428 Warrants with an exercise price of $0.875. The Company issued the 2,142,856 shares on May 20, 2009 and received the $1.5 million on August 7, 2009.

The warrants issued to Mr. Moliteus were cancelled during fiscal 2008.

On January 22, 2009, the local government extended the tax holiday for the Company to the end of 2009.

The Company extended the lease with Old Renhuang on May 1, 2009.  No modification made on the minimum payment table in Note 16 regarding the renewed lease.

ITEM 2            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion of the financial condition and results of the operation of Renhuang Pharmaceuticals, Inc. including the forward-looking statements involving risk and uncertainties  should be read in conjunction with the financial statements and notes included in this Quarterly Report on Form 10-Q.  Actual results may differ from the forward-looking statements due to a variety of factors.

Results of operations

For the three months ended January 31, 2008 as compared to January 31, 2007

Revenues, Expenses and Net Income

	2008	2007

Revenue	$10,458,856	$9,503,993
Cost of Sales	(4,797,732)	(4,572,936)
Selling and Distribution Expenses	(69,344)	(105,575)
Advertising Expenses	(681,431)	(9,149)
General and Administrative Expenses	(775,070)	(266,789)
Research and Development	(341,894)	—
Provision for Doubtful Account	41,432	(53,009)
Depreciation and Amortization	(3,126)	(68,294)
Other Income (expense)	13,973	3,347
Net Income	$3,845,664	$4,431,588

Revenues
Our revenues for the three months ended January 31, 2008 were $10,458,856, which was $954,863 or 10% higher than $9,503,993 for the three months ended January 31, 2007, because of the success of our marketing expansion. During the three months ended January 31, 2008, we increased production of our higher profit margin products in line with our overall strategy and decreased production of our lower profit margin products. Our revenues for the three months ended January 31, 2008 consisted primarily sales of Acanthopanax (Siberian Ginseng) products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales
Our cost of sales for the three months ended January 31, 2008, were 4,797,732, which was approximately the same as  our cost of sales for the quarter ended January 31, 2007 of $4,572,936. The costs for the three months ended January 31, 2008  were consisted primarily of raw material, labor and production costs.

Selling and Distribution Expenses

Our selling and distribution expenses are those expenses related to the sales of our products and the costs in distributing those products. For the three months ended January 31, 2008, the expenses were $ 36,231 or 34% lower than $105,575 for the same period in 2007, due to the reduction of office expenses and travelling expenses for approximately $30,000 with more efficient cost management. The sales rebates of $2,576,838 and $2,380,578 for the three months ended January, 31, 2008 and 2007 were recorded as reductions of revenue.

Advertising Expenses
For the three months ended January 31, 2008, we had advertising expenses of $681,431. These advertising expenses were primarily related to the advertising of Siberian Ginseng products. The advertising expenses were $9,149 for the same period in 2007. The significant  increase was mainly because we started a more aggressive advertising campaign from the beginning of 2008 in order to increase our brand recognition in Southern China.

General and Administrative Expenses
Our general and administrative expenses were $775,070 and $266,789 for the three months ended January 31, 2008, and 2007, respectively. Our general and administrative expenses included payroll, leasing expenses, professional fees, entertainment, and travel expenses. The increase is mainly attributed to increased payroll due to additional personnel and salary increases in this period.

Research and Development
For the three months ended January 31, 2008, we spent $341,894 on research and development as compared to nil for the same period in 2007.  In the prior period in 2007, we did not engage in any R&D activities and we have engaged in significant new R&D projects during the current period including investments in Acanthopanax GAP base and projects on improving the process of producing Siberian Ginseng extracts.

Depreciation
Our depreciation expenses were  $3,126 and $68,294 for the three months ended January 31, 2008 and 2007, respectively, which were related to property, plant and equipment.  The decrease is mainly due to allocation of depreciation expenses related to production in cost of sales, but none in prior period of 2007.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of January 31, 2008 were as follows:

January 31, 2008

Cash and Cash Equivalents	$9,019,302

Total Current Assets	25,202,966

Total Assets	27,907,957

Total Current Liabilities	1,701,401

Total Liabilities	1,701,401
Working Capital	$23,501,565

Sources and Uses of Cash

Operations
Net cash used for operating activities was $1,449,375 for the three months ended January 31, 2008. Our net cash used in operating activities for the current quarter was primarily $4,434,966 in net accounts receivable, $911,844 in inventories, $203,934 in net prepayments and other receivables, $173,496 in total accounts payable and accruals, and $52,393 in other payables.

Investments
Net cash used in investing activities was $71,514 for the three months ended January 31, 2008. For the three months ended January 31, 2008, our cash used in investing activities is related to the acquisition of property, plant and equipment.

Financing
There were no financing activities during the quarters ended January 31, 2008.

Debt Instruments, Guarantees, and Related Covenants

The Company does not have any long term debt or significant short term debt, and has not entered into any guarantee arrangements or other related covenants.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. Our critical accounting policies include:

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period
Obligations	Total	1 Year	2 Years	3Years	4Years
Operating Lease Obligations – Total	413,692	264,081	119,689	29,922	-0-
Operating Lease Obligations - Related Party	146,132	146,132	-0-	-0-	-0-
Operating Lease Obligations - Third Party	267,560	117,949	119,689	29,922	-0-

As noted above, we do lease office space from Old Renhuang   pursuant to a one year lease and therefore, in accordance with GAAP, we have not capitalized this expense.

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer had concluded that as of January 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Evaluation of Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(f) and 15d-15(f), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of January 31, 2008.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness that has caused management to conclude that, as of January 31, 2008, our internal control over financial reporting was not effective:

•
We were unable to meet our requirements to timely file our Quarterly Report on Form 10-Q for the three months ended January 31, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

•	We were unable to properly review the U.S. GAAP adjustment procedures, disclosure reporting processes, and consolidated financial statements preparation processes.

•
We were unable to effectively provide oversight of internal control over financial reporting because there was a lack of a proper reporting channel between the internal audit function and an audit committee.

Remediation of Material Weaknesses

Management recognizes the importance of this material weakness and is committed to remediation and may institute a comprehensive remediation plan.  The plan will include but not be limited to hiring finance management, resources and personnel with knowledge and experience in U.S. GAAP, and where necessary, the plan will utilize the services of external consulting professionals in the area of accounting advisory services.  Furthermore, the plan will re-organize the internal audit function and establish communication channels between the internal audit function and an audit committee.

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

Renhuang Pharmaceuticals, Inc.

Dated: January 12, 2010		/s/ Li Shaoming

	By:	Li Shaoming

President and

Chief Executive Officer

Dated: January 12, 2010		/s/ Zuoliang Wang

	By:	Zuoliang Wang

Interim Chief Financial Officer