Form 10-Q
period 2008-04-30
RENHUANG PHARMACEUTICALS INC
filed 2010-01-12
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ITEM 1            Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2008	October 31, 2007(a)
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$13,401,359	$10,153,603
Accounts receivable, net	12,354,941	8,889,411
Inventories	1,903,858	969,672
Prepayments and other receivables, net	546,375	196,997
TOTAL CURRENT ASSETS	28,206,533	20,209,683

PROPERTY, PLANT AND EQUIPMENT, NET	2,698,697	2,606,285

TOTAL ASSETS	$30,905,230	$22,815,968
(a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K in May 2008.

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	April 30, 2008	October 31, 2007(a)
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$282,826	$155,600
Due to related party	156,509	157,376
Other payables	1,048,685	1,109,492

TOTAL LIABILITIES	1,488,020	1,422,468

STOCKHOLDERS’ EQUITY
Preferred Stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares nil and at par value of nil	-	-
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 at par value of $0.001	35,097	35,097
Additional paid-in capital	6,627,099	6,627,099
Reserves	1,841,734	1,841,734
Retained earnings	18,336,781	11,980,112
Accumulated other comprehensive income	2,576,499	909,458
TOTAL STOCKHOLDERS’ EQUITY	29,417,210	21,393,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,905,230	$22,815,968
. (a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K in May 2008.

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
SALES	$7,516,594	$6,315,332	$17,975,450	$15,819,325

COST OF SALES	(3,423,785)	(3,120,081)	(8,221,517)	(7,693,017)

GROSS PROFIT	4,092,809	3,195,251	9,753,933	8,126,308

SELLING AND DISTRIBUTION EXPENSES	(42,087)	(16,871)	(111,431)	(122,446)

ADVERTISING EXPENSE	(679,640)	(163,532)	(1,361,071)	(172,681)

GENERAL AND ADMINISTRATIVE EXPENSES	(548,964)	(369,728)	(1,324,034)	(636,504)

RESEARCH AND DEVELOPMENT	(329,121)	—	(671,015)	—

BAD DEBT RECOVERY/(EXPENSE)	733	(568,113)	42,165	(621,122)

DEPRECIATION	(3,405)	(70,181)	(6,531)	(138,475)

INCOME FROM OPERATIONS	2,490,325	2,006,826	6,322,016	6,435,080

OTHER INCOME	20,680	6,732	34,653	10,066

INCOME BEFORE INCOME TAXES	2,511,005	2,013,558	6,356,669	6,445,146

INCOME TAXES	—	—	—	—

NET INCOME	$2,511,005	2,013,558	$6,356,669	6,445,146

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	699,649	164,778	1,667,041	326,013

COMPREHENSIVE INCOME	$3,210,654	$2,178,336	$8,023,710	$6,771,159

BASIC EARNINGS PER SHARE	$0.07	$0.06	$0.18	$0.18

DILUTED EARNING PER SHARE	$0.07	$0.06	$0.18	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC	35,096,680	35,000,181	35,096,680	35,000,181

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	35,096,680	35,002,420	35,096,680	35,000,181

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,356,669	$6,445,146
Adjustments to reconcile net income to net cash from operating activities :
Depreciation	164,488	138,475
Adjustments to the provision for bad debts	(42,165)	621,122
Fair value of warrants issued for services	—	22,442
Changes in operating assets and liabilities:
Accounts receivable	(2,769,896)	(4,293,019)
Inventories	(841,971)	(730,158)
Prepayment and other receivables, net	(283,792)	469,130
Deferred expenses	—	(2,610)
Accounts payable and accruals	113,095	(266,893)
Due to related party	(9151)	-
Other payables	(133,141)	739,849
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,554,136	3,143,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(80,073)	(143,330)
Construction in progress	—	(560,965)
NET CASH USED IN INVESTING ACTIVITIES	$(80,073)	$(704,295)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
 (Unaudited)

	Six Months Ended April 30,

	2008	2007
NET CHANGE IN CASH AND CASH EQUIVALENTS	$2,474,063	2,439,189

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	773,693	326,013

Cash and cash equivalents, beginning of period	10,153,603	1,021,267

Cash and cash equivalents, end of period	$13,401,359	$3,786,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	—	$45,996
Income taxes paid	—	—

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

The accompanying unaudited consolidated financial statements as of April 30, 2008 and for the three and six months ended April 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended April 30, 2008 are not necessarily indicative of the results for the full fiscal year ending October 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended October 31, 2007 as reported in Form 10-K.

The presentation of certain prior period information has been modified to conform to the current presentation.

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE, NET

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company issues invoice at the month-end for the deliveries made during that monthly period. An account is considered past due after 90 days from the invoice date as at April 30, 2008 and October 31, 2007.. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and established on a by-customers basis based upon a variety of factors which include the length of time the receivables are past due, significant one-time events and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance on the doubtful accounts was $143,538 as at April 30, 2008 ($134,295 at October 31, 2007). The Company does not accept returns or offer any post-sales marketing support to customers.

C. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Production cost is allocated at FIFO and overhead cost is calculated on the weighted average basis.  The cost includes all costs to acquire, transport and process inventories to their present location and condition. The Company evaluates the net realizable value of its inventories regularly and records a provision for loss, if necessary, to reduce inventories to their net realizable value. There were $62,549 and $58,521 of inventory reserve provisions recorded at April 30, 2008 and October 31, 2007, respectively.

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

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, and other payables approximate their fair values as of April 30, 2008 because of the relative short-term maturity of these instruments.

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

H.  IMPAIRMENT OF LONG-TERM ASSETS

The Company assesses long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are subjected to impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. This process is highly subjective and changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.  As of April 30, 2008, management expects its long-lived assets to be fully recoverable.

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

The Renminbi (“RMB”) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or can be, converted into United States dollars (“USD”) at the rates used in translation. The exchange rate between the RMB and the USD on April 30, 2008 and the average through October 31, 2007 to April 30, 2008 are:

Exchange rate:	Apr.30,2008	Oct.31,2007
Balance Sheets- Year end RMB:USD exchange rate	7.0002:1	7.4820:1
Operating Statement: Period average RMB:USD exchange rate	7.2120:1	7.6917:1

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

The Company provides rebates to its sales agents (who act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). On average, the rebate rate was 17% and 20% of gross revenue in the six months ended April 2008 and 2007, respectively.

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

The Company is subject to the risks inherent in operating within the PRC  These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

M. RESEARCH AND DEVELOPMENT
Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.  R&D for the six months ended April 30, 2008 and 2007 are $671,015 and nil respectively.

N. ADVERTISING

Advertising costs consist primarily of promoting the Company and the Company’s products through television and printed advertisements in trade publications. Advertising costs are expensed as incurred. They are separately disclosed in the consolidated statements of income and comprehensive income.

O. STOCK-BASED COMPENSATION

The Company measures and records the cost of employee services received in exchange for stock-based compensation at the grant date fair value of the award.  This method is in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.  Total stock based compensation expense for the six months ended April 30, 2008 and 2007 was nil.

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

Q.  EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and other common stock equivalents if those additional common shares were dilutive.  There were 25,000 and 15,000 potentially dilutive securities outstanding during the six months ended April 30, 2008 and 2007, respectively. The 25,000 and 15,000 warrants were deemed to be anti-diluted as the market price of the shares was lower than the exercise price at April 30, 2008 and 2007.

R. COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the six months ended April 30, 2008, the only component of other comprehensive income is foreign translation gain of $1,667,041 ($326,013 in the six month ended April 30, 2007), which has been recorded as the accumulative other comprehensive income in the balance sheet.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (" SFAS 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS No. 159 is effective for fiscal years after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on a company’s use of derivative instruments, its applicable accounting policies related to derivatives and the effect of those derivatives on a company’s financial position, results of operations and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Adoption of SFAS 161 will have no impact on GATX’s financial position, results of operations or cash flows.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of April 30, 2008 and October 31, 2007 consist of the following:

	April 30, 2008	October 31, 2007

Cash on hand	$29,633	$28,657
Cash in banks	13,371,726	10,124,946
	$13,401,359	$10,153,603

The Company maintains a bank account in the PRC which is not protected by FDIC insurance or other insurance. As of April 30, 2008, the Company had $13,371,726 in uninsured deposits with Chinese banks. Historically, the Company has not experienced any losses in such accounts.

5.  ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as of April 30, 2008 and October 31, 2007 are as follows:

	April 30, 2008	October 31, 2007
Accounts receivable	$12,498,479	$9,023,706
Less: Allowance for doubtful accounts	(143,538)	(134,295)
Accounts receivable, net	$12,354,941	$8,889,411

At April 30, 2008, there are two major customers which accounted for $1,654,210 and $1,589,068 of accounts receivable which are approximately 13% and 13% of the total balance, respectively.

These same two major customers also have the sales which amount to over 10% of the total sales for the six months ended April 30, 2008 and 2007 are as follows:

	2008		2007
Customer A:	$2,014,230	11%	1,799,788	11%
Customer B:	$2,013,327	11%	1,613,417	10%

6. PREPAYMENT AND OTHER RECEIVABLES, NET

Prepayments and other receivables as of April 30, 2008 and October 31, 2007 consist of the following:

	April 30, 2008	October 31, 2007

Prepayments and other receivables	$897,292	$565,960
Less: allowance for doubtful accounts	(350,917)	(368,963)
	$546,375	$196,997

As of April 30, 2008, the balance in prepayment and other receivables mainly includes prepayment for advertising of approximately $330,000 and advances to employees of approximately $ 173,000. As of October 31, 2007, the Company had advances to employees of approximately $181,000.

7.  INVENTORIES

The Company's inventories as of April 30, 2008 and October 31, 2007 are as follows:

	April 30, 2008	October 31, 2007

Raw materials	$1,081,758	$437,144
Finished goods	170,356	64,445
Work-in-progress	714,293	526,604
Less: Valuation allowance	(62,549)	(58,521)
	$1,903,858	$969,672

8. PROPERTY, PLANT AND EQUIPMENT, NET

	April 30, 2008	October 31, 2007

Cost:-
Machinery and equipment	$3,256,863	$2,959,892
Office equipment and furnishings	46,819	38,649
Motor vehicles	35,428	48,364
	3,339,110	3,046,905

Less: Accumulated depreciation:-	(640,413)	(440,620)

Net book value	$2,698,697	$2,606,285

For the six months ended April 30, 2008, depreciation expenses relating to property, plant and equipment were $164,488 consisting of $157,957 recorded as cost of sales and $6,531 in general and administrative expenses. As of April 30, 2007, the Company had depreciation expenses of $138,475, recorded as general and administrative expenses.

On March 3, 2007, the Company entered into an agreement to purchase certain assets and/or the rights to use those assets from ZhangFa ShiYe Qingyang (“QingYang”) for approximately $467,000.  The Company paid a deposit of approximately $302,000 to QingYang and agreed to assume a bank loan of approximately $165,000 to secure these assets.  The assumed loan amount is included in other liabilities as of April 30, 2008 and October 31, 2007.  The assets acquired, which are comprised of property, equipment and inventory (the collateral), are pledged against the bank loan.  Although QingYang transferred operational control of the collateral to the Company, the Company was unable to obtain consent from the bank and local governmental authorities to transfer legal title of the Collateral to Renhuang; as a result, the Collateral is not recorded as an asset of Renhuang though the deposit was initially recorded in the amount of $467,000.

After paying the deposit, the Company began negotiating with the bank and local authorities to settle all outstanding issues and secure full ownership of the assets.  The Company was unable to finalize those negotiations prior to October 31, 2007 and management decided to record an impairment reserve against the entire deposit amount at that date as the company did not have legal title to the Collateral and was unable to determine when or if it would gain title.  That $467,000 impairment was recorded as a component of general and administrative expenses during the fiscal year ended October 31, 2007. Though the QingYang facilitiy (which constitutes the majority of the collateral  has not operated subsequent to the agreement it remains under the control of Renhuang. Management anticipates obtaining title to the Collateral during 2009 upon the conclusion of negotiations with the bank and local government authorities.

9.  ACCOUNTS PAYABLES
Accounts payables of $282,826 and $155,600 as of April 30, 2008 and October 31, 2007 consist of balances payable to supplies.

The suppliers from whom the purchased amount is over 10% of the total purchase for the six months ended April 30, 2008 and 2007 are:

	2008		2007
Supplier A:	$1,684,825	24%	$1,585,995	23%
Supplier B:	$846,342	12%	$806,743	12%
Supplier C:	$723,631	10%

10.  OTHER PAYABLES

The balance as of April 30, 2008, includes taxes payable of $335,445, and social insurance payable of $466,124.

As of October 31, 2007, the balance includes taxes payable of $590,022, and social insurance payable of $302,562.

11.  RESERVES

The reserve funds as of April 30, 2008 and October 31, 2007 are comprised of the following:
	April 30, 2008	October 31, 2007
Statutory surplus reserve fund	$1,559,357	$1,559,357
Public welfare fund	282,377	282,377
	$1,841,734	$1,841,734

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

The Company reserves the statutory surplus at year ended. As of April 30, 2008, the estimated statutory surplus for six months ended was approximately $635,000.

12. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the year of 2007 and 2008, the Company was granted a tax holiday and is entitled to full exemption from corporation income taxes through December 2008.

Had the company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 and 33% previously would have been approximately $1.8 million and $2.1 million for the six months ended April 30, 2008 and 2007 respectively.

13. COMMON STOCK

During the three and six months ended April 30, 2008, no common stock was issued.

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

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	—	—
Granted
— April 16, 2007	15,000	$3.02
— July 31, 2007	10,000	$2.50
Exercised	—	—
Cancelled or expired	—	—
Outstanding at October 31, 2007	25,000	$2.81
Granted	—	—
Exercised	—	—
Outstanding at April 30, 2008	25,000	2.81

15. RELATED PARTY TRANSACTIONS

The Company rented property and plant from Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”), a Company owned by the Company’s major shareholder.  The lease term is from May 1, 2007 to May 1, 2008, with monthly rental payment of approximately $48,710. The Company has an amount due from related party of approximately $243,000 including the construction fees paid on behalf of Old Renhuang and receivable from sales. The Company also has an amount due to a relate party of approximately $399,000 related to the professional fee paid by Old Renhuang in 2007 for the reverse merger. The Company offsets the due from and due to related party balances, therefore the net balance was due to related party of approximately $156,000.

16.  COMMITMENTS AND CONTINGENCIES

A.  CAPITAL AND LEASE COMMITMENTS

The Company entered into a lease for office space from May 1, 2007 to April 30, 2010, with average monthly rental payments $9,393. The Company also rented factory from a related party (See Note 15) with monthly payment of $48,710.

The minimum future payments for the rental leases as followings:

	April 30, 2008
	Office	Factory
2009	$122,853	$599,983
2010	122,854	—
Thereafter	—	—
Total	$245,707	$599,983

B.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending to the knowledge of the executive officers of the Company.

17. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to regulations promulgated by the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for employees during the term of their employment. For the three months ended April 30, 2008, the level of contribution to these funds was set at 22% of the average employee salary determined by the Social Welfare Bureau. The Company incurred the payable amount of $142,738 as of April 30, 2008 in other payables.

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

 19. SUBSEQUENT EVENT

On May 15, 2009, there an agreement was reached between Renhuang and Allied Merit International Investments, Inc. and Griffin Ventures Ltd. (the “Investors”). The Investors agreed to pay Renhuang $1.5 million by July 31, 2009, in exchange for an aggregate of 2,142,856 shares of the Company’s Common Stock and 1,071,428 Warrants with an exercise price of $0.875. The Company issued the 2,142,856 shares on May 20, 2009 and received the $1.5 million on August 7, 2009.

The warrants issued to Mr. Moliteus were cancelled during fiscal 2008.

On January 22, 2009, the local government extended the tax holiday for the Company to the end of 2009.

The Company extended the lease with Old Renhuang on May 1, 2008. No modification made on the minimum payment table in Note 16 regarding the renewed lease.

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

Results of operations

Three months ended April 30, 2008 as compared to three months ended April 30, 2007

Revenues, Expenses and Net Income

	2008	2007
Revenue	$7,516,594	6,315,332
Cost of Sales	(3,423,785)	(3,120,081)
Selling and Distribution Expenses	(42,087)	(16,871)
Advertising Expenses	(679,640)	(163,532)
General and Administrative Expenses	(548,964)	(369,728)
Research and Development	(329,121)	-
Provision for Doubtful Account	733	(568,113)
Depreciation and Amortization	(3,405)	(70,181)
Other Income (expense)	20,680	6,732
Net Income	$2,511,005	2,013,558

Revenues

For the three months ended April 30, 2008, our revenues increased by $1,201,262 or 19% as compared to $6,315,332 during the same period in 2007. During the three months ended April 30, 2008, we increased production of our higher profit margin products in line with our overall strategy and decreased production of our lower profit margin products. Our revenues increase mainly due to the sales growth of Acanthopanax (Siberian Ginseng) products, Shark Power Health Care products and Tianma Headache Relief Pills.

Cost of Sales

Our cost of sales for the three months ended April 30, 2008 and 2007 were $3,423,785 and $3,120,081 respectively, which were approximately 46% and 49% of revenue and consisted primarily of raw material, labor and production costs. The improvement of the percentage of cost to revenue is due to the production and sales growth of the high margin products represented by Shark Power Health Care products and the sales decline of the low margin products including our Siberian Ginseng pill.

Selling and Distribution Expenses

Our selling and distribution expenses were only $42,087 and $16,871 for the three months ended April 30, 2008 and 2007, respectively. The sales rebates of $1,850,181 and $1,687,293 for the three months ended April 30, 2008 and 2007 were recorded as reductions of revenue.  The increase of selling and distribution expenses is mainly due to the sales growth and business expansions.

Advertising Expenses

For the three months ended April 30, 2008 and 2007 our advertising expenses were $679,640 and $163,532 respectively. These advertising expenses were primarily related to the advertising of our Siberian Ginseng products. A significant portion of the increase was due to our more aggressive advertising strategy during this period to increase brand recognition in Southern China.

General and Administrative Expenses

Our general and administrative expenses were $548,964 and $369,728 for the three months ended April 30, 2008, and 2007, respectively.  Our general and administrative expenses consist mainly of payroll, leases, professional fees, entertainment, and travel expenses. The increase is mainly due to the growth of the payroll, travel and entertainment expenses. The increase is mainly attributed to increased payroll due to additional personnel and salary increases in this period.

Research and Development
For the three months ended April 30, 2008 and 2007, we spent $329,121 and $0, on research and development, respectively. R&D has been expensed when incurred.  The increase is mainly due to new significant R&D projects during the current period including Siberian Ginseng GAP base and projects on improving the process of producing Siberian Ginseng extracts.

Depreciation

We had depreciation expenses of $3,405 and $70,181 for the three months ended April 30, 2008 and 2007, respectively (See Note 8).  The decrease is mainly due to allocation of depreciation expense related to production in cost of sales, but none in prior period of 2007.

Six months ended April 30, 2008 as compared to six months ended April 30, 2007

Revenues, Expenses and Net Income

	2008	2007
Revenue	$17,975,450	15,819,325
Cost of Sales	(8,221,517)	(7,693,017)
Selling and Distribution Expenses	(111,431)	(122,446)
Advertising Expenses	(1,361,071)	(172,681)
General and Administrative Expenses	(1,324,034)	(636,504)
Research and Development	(671,015)	-
Provision for Doubtful Account	42,165	(621,122)
Depreciation and Amortization	(6,531)	(138,475)
Other Income (expense)	34,653	10,066
Net Income	$6,356,669	6,445,146

Revenues

For the six months ended April 30, 2008, our revenues increased by $2,156,125 or 14% as compared to $15,819,325 during the same period in 2007. Our revenues increase was attributable to the success of our marketing expansion, leading to significantly higher expenses for advertising and marketing. During the six months ended April 30, 2008, we increased production of our higher profit margin products in line with our overall strategy and decreased production of our lower profit margin products. Our revenues for the six months ended April 30, 2008 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales
Our cost of sales for the six months ended April 30, 2008 and 2007 were $8,221,517 and $7,693,017 respectively, which were approximately 46% and 49% of revenue and consisted primarily of raw material, labor and production costs. The decline of the percentage of cost to revenue is due to the production and sales acceleration of the high margin products represented by Acanthopanax Ointment and Shark Power Health Care products products.

Selling and Distribution Expenses

Our selling and distribution expenses were only $111,431 and $122,446 for the six months ended April 30, 2008 and 2007, respectively. The sales rebates of $4,427,019 and $4,067,871 for the six  months ended April 30, 2008 and 2007 were recorded as reductions of revenue.. The increase of the selling and distribution expenses is mainly due to the sales growth and business expansions.

Advertising Expenses

For the six months ended April 30, 2008 and 2007 our advertising expenses were $1,361,071 and $172,681 respectively. These advertising expenses were primarily related to the advertising of Acanthopanax. These significant increases were due to our more aggressive advertising strategy during this period to increase name recognition in Southern China. The company dedicates to build up a leading ‘Renhuang brand’ associated with Acanthopanax products through consistent ads input in the coming years.

General and Administrative Expenses

Our general and administrative expenses were $1,324,034 and $636,504 for the six months ended April 30, 2008, and 2007, respectively. Our general and administrative expenses mainly included payroll, leasing expenses, professional fee, entertainment, and travelling expenses. The increase is mainly due to the growth of payroll and traveling expenses. The increase is mainly attributed to increased payroll due to additional personnel and salary increases in this period

Research and Development

For the six months ended April 30, 2008 and 2007, we spent $671,015 and nil, on research and development, respectively. R&D have been expensed when incurred for accounting purposes.  The increase is mainly due to investments in Acanthopanax GAP base and research work on Acanthopanax products.

Depreciation

Our depreciation expenses were $6,531 and $138,375 for the six months ended April 30, 2008 and 2007, respectively (see Note 8).  The decrease is mainly due to allocation of depreciation expense related to production in cost of sales, but none in prior period of 2007.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of April 30, 2008 is as follows:

April 30, 2008

Cash and Cash Equivalents	$13,401,359
Total Current Assets	28,206,533
Total Assets	30,905,230
Total Current Liabilities	1,488,020
Total Liabilities	1,488,020
Working capital	$26,718,513

Sources and Uses of Cash

Operations
Net cash generated from operating activities was $2,554,136 for the six months ended April 30, 2008. Our net cash used in operating activities for the current six month period was primarily $2,769,89  in net account receivables, $ 841,971 in inventories, $283,792 from reduction of prepayment and other net receivables,  $113,095 in total accounts payable and accruals, and  $ 133,141 in other payables. Cash generated from operating activities declined as we extended credit terms to certain key customers in order to gain market share.

Investments
Net cash used in investing activities was $80,073 for the six months ended April 30, 2008. For the six months ended April 30, 2008,  our cash used in investing activities was related to the acquisition of property, plant and equipment.

Financing

There were no financing activities during the six months ended April 30, 2008 and 2007.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period
Obligations	Total	1 Year	1-2 Years	2-3 Years	3-5 Years
Operating Lease Obligations - Total	$845,690	$722,836	$122,854	$-0-	-0-
Operating Lease Obligations - Related Party	599,983	599,983	-0-	-0-	-0-
Operating Lease Obligations - Third Party	245,707	122,853	122,854	-0-	-0-

As noted above, we lease office space from Old Renhuang  pursuant to a year to year lease.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of April 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the weaknesses described below.

Evaluation of Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(f) and 15d-15(f), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of April 30, 2008.

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

None.

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