Form 10-Q
period 2008-07-31
RENHUANG PHARMACEUTICALS INC
filed 2010-01-12
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable only to corporate issuers:

As of September 15, 2008, there were 35,096,680 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1	Financial Statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2008	October 31, 2007(a)
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$13,218,937	10,153,603
Accounts receivable, net	13,969,786	8,889,411
Inventories	2,378,275	969,672
Prepayments and other receivables, net	303,050	196,997
TOTAL CURRENT ASSETS	29,870,048	20,209,683

PROPERTY, PLANT AND EQUIPMENT, NET	2,701,690	2,606,285

TOTAL ASSETS	$32,571,738	22,815,968
(a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K in May 2008.

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 31, 2008	October 31, 2007(a)
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$277,125	$155,600
Due to related party	159,424	157,376
Other payables	1,220,007	1,109,492

TOTAL LIABILITIES	1,656,556	1,422,468

STOCKHOLDERS’ EQUITY
Preferred stock - Authorized preferred shares 1,000,000, issued and outstanding number of shares nil and at par value of nil
Common Stock - Authorized common shares 100,000,000, issued and outstanding number of shares 35,096,680 at par value of $0.001	35,097	35,097
Additional paid-in capital	6,627,099	6,627,099
Reserves	1,841,734	1,841,734
Retained earnings	19,197,333	11,980,112
Accumulated other comprehensive income	3,213,919	909,458
TOTAL STOCKHOLDERS’ EQUITY	30,915,182	21,393,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,571,738	22,815,968
(a) Reference is made to the audited financial statements of the Company filed with the SEC on Form 10-K in May 2008.

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
SALES	$6,255,557	$5,071,331	$24,231,007	$20,890,656

COST OF SALES	(2,945,740)	(2,491,963)	(11,167,257)	(10,184,980	) )

GROSS PROFIT	3,309,817	2,579,368	13,063,750	10,705,676

SELLING AND DISTRIBUTION EXPENSES	(35,508)	(12,178)	(146,939)	(134,624	) )

ADVERTISING EXPENSE	(861,920)	(7,588)	(2,222,991)	(180,269	) )

GENERAL AND ADMINISTRATIVE EXPENSES	(632,219)	(655,929)	(1,956,253)	(1,292,433	) )

RESEARCH AND DEVELOPMENT	(943,942)	—	(1,614,957)	—

BAD DEBT RECOVERY/(EXPENSE)	588	178,040	42,753	(443,082	) )

DEPRECIATION	(3,799)	(75,205)	(10,330)	(213,680	) )

INCOME FROM OPERATIONS	833,017	2,006,508	7,155,033	8,441,588

OTHER INCOME	27,535	7,219	62,188	17,285

INCOME BEFORE INCOME TAXES	860,552	2,013,727	7,217,221	8,458,873

INCOME TAXES	—	—	—	—

NET INCOME	$860,552	2,013,727	7,217,221	8,458,873

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	637,421	331,264	2,304,462	657,277

COMPREHENSIVE INCOME	$1,497,973	$2,344,991	$9,521,683	$9,116,150

BASIC EARNINGS PER SHARE	$0.03	$0.06	$0.21	$0.24

DILUTED EARNING PER SHARE	$0.03	$0.06	$0.21	$0.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC	35,096,680	35,058,920	35,096,680	35,019,976

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –DILUTED	35,096,680	35,058,930	35,096,680	35,019,982

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,217,221	$8,458,873
Adjustments to reconcile net income to net cash from operating activities :
Depreciation	251,401	213,680
Adjustments to the provision for bad debts	(42,753)	443,082
Fair Value of Warrants Issued for services	—	31,699
Fair Value of Shares Issued	—	284,675
Changes in operating assets and liabilities:
Accounts receivable	(4,080,755)	16,508
Inventories	(1,266,636)	(884,899)
Prepayment and other receivables, net	(41,400)	378,492
Deferred expenses	—	(4,535)
Accounts payable	102,771	45,709
Due to/from related party	(92,79)	(419,910)
Other payable	5,928	(201,813)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,136,498	8,361,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Short – term loan	—	(9,495,674)
Acquisition of property, plant and equipment	(107,451)	(114,058)
Construction in progress	—	(386,278)
NET CASH USED IN INVESTING ACTIVITIES	$(107, 451)	$(9,996,010)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

The accompanying notes are in integral part of the consolidated financial statements

RENHUANG PHARMACEUTICALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
 (Unaudited)

	Nine Months Ended July 31,
	2008	2007
NET CHANGE IN CASH AND CASH EQUIVALENTS	$2,029,047	$(1,634,449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,036,287	666,842

Cash and cash equivalents, beginning of period	10,153,603	1,021,267

Cash and cash equivalents, end of period	$13,218,937	$53,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$45,996
Income taxes paid	$—	$—
Issuance of common shares for services	$—	$97

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

The accompanying unaudited consolidated financial statements as of July 31, 2008 and for the three and nine months ended July 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine months ended July 31, 2008 are not necessarily indicative of the results for the full fiscal year ending October 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended October 31, 2007 as reported in Form 10-K.

The presentation of certain prior period information has been modified to conform to the current presentation.

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B. ACCOUNTS RECEIVABLE, NET

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company issues invoice at the month-end  for the deliveries made during that monthly period .An account is considered past due after 90 days from the invoice date as at October 31, 2007. The Company extended its standard credit terms to 180 days during 2008 in order to increase its market share. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are established on a by-customers basis based upon a variety of factors which include: the length of time the receivables are past due, significant one-time events and historical experience. If circumstances related to a customer changes, estimates of the recoverability of receivables would be further adjusted.  The allowance on the doubtful accounts was $146,926 as at July 31, 2008 ($134,295 in October 31, 2007). The Company does not accept returns or offer any post-sales marketing support to customers

C. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Production cost is allocated at FIFO and overhead cost is calculated on the weighted average basis.  The cost includes all costs to acquire, transport and process inventories to their present location and condition. The Company evaluates the net realizable value of its inventories regularly, and records a provision for loss, if necessary, to reduce inventories to their net realizable value. There were $64,025 and $58,521 of inventory reserve provisions recorded at July 31, 2008 and October 31, 2007, respectively.

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

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, and other payables approximate their fair values as of July 31, 2008 because of the relative short-term maturity of these instruments.

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

H.  IMPAIRMENT OF LONG-TERM ASSETS

The Company assesses long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are subjected to impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. This process is highly subjective and changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.  As of July 31, 2008, management expects its long-lived assets to be fully recoverable.

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

The Renmibi (“RMB”) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or can be, converted into United States dollars (“USD”) at the rates used in translation. The exchange rate between the RMB and the USD on July 31, 2008 and the average rate from October 31, 2007 to July 31, 2008 are:

Exchange rate:	Jul.31,2008	Oct.31,2007
Balance Sheets- Year end RMB:USD exchange rate	6.8388:1	7.4820:1
Operating Statement: Average quarterly RMB:USD exchange rate	7,1129:1	7.6917:1

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

The Company provides rebates to its sales agents (who act as wholesalers) as an incentive plan. The rebate rate is set on a product-by-product basis. When revenue is recognized, the rebate is accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). On average, the rebate rate was 17% and 18% of gross revenue in the nine months ended July 2008 and 2007, respectively.

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

M. RESEARCH AND DEVELOPMENT
Research and development (“R&D”) costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales.  R&D for the nine months ended July 31, 2008 and 2007 are $1,614,957 and nil respectively.

N. ADVERTISING

Advertising costs consist primarily of promoting the Company and the Company’s products through television and printed advertisements in trade publications. Advertising costs are expensed as incurred. They are separately disclosed in the consolidated statements of income and comprehensive income.

O. STOCK-BASED COMPENSATION

The Company measures and records the cost of employee services received in exchange for stock-based compensation at the grant date fair value of the award.  This method is in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.  ”.  Total stock based compensation expense for the nine months ended July 31, 2008 and 2007 was nil.

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

Q.  EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and other common stock equivalents if those additional common shares were dilutive.  There were 25,000 potentially dilutive securities outstanding during the nine months ended July 31, 2008 and 2007. The 25,000 warrants in both of the above periods were deemed to be anti-diluted due as the market price of the shares was lower than the exercise price as of July 31, 2008 and July 31, 2007 respectively.

R. COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. In the nine months ended July 31, 2008, the only component of other comprehensive income is foreign translation gain of $2,304,462 ($657,277 in the nine months ended July31, 2007), which has been recorded as the accumulative other comprehensive income in the balance sheet.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS No. 159"). SFAS No.159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS No. 159 is effective for fiscal years after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

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

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of July 31, 2008 and October 31, 2007 consist of the following:

	July 31, 2008	October 31, 2007

Cash on hand	$15,347	$28,657
Cash in banks	13,203,590	10,124,946
	$13,218,937	$10,153,603

The Company maintains a bank account in the PRC which is not protected by FDIC insurance or other insurance. As of July 31, 2008, the Company had $13,203,590 in uninsured deposits with Chinese banks.  Historically, the Company has not experienced any losses in such accounts.

5.  ACCOUNTS RECEIVABLE, NET

The Company's accounts receivable as of July 31, 2008 and October 31, 2007 are as follows:

	July 31, 2008	October 31, 2007
Accounts receivable	$14,116,712	$9,023,706
Less: Allowance for doubtful accounts	(146,926)	(134,295)
Accounts receivable, net	$13,969,786	$8,889,411

As at July 31, 2008, there were two customers which accounted for $1,880,006 and $1,806,626 of accounts receivable which are approximately 13% and 13% of the total balance, respectively.

These same two major customers also have the sales amount over 10% of the total sales for the nine months ended July 31, 2008 and 2007 are as follows:

	2008		2007
Customer A:	$2,738,198	11%	2,399,609	11%
Customer B:	$2,644,290	11%	2,163,702	10%

6. PREPAYMENTS AND OTHER RECEIVABLES, NET

Prepayments and other receivables as of July 31, 2008 and October 31, 2007 consist of the following:

	July 31, 2008	October 31, 2007

Prepayments and other receivables	$662,249	$565,960
Less: allowance for doubtful accounts	(359,199)	(368,963)
	$303,050	$196,997

As of July 30, 2008, the balance in prepayments and other receivables mainly includes prepayment for advertising of approximately $7,000 and advances to employees of approximately $ 277,000. As of October 31, 2007, the Company had advances to employees of approximately of.$181,000.

7.  INVENTORIES

The Company's inventories as of July 31, 2008 and October 31, 2007 are summarized as follows:

	July 31, 2008	October 31, 2007

Raw materials	$1,027,869	$437,144
Finished goods	311,564	64,445
Work-in-process	1,102,867	526,604
Less: allowance for obsolete	(64,025)	(58521)
	$2,378,275	$969,672

The finished goods included $139,184 and $0 consignment goods as at July 31, 2008 and October 31, 2007.

8. PROPERTY, PLANT AND EQUIPMENT, NET

	July 31, 2008	October 31, 2007

Cost:-
Machinery and equipment	$3,344,392	$2,959,892
Office equipment and furnishings	47,924	38,649
Motor vehicles	52,914	48,364
	3,445,230	3,046,905

Less: Accumulated depreciation:-	(743,540)	(440,620)

Net book value	$2,701,690	$2,606,285

For the nine months ended July 31, 2008, depreciation expenses relating to property, plant and equipment were $251,401 consisting of $241,071 recorded as cost of sales and $10,330 in general and administrative expenses. As of July 31, 2007, the Company had depreciation expenses of $213,680 included in general and administrative expenses.

On March 3, 2007, the Company entered into an agreement to purchase certain assets and/or the rights  to use those assets from ZhangFa ShiYe Qingyang (“QingYang”) for approximately $467,000.  The Company paid a deposit of approximately $302,000 to QingYang and agreed to assume a bank loan of approximately $165,000 to secure these assets. The assumed loan amount is included in other liabilities as of July 31, 2008 and October 31, 2007.  The assets acquired, which are comprised of property, equipment and inventory (the “Collateral”, are pledged against the bank loan.   Although QingYang transferred operational control of the Collateral to the Company, the Company was unable to obtain consent from the bank and local governmental authorities to transfer legal title of the Collateral to Renhuang; as a result, the Collateral is not recorded as an asset of Renhuang though the deposit was initially recorded in the amount of $467,000.

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

9.  ACCOUNTS PAYABLES

Accounts payable $277,125 and $155,600 as of July 31, 2008 and October 31, 2007 consist of balances payable to suppliers.

The suppliers from whom the purchased amount is over 10% of the total purchase for the nine months ended July 31, 2008 and 2007 are:

	2008		2007
Supplier A:	$2,410,238	24%	$2,133,912	24%
Supplier B:	$1,178,853	12%	$1,090,493	12%
Supplier C:	$971,699	10%	$898,574	10%

10.  OTHER PAYABLES

The balance as of July 31, 2008, includes taxes payable of $606,913, and social insurance payable of $555,205.

As of October 31, 2007, the balance includes taxes payable of $590,022, and social insurance payable of $302,562.

11.  RESERVES

The reserve funds as of July 31, 2008 and October 31, 2007 are comprised of the following:
	July 31, 2008	October 31, 2007
Statutory surplus reserve fund	$1,559,357	$1,559,357
Public welfare fund	$282,377	282,377
	$1,841,734	$1,841,734

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
The Company reserves the statutory surplus at year ended. As of July 31, 2008, the estimated statutory surplus for nine months ended was approximately $721,700.

12. INCOME TAXES

The Company is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws.

For the year of 2007 and 2008, the Company was granted a tax holiday and is entitled to full exemption from corporation income taxes through December 2008..Had the company not been granted the tax holiday or been an eligible wholly foreign owned company, the income tax provision at the general PRC income rate of 25% starting from January 1, 2008 and 33% previously would have been approximately 2.0 million and $2.9 million  for the nine months ended July 31, 2008 and 2007 respectively.

13. COMMON STOCK

During the three and nine months ended July 31, 2008, no common stock was issued.

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
Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at October 31, 2006	—	—
Granted
— April 16, 2007	15,000	$3.02
— July 31, 2007	10,000	$2.50
Exercised	—	—
Cancelled or expired	—	—
Outstanding at October 31, 2007	25,000	$2.81
Granted	—	—
Exercised	—	—
Outstanding at July 31, 2008	25,000	2.81

15. RELATED PARTY TRANSACTIONS

The Company rented property and plant from Harbin Renhuang Pharmaceutical Stock Co. Ltd. (“Old Renhuang”), a Company owned by the Company’s major shareholder. The lease term is from May 1, 2008 to May 1, 2009, with monthly rental payment of approximately $48,710. The Company has an amount due from related party of approximately $248,000 including the construction fees paid on behalf of Old Renhuang and receivable from sales. The Company also has an amount due to a related party of approximately $407,000 related to professional fees paid by Old Renhuang in 2007 for the reverse merger. The Company offsets the due from and due to related party balances, therefore the net balance was due to related party of approximately $159,000.

16.  COMMITMENTS AND CONTINGENCIES

A.  CAPITAL AND LEASE COMMITMENTS

The Company entered into a lease for office space from May 1, 2007 to April 30, 2010, with average monthly rental payment of $10,076. The Company also rented factory from a related party (See Note 15) with monthly payment of $48,710.

The minimum future payments for the rental leases as followings:
	July 31, 2008
	Office	Factory
2009	$125,753	$460,607
2010	94,315	—
Thereafter	—	—
Total	$220,068	$460,607

B.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending to the knowledge of the executive officers of the Company.

17. EMPLOYEE WELFARE PLAN

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. Pursuant to regulations promulgated by the local authority in the PRC, the retirement pension insurance, unemployment insurance, health insurance, injury insurance and pregnancy insurance are established for employees during the term of their employment. For the nine months ended July 31, 2008, the level of contribution to these funds was set at 22% of the average employee salary determined by the Social Welfare Bureau. The Company incurred the payable amount of $215,548 as of July 31, 2008 in other payables.

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

Results of operations

Three months ended July 31, 2008 as compared to Three months ended July 31, 2007

Revenues, Expenses and Net Income

	2008	2007
Revenue	$6,255,557	5,071,331
Cost of Sales	(2,945,740)	(2,491,963	) )
Selling and Distribution Expenses	(35,508)	(12,178	) )
Advertising Expenses	(861,920)	(7,588	) )
General and Administration Expenses	(632,219)	(655,929	) )
Research and Development	(943,942)	—
Provision for Doubtful Account	588	178,040)
Depreciation and Amortization	(3,799)	(75,205	) )
Other income	27,535	7,219
Net Income	$860,552	2,013,727

Revenues

For the three months ended July 31, 2008, our revenues increased by $1,184,226 or 23% as compared to $5,071,331 during the same period in 2007. Our revenues increase mainly due to the significant sales growth of the products represented by Acanthopanax (Siberian Ginseng) products, Shark Power Health Care products and Tianma Headache Relief Pills.

Cost of Sales
Our cost of sales for the three months ended July 31, 2008 and 2007 were $2,945,740 and $2,491,963 respectively, which were approximately 47% and 49% of revenue and consisted primarily of raw material, labor and production costs. The decline of the percentage of cost to revenue is due to the production and sales acceleration of the high margin products represented by Acanthopanax Ointment and Shark Power Health Care products.

Selling and Distribution Expenses

Our selling and distribution expenses were $35,508 and $12,178 for the three months ended July 31, 2008 and 2007, respectively. The sales rebates of $1,461,133 and $1,342,627 for the three months ended July 31, 2008 and 2007 were recorded as reductions of revenue. The selling and distribution expenses are approximately the same in the two periods.

Advertising Expenses

For the three months ended July 31, 2008 and 2007 our advertising expenses were $861,920 and $7,588 respectively. These advertising expenses were primarily related to the advertising of Acanthopanax. These significant increases were due to our more aggressive advertising strategy during this period of 2008 to increase name recognition in Southern China. The Company was dedicated to build a leading ‘Renhuang brand’ associated with Siberian Ginseng products in the coming years.

General and Administrative Expenses

Our general and administrative expenses were $632,219 and $655,929 for the three months ended July 31, 2008, and 2007, respectively. Our general and administrative expenses mainly included payroll, leasing expenses, professional fees, entertainment, and travel expenses. The slight decrease is mainly due to the reduction of the travel expenses and payroll.

Research and Development

For the three months ended July 31, 2008 and 2007, we spent $943,942 and $0, on research and development, respectively. The increase is mainly due to our new R&D projects during the current period, including Siberian Ginseng GAP base and projects on improving the process of producing Siberian Ginseng extracts.

Depreciation

Our depreciation expenses were $3,799 and $75,205 for the three months ended July 31, 2008 and 2007, respectively. The decrease is mainly due to allocation of depreciation expense related to production in cost of sales, but none in prior period of 2007.

Nine months ended July 31, 2008 as compared to Nine months ended July 31, 2007

Revenues, Expenses and Net Income

	2008	2007
Revenue	$24,231,007	20,890,656
Cost of Sales	(11,167,257)	(10,184,980)
Selling and Distribution Expenses	(146,939)	(134,624)
Advertising Expenses	(2,222,991)	(180,269)
General and Administration Expenses	(1,956,253)	(1,292,433)
Research and Development	(1,614,957)	—
Provision for Doubtful Account	42,753	(443,082)
Depreciation and Amortization	(10,330)	(213,680)
Other income	62,188	17,285
Net Income	$7,217,221	8,458,873

Revenues

For the nine months ended July 31, 2008, our revenues increased by $3,340,351 or 16% as compared to $20,890,656 during the same period in 2007. Our revenues increase was due to the success of our marketing expansion. During the nine months ended July 31, 2008, we increased production of our higher profit margin products in line with our overall strategy and decreased production of our lower profit margin products. Our revenues for the nine months ended July 31, 2008 consisted primarily of sales of the following products: Acanthopanax products, Shark Power Health Care products, and other Chinese traditional medical products.

Cost of Sales

Our cost of sales for the nine months ended July 31, 2008 and 2007 were $11,167,257 and $10,184,980 respectively, which were approximately 46% and 49% of revenue and consisted primarily of raw material, labor and production costs. The decline of the percentage of cost to revenue is due to the proportion of the high margin products sales increase as represented by the Acanthopanax ointment.

Selling and Distribution Expenses

Our selling and distribution expenses were only $146,939 and $134,624 for the nine months ended July 31, 2008 and 2007, respectively. The sales rebates of $5,888,152 and $5,410,498 for the nine months ended July 31, 2008 and 2007 were recorded as reductions of revenue. The selling and distribution expenses are approximately the same during the two periods.

Advertising Expenses

For the nine months ended July 31, 2008 and 2007 we had advertising expenses of $2,222,991 and $180,269 respectively. These advertising expenses were primarily related to the advertising of Acanthopanax. These significant increases were due to our more aggressive advertising strategy during this period to increase name recognition in Southern China. The Company isdedicated to build a leading ‘Renhuang brand’ associated with Acanthopanax products in the coming years.

General and Administrative Expenses

Our general and administrative expenses were $1,956,253 and $1,292,433 for the nine months ended July 31, 2008, and 2007, respectively. Our general and administrative expenses mainly included payroll, leasing expenses, professional fees, entertainment, and traveling expenses. The increase of the general and administrative expenses is mainly due to the growth of traveling expenses and payroll.

Research and Development

For the nine months ended July 31, 2008 and 2007, we spent $1,614,957 and $0 on research and development, respectively. R&D have been expensed when incurred for accounting. The increase is mainly due to the investments in Acanthopanax GAP base and research work on Acanthopanax products.

Depreciation

We had depreciation expenses of $10,330 and $213,680 for the nine months ended July 31, 2008 and 2007, respectively. The decrease is mainly due to allocation of depreciation expense related to production in cost of sales, but none in prior period.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of July 31, 2008 were as follows:

July 31, 2008

Cash and Cash Equivalents	$13,218,937
Total Current Assets	29,870,048
Total Assets	35,571,738
Total Current Liabilities	1,656,556
Total Liabilities	1,656,556
Working capital	$28,213,491

Sources and Uses of Cash

Operations
Net cash generated from operating activities was $2,136,498 for the nine months ended July 31, 2008. Our net cash used in operating activities for the current nine month period was primarily $4,080,755 in net accounts receivables, $1,266,636 in inventories, $41,400 from reduction of other net receivables, $102,771 in total accounts payable and accruals, and $5,928 in other payables. Cash generated from operating activities declined dramatically as the Company extended credit terms for some of our key accounts in order to obtain more market share.

Investments
Net cash used in investing activities was $ 107,451 for the nine months ended July 31, 2008. For the nine months ended July 31, 2008, our cash used in investing activities was related to the acquisition of property, plant and equipment.

Financing

There were no financing activities during the periods ended July 31, 2008.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

	Payments due by period
Obligations	Total	1 Year	1-2 Years	2-3 Years	3-5 Years
Operating Lease Obligations – Total	$680,675	$586,360	$94,315	$-0-	-0-
Operating Lease Obligations - Related Party	460,607	460,607	-0-	-0-	-0-
Operating Lease Obligations - Third Party	$220,068	$125,753	$94,315	-0-	-0-

As noted above, we lease office space from Old Renhuang pursuant to a year to year lease.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of July 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the weaknesses described below.

Evaluation of Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(f) and 15d-15(f), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of July 31, 2008.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5), such that a misstatement of the annual or interim financial statements may not be prevented or detected. Management has identified the following material weakness that has caused management to conclude that, as of July 31, 2008, our internal control over financial reporting was not effective:

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