Form 10-K
period 2009-10-31
RENHUANG PHARMACEUTICALS INC
filed 2010-01-29
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-24512

RENHUANG PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-1273503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 218, Taiping
Taiping District, Harbin, Heilongjiang Province, P.R. China 100016
(Address of principal executive offices)

86-451-5762-03787
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐ Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2009 was approximately $3,449,336 based upon the closing price as quoted on the Pink Sheet OTC. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 21, 2010, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

No documents are incorporated into the text by reference.

TABLE OF CONTENTS

ii

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to Renhuang Pharmaceuticals, Inc. Inc. and its consolidated subsidiaries.

This Annual Report contains certain forward-looking statements. When used in this Annual Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

iii

PART I

Item 1.  Business.

Overview

We are a high-tech enterprise engaged in the development, manufacturing, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China (“PRC” or “China”). We have three “Good Manufacturing Practice” or GMP certified production facilities, Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant, capable of producing 18 dosage forms and over 200 different products. Our products include, but are not limited to, botanical anti-depression and nerve-regulation products, biopharmaceutical products, and botanical antibiotic and traditional over-the-counter (“OTC”) Chinese medicines.  Botanical anti-depression and nerve-regulation products account for over 50% of our revenues and we intend to strengthen our developments in this area.  We have a distribution network of over 3,000 distributors and over 70 sales centers across 24 provinces in China.

Corporate History and Structure

We were incorporated in the State of Nevada on August 18, 1988, originally under the corporate name of Solutions, Incorporated.  We were inactive until August 16, 1996, when we changed our corporate name to Suarro Communications, Inc, and engaged in the business of providing internet based business services.   In 2006 we discontinued our business operation at the time and became a non-operating public company.

On August 28, 2006, we entered into a Share Exchange Agreement (the “Agreement”) with Harbin Renhuang Pharmaceutical Company Limited or Renhuang BVI, a company incorporated in the British Virgin Islands.  Pursuant to the Agreement we acquired all of the outstanding capital stock of Renhuang BVI, and indirect ownership of Renhuang BVI’s wholly owned subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd or Renhuang China, which operates a pharmaceutical development, manufacturing and distribution business through various research and manufacturing facilities in the PRC.

 Since our inception, we have had the following name changes:

June 1997	ComTech Consolidation Group, Inc

February 1999	E-Net Corporation

May 1999	E-Net Financial Corporation

January 2000	E-Net.Com Corporation

February 2000	E-Net Financial.Com Corporation

January 2002	Anza Capital, Inc (“Anza”)

June 2006	Renhuang Pharmaceuticals, Inc

Substantially all of our assets and operations are located in the PRC.

Our Products

Our products mainly fall into the following three categories: botanical anti-depression & nerve-regulation products, biopharmaceutical products, botanical antibiotics and traditional OTC Chinese medicines. The table below is an illustration of our products and their main functions:

Product Category	Product	Main Functions
Botanical anti-depression and nerve-regulation products
Siberian Ginseng (Acanthopanax) Series:
Siberian Ginseng (Acanthopanax) Tablets
Siberian Ginseng (Acanthopanax) Syrup
Siberian Ginseng (Acanthopanax) Extract(200g)
Siberian Ginseng (Acanthopanax) Extract(338g)

Antidepressant properties: Regulation of nervous excitation and inhibition; calm and inhibit spontaneous activities; improve sleep and anticonvulsant properties

Improve blood properties: Improve blood flow, blood lipid profile and blood viscosity; prevent and improve cerebral thrombosis, hyperlipidemia, hypotension (low blood pressure), coronary heart disease, diabetes, leukopenia, and gonadotrophic dilation of blood vessels

	Tianma Series: Tianma Pills (sugar coated, 48 tablets) Tianma Pills (sugar coated, 100 tablets)	Dispel coldness; relieve pain and headache caused by blood supply shortage and blood stasis

	Compound Yangjiao Tablets (sugar coated, 50 tablets)	Relieve pain from migraines, vascular headaches, tension headaches and nervous headaches

Biopharmaceutical products	Shark Vital Capsules	Improve the cerebral and cardiovascular oxygen supply; resist radiation; increase white blood cells; and prevent cancer

Botanical antibiotics and traditional OTC Chinese medicines	Banlangen Granules	Antiviral (anti-influenza) and broad-spectrum antibiotic

	Compound Honeysuckle Granules	Antiviral; antibacterial; and anti-inflammatory

	Shengmai Granules	Regulate blood flow; strengthen heart beat; and improve the immune system and blood quality

The following table reflects the approximate sales, before sales rebates, of our three product categories during the fiscal years ended October 31, 2009 and 2008:

	2009			2008			Change (2009 – 2008)
Product Category	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales
Botanical anti-depression and nerve-regulation products	567	40,748	78.0	485	32,468	76.0	82	8,280	25.5
Biopharmaceutical products	13	5,803	11.1	16	7,249	17.0	(3)	(1,446)	(19.9)
Botanical antibiotics and traditional OTC Chinese medicines	147	5,709	10.9	114	2,987	7.0	33	2,722	91.1
Total	727	52,260	100.0	615	42,704	100.0	112	9,556	22.4

Botanical anti-depression and nerve-regulation products

Botanical anti-depression and nerve-regulation products contributed approximately $40,748 thousand to our revenue in 2009 ($32,468 thousand in 2008) and accounted for approximately 78.0% of total product sales in 2009 (76.0% in 2008).

Siberian Ginseng (Acanthopanax):

Acanthopanax, which is known in the United States as Siberian Ginseng, has been used for centuries in China.  According to Chinese Pharmacopoeia, it has numerous medical efficacies including, improving kidney and spleen function; tranquilizing the mind (anxiolytic effect), improving appetite; decreasing pain (analgesic effect); and improving sleep quality.  In addition, further pharmacologic studies and clinic trials conducted over the medical efficacies of Siberian Ginseng (Acanthopanax) have shown additional benefits, including:

•	Antidepressant

Regulating the nervous system: Siberian Ginseng (Acanthopanax) not only improves the excitation process of the central nervous system but also the inhibition process, making it more efficient. It also helps to balance the two processes to improve human intellectual and physical functions. (Source: "Chinese Medicine Information" - Microbiology Teaching and Research Section of Suzhou Medical College)

Treating neurasthenia: Siberian Ginseng (Acanthopanax) can significantly reduce the symptoms of neurasthenia; improves insomnia, restless sleep, heart palpitations, forgetfulness, and fatigue. (Source: “Chinese patent medicine studies” Acanthopanax research situation at home and abroad - Traditional Chinese Medicine Research Section of Heilongjiang Institute of Chinese Medicine)

Treating insomnia: Siberian Ginseng (Acanthopanax) has been proven to be effective in treating hypochondria and depression caused by insomnia and nerve dysfunction by an increasing number of scientific research departments and national institutions. There is a natural link between insomnia and depression. “Junk sleep” will lead to restlessness, low spirits and decreased work quality. Although hypochondria and depression can be attributed to external stimulus, stress and other factors, they are mainly attributed to nerve dysfunction and are classified as a psychiatric illness. (Source: “Insomnia and depression treatment website” http://www.shimianyiyu.net)

•
Threat cerebrovascular and cardiovascular disease. Siberian Ginseng (Acanthopanax) has positive effects on coronary heart disease, angina, high blood pressure and blood pressure regulation. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•	Anti-fatigue.Total Glucosides of Siberian Ginseng (Acanthopanax) has powerful anti fatigue effects that are more effective than Ginseng. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•	Antioxidant. Siberian Ginseng (Acanthopanax) helps to delay the aging process. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•
Strengthening the body: Total Glucosides of Siberian Ginseng (Acanthopanax) promotes fat, sugar and protein metabolism, and regeneration of hepatic (liver) cells; it improves protein and nucleic acid synthesis and strengthens physical performance. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

Tianma Pills and Compound Yangjiao Tablets:

Tianma Pills and Compound Yangjiao Tablets are botanic drugs used to treat headaches and regulate nerves.  Their known benefits and low side-effects have led to them being the top sellers among medication with similar properties in China.

Biopharmaceutical products

Biopharmaceutical products contributed approximately $5,803 thousand to our revenue in 2009 ($7,249 thousand in 2008) and accounted for approximately 11.1% of total product sales in 2009 (17.0% in 2008).

Shark vital capsule is the only products currently in this category. It is a marine biology medicine containing squalene, an extract from shark liver, which is known to have the following effects:   Improve kidney and liver function, reduce cholesterol levels, alleviate occurrence of heart disease, increase leukocyte in blood, relieve fatigue and strengthen the overall immune system.

We plan to introduce Badger oil, a new biopharmaceutical product, which, according to the Chinese Pharmacopoeia, treats burns and scalds, to the market in 2010.

Botanical antibiotics and traditional OTC Chinese medicine

Botanical antibiotics and traditional OTC Chinese medicines contributed approximately $5,709 thousand to our revenue in 2009 ($2,987 thousand in 2008) and accounted for approximately 10.9% of total product sales in 2009 (7.0% in 2008).

In our last quarter of 2009, we introduced Banlangen Granules and Compound Honeysuckle Granules to the market.  As these two products have been widely recognized for their effects in prevention and treatment of common cold and flu, we anticipate that  their sales will increase significantly during the influenza epidemic.

Raw materials and Suppliers

The raw material of Siberian Ginseng (Acanthopanax) based products are effective ingredients extracted from the Siberian Ginseng (Acanthopanax) plant.  In China, about 94% of the wild Siberian Ginseng (Acanthopanax) resources grow in the Heilongjiang Province (Source: Heilongjiang Dongbei net).  Through our arrangement with Dongfanghong Forrestry Bureau, we have the exclusive rights to the wild Siberian Ginseng (Acanthopanax) in Dongfanghong, which represents approximately 70% of the wild Siberian Ginseng (Acanthopanax) resources in China.  Additionally, since 2006, we have been developing our own Siberian Ginseng (Acanthopanax) cultivation base in Dongfanghong, Heilongjiang, China.

Other raw materials and packaging materials are purchased from various independent suppliers, and do not rely on any one supplier.  To ensure consistent quality, we have established long-term relationships with many of our suppliers, ensuring that we have at least ten different suppliers for each type of raw materials.  We chose our suppliers based on criteria such as quality, reputation, price, delivery capacity and GMP certification. In addition, we conduct stringent inspections on each batch of raw material supplied, and perform periodic review of supplier qualifications.

Manufacturing and production facilities

We have three production facilities:  Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant.  The facilities, with a total usable area of over 160 thousand square meters, are capable of producing more than 200 kinds of pharmaceuticals, health food, and functional food in 18 dosage forms, including tablets, capsules (hard and soft), granules, oral liquid, frozen powder injection, powder injection, liquid injection, dropping pills, and ointments.  We also have β-lactams and plant extraction lines and automatic packaging lines.

Our production is in strict compliance with "Good Manufacturing Practice”, or GMP, "Health Food Good Manufacturing Practice" and "Sterile Product Quality Control Norms". We have state of the art automated equipments, precise testing instruments, efficient air conditioning, cleaning systems and modern logistic center for storage and distribution of products.

Quality Assurance

We are committed to delivering high-quality pharmaceutical products, and have set in place comprehensive testing and quality control measures.   We have a quality control team that carrying out quality control procedures in compliance with internal policies, GMP standards and State Food and Drug Administration, or SFDA, regulations.  There are quality checks at every stage of production including testing the quality of raw materials, throughout our manufacturing process and finished products against various criteria such as ingredient composition, weight, physical appearance, and sanitary conditions of the production line.  We also have a pre-arranged emergency plan in the case of adverse effects such as accident treatment process.

Our production facilities comply with pharmaceutical GMP standards.  We employ automated processes and scientific parameters throughout the manufacturing process that are designed to ensure that all our products meet our quality requirements.  We believe that our rigorous testing and inspection procedures have been critical in ensuring that our products are quality products.

Marketing and Product Distribution

We sell substantially all of our products in  the PRC. We have a complex distribution network consisting of over 3,000 distributors and over 70 sales centers across 24 provinces in China. Our products are mainly sold by our distributors to pharmacies, medicine wholesale centers, hospitals and other medical agencies. No single distributor equaled or exceeded 10% of our sales during the fiscal year ended October 31, 2009 and 2008.

Based on our product nature, distribution channel and market practices, we currently mange our sales and distribution network through four departments:

•
General Business Department. This department is mainly responsible for distribution of botanical anti-depression and nerve-regulation products. These products are distributed to provincial distributors, who further distribute the products to local distributors. The local distributors through various sales channels, including hospitals and media marketing methods, will market the products to end consumers.

•
Brand Business Department. This department is mainly responsible for distribution of biopharmaceutical products. These products are distributed to provincial distributors, who further distribute the products to regional drugstores. The provincial distributors usually employ their own sales forces to promote the products and launch promotion campaigns with our support in marketing the products to end consumers.

•
OTC Business Department. This department is mainly responsible for distribution of botanical antibiotics and traditional OTC Chinese medicines. These products are distributed to provincial distributors, who further distribute the products to regional drugstores. The provincial distributors usually employ their own sales forces and launch their own promotion campaigns in marketing the products to end consumers.

•
Allocation Business Department. This department is responsible for bulk distribution of commonly used products. These products are distributed to medical trading centers and major market agents, who further distribute the products to nationwide drugstores and township clinics.

Research and Development

We are committed to developing new products and improving our current products.  During the fiscal year ended October 31, 2009 and 2008, we spent approximately $2,529 thousand and $2,125 thousand, respectively, on research and development.

Aligned with our line of business, our  research and development (“R& D”) are focused on the following:

•	Development of single-plant anti-depression & nerve regulation products;

•	Development of biopharmaceutical products; and

•	Development of OTC product upgrades.

To become an innovative enterprise, we continuously employ young talent to strengthen our research team.  Currently we have established an open and innovative R&D  environment consisting of Proprietary R&D Centers, Cooperation R&D Centers and Post-doctoral Workstations.

•
Proprietary R&D Centers. These centers are responsible for initial research of potential products and development of existing product upgrades. We have comprehensive research and development facilities, including innovative medicine division, standard extractions division, healthcare division, comprehensive division, planning & registration division and mid-phrase test division. In addition, our labs have received government and industry recognitions, namely: “Key Lab on TCM Extractions’” from the Science and Technology Bureau of Heilongjiang Province and “Innovative Medicine Lab” from the Industry Information Committee of Harbin.

•
Cooperation R&D Centers. These centers have established committees consisting of well-know medical professionals in China, who specialize in biopharmaceutical and botanical medicines. The committee guides and advises the execution and direction of R&D projects, as well as evaluates research findings. The Cooperation Centers also work closely with the academic agencies including Institute of Biophysics and Ecological Centre of the Environment in the Chinese Academy of Science; Medical Research Institute of National Navy; Chinese Biochemical Medicine Research Center; Second Army Medical University; China Medicine University; Beijing University of Traditional Chinese Medicine; Heilongjiang Province Chinese Medicine University; Northeast Forestry University and Harbin Medical University.

•	Post-doctoral Workstations. The workstations allow post-doctoral studies on projects that are considered to be valuable to our development.

R & D Strategy

Our strategy  is to be the first brand and industry leader in single-plant drugs for the treatment of depression and nerve-regulation, mainly through development of products from Siberian Ginseng (Acanthopanax) and Schisandra. Our goal is consistent with the following trends:

•	Development of single-plant medicines is one of the three main developments in the pharmaceutical industry; and

•	Antidepressants are one of the best selling drugs in the world.

To implement this strategy, we have established a cultivation base and are focusing our effects to set the industry standard for Siberian Ginseng (Acanthopanax) and Schisandra products.   This cultivation project has received significant support from various government departments, including the Ministry of Science and Technology, Development and Reform Commission.

R&D Achievements

We have received the following recognition for our research and development:

2009	The Siberian Ginseng (Acanthopanax) Polysaccharides products were awarded “Key Products in Heilongjiang Province” by Heilongjiang Science and Technology Office

The “Pollution-Free and Environment-Friendly Extraction Process for Total Alkaloids of Sophora Flavescens and Colorless Sterile Injection against Hepatitis B” project was listed as a Major Intellectual Property Rights Project by Harbin Intellectual Property Bureau.

The “Industrialization of Siberian Ginseng (Acanthopanax) Extraction: Total Glucosides, Total Flavonoids and Polysaccharides” project was listed a special high-tech project by Heilongjiang Development and Reform Commission.

The “Siberian Ginseng (Acanthopanax) Oral liquid” project was listed as a new industrialization special project by Harbin Development and Reform Commission

2008	The “Research on New Siberian Ginseng (Acanthopanax) Anti-depression Drugs” project was listed as a Harbin technological innovation talents project by Harbin Science and Technology Bureau

2007
The “Secondary Development and Industrialization of Genuine Medical Materials Siberian Ginseng (Acanthopanax) Series Products” project was listed as a major provincial-level pre-project by Heilongjiang Development and Reform Commission

Current R & D Projects

•
Siberian Ginseng (Acanthopanax) Development Project. We have been successful in separating effective components of Siberian Ginseng (Acanthopanax), namely total glucosides, total flavonoids and syringin, in particular, syringin has significant effects in the treatment of depression and nerve regulation. We have created a sample of syringin freeze-dried Acanthopanax powder spasmolytic that is currently undergoing pilot test. If successful, this achievement represents great pioneering work in the field of Chinese medicine, and will enhance our competitive edge in this area.

•
Schisandra Integrated Development Project. Schisandra is a wild plant with high medical and health values. Modern studies have shown that Schisandra contains lignin, which has strong effects in treating insomnia. At present, we have successfully completed research on the method of measuring total content of lignin in Schisandra and setting its quality standards. These achievements lay the foundation for advanced development of Schisandra products.

•
Total Alkaloids of Sophora Flavescens Development Project. As a new drug against Hepatitis B, total alkaloids of Sophora flavescens can be used to replace α - interferon, matrine and oxymatrine injections.

Intellectual Property

We rely on intellectual property such as trade secrets and technical innovations, to protect and build our competitive position.

Patents

We are in the process of purchasing two patents: Injection Preparation Method against Hepatitis B (Patent No.: ZL200410043718.5) and Total Alkaloids of Sophora Flavescens Extraction Method (Patent No.: ZL200410043717.0).

Trademarks

We have received from Harbin Renhuang Pharmaceutical Stock Co., Ltd (“Stock Co.”) a perpetual, royalty-free and non-exclusive license and right to use the word “RENHUANG” in our tradename and as a trademark in connection with the sale of our products.  Stock Co. is a company of which Mr. Li Shaoming, our chairman, chief executive officer and president, serves as chairman and is a 50% shareholder.

Growth Strategy

We believe that the rapid growth of Chinese economy, substantial increase in drug spending, aging of the population, increase in diseases related to life style, government support in the pharmaceutical market and gradual application of the health insurance fund, China's pharmaceutical market will have significant potentials.  In particular, we believe the demand for our products in China will increase significantly, based on following:

Global market condition of depression and melancholy

Depression has been recognized as a common mental illness. According to World Health Organization (WHO) officials, 5% of the world population is suffering from depression. In 2002, the WHO identified depression as the world’s fourth largest disease and estimated that depression would be the second largest disease by 2020. What was unexpected was that depression has become the world’s second largest disease (second only to cardio-cerebral vascular disease) after only 6-7 years.

According to official statistics, about 80 million Chinese were suffering from depression at the end of 2008. But it is estimated that the actual number of depression patients (including mild depression patients) has reached more than 200 million. In the past several decades, Chinese diagnostic techniques and treating solutions of depression lagged behind western countries. Chinese people do not have adequate knowledge of this disease. At present, only about 10% of depression patients are getting medical care, far lagging behind world treatment rate. (Source: Analysis and Prospect of China’s Anti-depressant Market in 2009, edited by HDCMR.com, http://www.hdcmr.com/ Source: Medicine Economic News, dated October 30, 2009).

Currently the eight best-selling anti-depressants in the world are: fluoxetine, paroxetine, sertraline, fluvoxamine, venlafaxine, mirtazapine, duloxetine and amitriptyline. Combined, they have 80% market share in the global anti-depression market. However, they are relatively high priced and have numerous adverse side effects.  Siberian Ginseng (Acanthopanax) products, which are botanical medication used to treat depression and nerve-regulation, have minor side effects and are moderate priced.  Therefore we believe they have significant market potentials.

Medical Reform in China

The Chinese government has promised that Renminbi 850 billion will be invested into the national health insurance system by 2011. This plan has been approved by the State Council. The implementation of this plan will give more than 90% of China's population basic health insurance policies, providing better public health and medical services.

On April 6, 2009, the State Council Officially promulgated Opinions of the CPC Central Committee and the State Council on Deepening the Health Care System Reform (final version). "The Opinions" first proposed that basic medical and health institutions will be available to all the people as public products. By 2011, all urban and rural residents will have been covered by this system.  The reform includes:

•
Accelerate the building of basic medical insurance system. The basic medical insurances for urban workers, urban residents and the new type of rural cooperative medical care system for rural residents will cover over 90% of those eligible within three years.

•
Establish national essential medicines system. All essential medicines will be listed in the reimbursement catalog of essential medicine for health insurance. To ensure essential medicine quality, the government will select a number of preferred manufacturers to be the essential medicine suppliers. The selection criteria will include but are not limited to quality, reputation, capacity, qualification, and price.

•
Perfecting the system of health care services at grass-roots levels. The construction of hospitals in counties (including Chinese medicine hospitals), central health clinics in towns and townships, health care clinics in villages in remote regions and community-level medical and health institutions in underdeveloped cities will be enhanced and improved.

•	Promote the gradual equalization of basic public health services. Increase in public health services and improve the funding criteria which will bring broader acceptance of Chinese medicine.

•	Promote the reform of public hospitals. Hospital management system, operation and supervision mechanisms will be reformed to improve service quality of medical institutions.

We believe that many of our products will be listed in the reimbursement catalog of essential medicine for health insurance. In addition, we anticipate that we will be successful in becoming one of China’s essential medicine suppliers as the PRC government moves forward with its reforms in 2010.

Our growth strategy involves maximizing the opportunities that above developments bring and capturing as much of the market share as possible in the process.  To implement this strategy we plan to:

•
Strengthen the dominant position of Siberian Ginseng (Acanthopanax). Siberian Ginseng (Acanthopanax) products have been widely recognized for their benefit in the treatment of depression and nerve-regulation. We hope to strengthen our current market share of Siberian Ginseng (Acanthopanax) products by focusing in related R&D and launching new products into market. In addition, we plan to enhance sales and marketing effects to promote the application of Siberian Ginseng (Acanthopanax) products as alternatives to chemical medicines used to treat depression and nerve-regulation.

•
Expand our Siberian Ginseng (Acanthopanax) cultivating bases and adopt scientific management, gradually improving quality standards of Siberian Ginseng (Acanthopanax). This would enable us to be the standards-maker of Siberian Ginseng (Acanthopanax) and provide us with a competitive edge over our competitors.

•
Reduce distribution costs through use of direct sales system: We intend to gradually switch the sales method of our key products from the current agency system to a direct sales system. We believe that moving to a direct sales system will reduce distribution cost and increase our profit margins. In addition, it is expected that once certain drugs become essential government procurement drugs, the sales of these drugs will also be part of our direct sales system.

Competition

We face competition from pharmaceutical manufacturers producing the same type of pharmaceuticals.  Our competitors vary by product categories:

Botanical anti-depression and nerve-regulation products

As a result of controlling significant wild Siberian Ginseng (Acanthopanax) resources, and our achievements on Siberian Ginseng (Acanthopanax) research, we have become the main manufacturer of these products, with over than 50% market share. Our major competitors are Heilongjiang Gerun Pharmaceutical Co., Ltd. and Harbin Shengyuan Biological Engineering Co., Ltd. We intend to further develop this market and strengthen our leadership position.

Biopharmaceutical products

We are the main Shark Vital Capules manufacturer in China, with a market share of 67%. Our major competitors are Beijing Saishali Biotechnology Research Center and Shantou Xianle Pharmaceuticals Co., Ltd.

We have a number of competitive advantages over our competitors, primarily:

•	Lower production costs: We purchase our raw materials directly from Australia at prices which we believe are lower than competitors, who mostly purchase from coastal areas in China; and

•
Solid customer bases: We have accumulated a large and firm hospital customer and sales base as a result of our early entry into this biopharmaceutical market and having our products recognized for their excellent quality, mainly as a result of past clinical trials.

Botanical Antibiotics and traditional OTC Chinese medicines

Our Banlangen Granules have a market share of 13%.  Our major competitors are Guangzhou Baiyunshan Hutchison Whampoa Chinese Medicine Co., Ltd. and Guangzhou Xiangxue Bio-Medical Engineering Co., Ltd.

Our Compound Honeysuckle Granules have a market share of 13%. Our major competitors are Hebei Guojin Pharmaceutical Co., Ltd. and Shiyitang Pharmaceutical Factory of Harbin Pharmaceutical Group.

Our Shengmai Granules have a market share of 37%. Our major competitors are Hebei Meibao Pharmaceutical Co., Ltd. and Guangxi Nanjing Weiwei Pharmacy Co. Ltd.

We are aware that the main competitive factors in selling products are quality, price and product awareness. We believe that we have corresponding advantages in all of these factors.

Government Regulation

We are regulated under national, provincial and local laws in China. The following information summarizes aspects of those regulations that apply to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, provincial and local levels in China are subject to change. To date, compliance with governmental regulations has not had a material impact on our earnings or competitive position, but, because of the evolving nature of such regulations, we are unable to predict the impact such regulation may have in the foreseeable future.

Our products are subject to regulatory controls governing pharmaceutical products. As a developer, manufacturer and distributor of pharmaceuticals, we are subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the PRC State Food and Drug Administration, or SFDA. The “Law of the PRC on the Administration of Pharmaceuticals,” as amended on February 28, 2001, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China. Its implementation regulations set out detailed implementation rules with respect to the administration of pharmaceuticals in China.

Pharmaceutical Manufacturer

As a manufacturer of pharmaceutical products and raw materials, we are subject to continuing regulation by the SFDA. We have obtained “Good Manufacturing Practice” (GMP) certifications from SFDA to produce pharmaceutical products and raw materials in China for all of our manufacturing facilities.  The GMP certification criteria include institution and staff qualifications, production premises and facilities, equipment, raw materials, hygiene conditions, production management, quality controls, product distributions, maintenance of sales records and manner of handling customer complaints and adverse reaction reports. In addition, we have obtained pharmaceutical manufacturing permits from the provincial food and drug administration.

Approval and Registration of Pharmaceutical Products

All our products have received medicine registration approval from SFDA, which approves their manufacturing with a national standard.

Price Controls

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs and those pharmaceuticals whose production or trading are deemed to constitute monopolies, are subject to price controls in the form of fixed prices or price ceilings. The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission, or the NDRC, and provincial and regional price control authorities.  Price controls did not have a material impact on our product pricing.

Reimbursement Under the National Medical Insurance Program

According to the PRC National Bureau of Statistics, as of December 31, 2008, over 317 million people in China were enrolled in the National Medical Insurance Program. Most program participants are urban residents who are currently employed or retired. Participants of the National Medical Insurance Program are eligible for full or partial reimbursement of the cost of medicines included in the national Medical Insurance Catalog.  Currently, around 74% of our products are on the Medical Insurance Catalog.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating facilities have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that the operations are in compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Employees

As of October 31, 2009, we have approximately 600 full-time employees; over 85% of whom are graduates from technical colleges, universities or higher schools, including bachelor, master, doctoral and post-doctoral qualifications.   We have around 50 people in management positions, around 35 people in research and development, around 480 people in the production, storage and distribution, and around 35 people in the marketing and sales (excluding our 3,000 distributors in over 70 sales centers across 24 provinces in China).

Financial Information about Segments and Geographic Areas

We operate and manage our business as a single segment.  As we primarily generate our revenue from customers in the PRC, no geographical segments are presented.

Corporate Information

Our principal executive office is located at No. 218, Taiping, Taiping District, Harbin, Heilongjiang Province, P.R. China 15050. Our telephone number at that address is 86-451-5762-0378. Our website address is www.renhuang.com. The information on our website is not a part of this Annual Report.

Item 1A.  Risk Factors.

Investment in our common stock involves risk.  You should carefully consider the risks we describe below before deciding to invest.  The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  In assessing these risks, you should also refer to the other information included in this Annual Report, including our consolidated financial statements and the accompanying notes.  You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen.  This discussion contains forward-looking statements.

Risks Related to our Business

Our products may not achieve or maintain widespread market acceptance.

Success of our products is highly dependent on market acceptance.  We believe that market acceptance of our products will depend on many factors, including:

•	the perceived advantages of our products over competing products and the availability and success of competing products;

•	the effectiveness of our sales and marketing efforts;

•	our product pricing and cost effectiveness;

•	the safety and efficacy of our products and the prevalence and severity of adverse side effects, if any; and

•	publicity concerning our products, product candidates or competing products.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective or otherwise render our products obsolete, we may experience a decline in the demand for our products. If we are unable to market and sell our products successfully, our business, financial condition, results of operation and future growth would be adversely affected.

Our future research and development projects may not be successful.

The successful development of pharmaceutical products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for new products for which we may obtain an approval certificate is long.

There is no assurance that our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products.  These risks are greater for our products that receive regulatory approval for commercial sale. Even if a product were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulted from the use of our products. While to date no material claim for personal injury resulting from allegedly defective products has been brought against us, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations.

We face substantial competition in connection with the marketing and sale of our products.

Our products compete with products with similar medical efficacy in similar market areas. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than us, and have products that have gained wide customer acceptance in the marketplace. The pharmaceutical industry is also characterized by the frequent introduction of new products. We may be unable to compete successfully or our competitors may develop products which have greater medical efficacy or gain wider market acceptance than ours.

Our chairman and chief executive officer currently owns approximately 48% of our common stock and has the ability to prevent certain types of corporate actions, to the detriment of other stockholders.

Mr. Li Shaoming (our chairman and chief executive officer) owns 17,850,000 shares of our common stock, which represents approximately 48% of our outstanding shares of common stock. Mr. Li is able to exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and determination of significant corporate actions. This concentration of ownership could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

We have entered into and will continue to enter into transactions with related parties.

During the normal course of business, we have sold goods to Heilongjiang Renhuang Pharmaceutical Limited.  In addition, we leased property and a plant from, and entered into purchase agreements to acquire land use rights, property and plant and two production patents from Harbin Renhuang Pharmaceutical Stock Co., Ltd (“Stock Co.”). Our major shareholder and sole director, Mr. Li Shaoming, is a major shareholder of Heilongjiang Renhuang Pharmaceutical Limited and a 50% shareholder of Stock Co.  Although we believe that our transactions with Heilongjiang Renhuang Pharmaceutical Limited and Stock Co., are, on the whole, no more favorable, and no less favorable, than those available from unaffiliated third parties, we currently do not have any independent directors to approve such transactions.  We anticipate that we will continue to enter into transactions with Heilongjiang Renhuang Pharmaceutical Limited and Stock Co. in the future.

We may not be able to manage our expansion of operations effectively.

We anticipate significant continued expansion of our business to address growth in demand for our products, as well as to capture new market opportunities. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. Furthermore, we need to maintain and expand our relationships with our customers, suppliers and other third parties.  In addition, the success of our growth strategy depends on a number of internal and external factors, such as the expected growth of the pharmaceutical market in China and the competition from other pharmaceutical companies. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our future liquidity needs are uncertain and we may need to raise additional funds in the future.

We may, from time to time, need to raise funds as part of our business operations, such as to devote financial resources to research and development of projects that we believe to have significant commercialization potential, acquisition or construction of manufacturing facilities.  We cannot assure you that our revenues will be sufficient to meet our operational needs and capital requirements. If we need to obtain external financing, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Our future liquidity needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

The retail prices of certain of our products are subject to control, including periodic downward adjustment, by PRC government authorities.

Certain of our pharmaceutical products, primarily those included in the national and provincial Medical Insurance Catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. As such, the retail prices for certain of our pharmaceutical products can be adjusted downward or upward from time to time.  If the retail prices our products are reduced by the government, our business or results of operations may be adversely affected.

Our results of operations may be affected by fluctuations in availability and price of raw materials.

The raw materials we use are subject to price fluctuations due to various factors beyond our control, including, among other pertinent factors:

•	increasing market demand;

•	inflation;

•	severe climatic and environmental conditions;

•	seasonal factors, and

•	changes in governmental regulations and programs.

We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset the increase costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

Extensive regulation of the pharmaceutical manufacturers industry in China could increase our expenses resulting in reduced profits

We are subject to extensive regulation by various governmental authorities in jurisdictions in which our products are manufactured or sold, regarding the processing, packaging, storage, distribution and labeling of our products.  Our processing facilities and products are subject to periodic inspection by national, provincial and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all permits and licenses relating to our operations.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. and failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•           unforeseen safety issues;

•           determination of dosing issues;

•           lack of effectiveness during clinical trials;

•           slower than expected rates of patient recruitment;

•           inability to monitor patients adequately during or after treatment; and

•           inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we (or SFDA), may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory bodies find deficiencies in our investigational new drug, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

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

Physicians, patients and other end consumer may abandon existing or choose not to accept and use our new drugs.

Physicians and patients may not accept and use our products. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;

•	cost-effectiveness of our product relative to competing products; and

•	effectiveness of marketing and distribution efforts by us and distributors, if any.

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

We do not have patent protection and is subject to substantial competition.

We are currently in the process of purchasing two patented production techniques, but we currently have no patent protection for any of our products. Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for our products.  As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous to or lower than those manufactured and sold by us.  Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to ours at a lower cost.

If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if such clearances or approvals are delayed, we will be unable to distribute our products in a timely manner, or at all, which could significantly disrupt our business and materially and adversely affect our sales and profitability.

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business. For a significant portion of our products, we need to obtain and renew licenses and registrations with the PRC State Food and Drug Administration, or SFDA, and its equivalent in other markets. The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

In particular, as we enter foreign markets, we lack the experience and familiarity with both the regulators and the regulatory systems, which could make the process more difficult, more costly, more time consuming and less likely to succeed.

If we are unable to effectively and efficiently improve and maintain our controls and procedures, there could be a material adverse effect on our operations or financial results.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources, especially as we grow into other markets. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are currently reviewing and further documenting our internal control procedures. We expect to devote significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, we determined that our controls and procedures needed to be improved to ensure that the information required to be disclosed by us in the reports that we file and furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and regulations. The material weakness we have found include the failure to complete documentation of controls placed in operation to adequately address our financial reporting risks.  In addition, we have failed to timely file our periodic reports.

Compliance with rules and regulations concerning corporate governance may be costly, which could harm our business.

We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements. The Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the Securities and Exchange Commission regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with these rules and regulations has increased our legal and financial compliance costs, which have had, and may continue to have, an adverse effect on our profitability.

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

We rely on key executive officers and their knowledge of our business and technical expertise would be difficult to replace.

Our success is dependent, to a large extent, on our ability to retain the services of our executive management, who have contributed to our growth and expansion to date. Our chairman, Mr. Li Shaoming, has been, and will continue to be, instrumental to our success. Accordingly, the loss of his services, without suitable replacements, will have an adverse effect on our business generally, operating results and future prospects.

In addition, the loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

Our holding company structure may hinder the payment of dividends.

Renhuang has no direct business operations, other than its ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us due to restrictive covenants in agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions applicable to our subsidiaries. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Risks Related to Doing Business in China

Our manufacturing plants are located in China and our pharmaceutical and medical products production, sale and distribution are subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are: (i) level of government involvement in the economy; (ii) control of foreign exchange; (iii) methods of allocating resources; (iv) balance of payment positions; (v) international trade restrictions; and (vi) international conflict. Additionally, as a manufacturer of pharmaceutical and medical products located in China, we are a state-licensed company and facility and subject to Chinese regulations and laws. The Chinese government has been active in regulating the pharmaceutical industry. If we were to lose our state-licensed status we would no longer be able to manufacture pharmaceuticals in China, which is our sole operation.

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

The Chinese legal system may have inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

We are subject to oversight at the provincial and local levels of government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our ability to achieve compliance. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located outside of the United States and most of our officers and directors will reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws of the United States. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws of the United States.

National, provincial and local governments have established many regulations governing our business operations.

We are also subject to numerous national, provincial and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications and regulatory approvals from healthcare agencies. We are subject to laws and regulations governing our relationship with our employees including: wage requirements, limitations on hours worked, working and safety conditions, citizenship requirements, work permits and travel restrictions. These local labor laws and regulations may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our facilities in the PRC, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation. These regulations can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

The PRC currency is not a freely convertible currency and fluctuations in the exchange rate between the PRC currency and the U.S. dollar could adversely affect our operating results.

The PRC currency, the “Renminbi” or “RMB,” is not a freely convertible currency. We rely on the PRC government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. This substantial regulation by the PRC government of foreign currency exchange may restrict our business operations and a change in any of these government policies could negatively impact our operations, which could result in a loss of profits.

The functional currency of our operations in China is the Renminbi. However, results of our operations are translated at average exchange rates into U.S. dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not currently use hedging techniques, and any hedging techniques which we may use in the future, may not be able to eliminate and may exacerbate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

We are subject to various tax regimes, which may adversely affect our profitability and tax liabilities in the future.

Renhuang is incorporated in the U.S. and has subsidiaries and other operations in the PRC and the British Virgin Islands. We will be subject to the tax regimes of these countries. Although virtually all of Renhuang’s profits will be earned outside of the U.S., under U.S. tax laws Renhuang’s earnings generally will be subject to U.S. taxation, because U.S. companies are generally taxed on their world-wide income. This may be true even if Renhuang does not repatriate any of its foreign earnings to the U.S. For certain types of income (generally, income from an active trade or business), U.S. companies are not required to pay tax on that income until they repatriate those earnings to the U.S. (such as for use in paying dividends or repurchasing shares). As a result, repatriation of earnings would trigger more immediate tax obligations. As a result of the imposition of U.S. taxes, Renhuang’s after-tax profits could decrease and could be below the level that would have been obtained if Renhuang were incorporated outside the U.S. The amount of taxes payable in the U.S. generally depends on the profitability of our various operations and the application of available tax credits and tax treaties. We are not currently receiving the benefit of any U.S. tax credit, and we are not currently conducting a material amount of business in a country with an advantageous tax treaty. Since the effect of tax credits and tax treaties depends on the profitability of operations in various jurisdictions, the amount of our tax will vary over time as we change the geographic scope of our activities. However, for the near term we expect that our total tax rate will be significantly influenced by the taxes we pay in China, so that our total tax obligation might decrease as a result of favorable tax treatment in China even though we were subject to additional U.S. taxes. In the future, Renhuang may pay significantly higher taxes than we have paid historically. In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Renhuang’s profitability and tax liabilities in the future.

Because Chinese law will govern almost all of our material agreements, we may not be able to enforce our legal rights internationally, which could result in a significant loss of business, business opportunities, or capital.

Chinese law will govern almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Related to our Securities

The market price of our shares is subject to significant price and volume fluctuations.

The price of our common shares may be subject to wide fluctuations due to variations in our operating results, news announcements, our limited trading volume, general market trends both domestically and internationally, currency movements, sales of common shares by our officers, directors and our principal stockholders, and sales of common shares by existing investors. Certain events, such as the issuance of common shares upon the exercise of our outstanding stock options, could also materially and adversely affect the prevailing market price of our common shares. Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies. In addition, a change in sentiment by U.S. investors for China-based companies could have a negative impact on the stock price. These fluctuations may materially and adversely affect the market price of our common shares and the ability to resell shares at or above the price paid, or at any price.

Our Articles of Incorporation authorize our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the Pink Sheet OTC, or the Pink Sheets, an electronic quotation service for securities traded OTC.  Our common stock is thinly traded compared to larger, more widely known companies.  Thinly traded common stock can be more volatile than common stock trading in an active public market.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

We do not expect to pay dividends.

We expect to apply our future earnings, if any, toward the further expansion and development of our business. The likelihood of us paying dividends is further reduced by the fact that, in order to pay dividends, we would need to repatriate profits earned outside of the U.S., and in doing so those profits generally would become subject to U.S. taxation. Thus, the liquidity of your investment is dependent upon your ability to sell your shares at an acceptable price, rather than receiving an income stream from your investment. The price of our stock may decline and fluctuations in market price coupled with limited trading volume in our shares may limit your ability to realize any value from your investment, including recovering the initial purchase price.

“Penny Stock” rules may make buying or selling our common stock difficult, and severely limit its market and liquidity.

Trading in our common stock is subject to certain regulations adopted by the SEC, commonly known as the “penny stock” rules. Our common shares qualify as “penny stocks” and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such common shares in the aftermarket. “Penny stock” rules govern how broker-dealers can deal with their clients and with “penny stocks”. For sales of our common stock, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale of stock to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in our common stock, which could severely affect its market price and liquidity. This could prevent you from reselling your shares and could cause the price of the shares to decline.

Item 1B.  Unresolved Staff Comments.

Because we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, this Item 1B is not applicable.

Item 2.  Properties.

We lease our principal executive offices located at No. 281 Taiping Road, Taiping District, Harbin, Heilongjiang Province, 150050, China, our Ah City Natural and Biopharmaceutical plant and our Dongfanghong Pharmaceutical plant from Stock Co., a company 50% owned by Mr. Li Shaoming, our chairman, chief executive officer and president. The lease is a total of 105,416 square foot office space, with approximately 15,000 square feet used for executive offices and approximately 90,000 square feet used for production and inventory. The lease is year-to-year lease, with a monthly rent of $51,345.

On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $23,472,000. Pursuant to the purchase agreement, a payment of $14,670,000 was made to Stock Co., in October 2009 with a final payment of $8,802,000 due by December 31, 2011, at which time title for the assets will be transferred.

We lease a 970 square foot office space in Harbin, Heilongjiang Province from a third party with a current monthly rent of $10,514. This lease is from May 1, 2007 to April 30, 2011.

We own our Qingyangnatural Extraction plant.

Upon expiration of our current leases, we believe that we will be able to either renew our existing leases or arrange new leases in nearby locations on acceptable terms. We believe that these properties are adequately covered by insurance.

We believe that our facilities are suitable for our current operations.  As part of our growth strategy, we plan to expand our production capacity at our current facilities and to acquire and construct new facilities in the future.

Item 3.  Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of its operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. As of January 21, 2010, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the last quarter of the fiscal year ended October 31, 2009, no matters were submitted to a vote of our security holders, through the solicitation of proxies.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheet OTC Markets, under the symbol “RHGP.”  Prior to being quoted on the Pink Sheets OTC Markets, our common stock was quoted on the OTC Bulletin Board.  At January 21, 2010 there were 37,239,536 shares of common stock issued and outstanding that were held by approximately 80 stockholders of record.  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the Pink Sheet OTC Market or OTC Bulletin Board.  The following prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended October 31, 2008:
1st Quarter	$2.66	$1.21
2nd Quarter	$1.79	$0.65
3rd Quarter	$2.14	$0.80
4th Quarter	$1.05	$0.20

Year Ended October 31, 2009:
1st Quarter	$0.65	$0.16
2nd Quarter	$0.51	$0.16
3rd Quarter	$0.69	$0.20
4th Quarter	$1.69	$0.50

Dividend Policy

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future.  Payment of dividends to our shareholders would require payment of dividends by our PRC subsidiaries to us.  This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the US.  Under current PRC law, the conversion of Renminbi into foreign currency generally requires government consent.   Further, government authorities may impose restrictions that could have a negative impact in the future on the conversion process or on our cash needs, which, in turn, affects our ability to pay cash dividends to our shareholders.  Although our subsidiary’s classification is WFOE under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so.  Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

Recent Sales of Unregistered Securities

On May 15, 2009, we sold an aggregate 2,142,856 shares of common stock at a purchase price of $0.70 per share and three year warrants to acquire an aggregate of 1,071,428 shares of common stock at an exercise price of $0.875 per share to Allied Merit International Inc. and Griffin Ventures Ltd. for $1.5 million which was received on August 7, 2009.  The securities were issued under exemptions from registration pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended (“1933 Act”). Griffin Ventures Ltd. represented it was an accredited investor as that term is defined in Regulation D under the 1933 Act.  Allied Merit International Inc. represented it was a non U.S. person as that term is defined in Rule 902 of Regulation S under the 1933 Act.  No underwriter or placement was engaged in connection with the above issuance and no commissions were paid.

Item 6. Selected Financial Data

Because we are a smaller reporting company, this Item 6. is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors.”

Overview

We are a high-tech enterprise engaged in the development, manufacturing, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China. We have three GMP certified production facilities, Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant, capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to botanical anti-depression and nerve-regulation products, biopharmaceutical products, and botanical antibiotic and traditional OTC Chinese medicines.  Botanical anti-depression and nerve-regulation products account for over 50% of our revenues and we intend to strengthen our developments in this area.  We have a distribution network of over 3,000 distributors and over 70 sales centers across 24 provinces in China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
Pharmaceutical Industry Growth.  We believe the market for pharmaceutical products in China is growing rapidly driven by China’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in China.  We expect these factors to continue to drive industry growth.

•
Production Capacity. We believe much of the pharmaceutical market in China is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. In 2009 the demand for our products that treat depression, melancholy and regulate nerves, increased and we were able to increase our production of such products to capture much of this growth. We believe our facilities with the ability to manufacture 18 dosage forms and over 200 products will allow us to capture future market growth and increase our revenue and market share accordingly.

•
Perceptions of Product Quality. We believe that rising health concerns in China have contributed to a greater demand for health-care products with perceived health benefits.  We believe many consumers in China tend to prefer natural health care products with, we believe, limited side effects.  Accordingly, we believe our reputation for quality and leadership position in a number of our products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

•
Raw Material Supply and Prices.  The per unit costs of producing our products are subject to the supply and price volatility of raw materials, which are affected by various market factors such as market demands, fluctuations in production and competition.

•	Expenses Associated with Research and Development. In order enhance our existing products and develop new products for the market, we have devoted significant resources to R&D.

Results of Operations

The following table sets forth certain information regarding our results of operation.

	Years Ended October 31
	2009	2008
	($ in thousands)
Statements of Operations Data
Sales, net	43,411	34,475
Cost of goods sold	20,311	15,981
Gross profit	23,100	18,494
Operating and administrative expenses
Sales and marketing	3,650	3,318
General and administrative	2,117	2,878
Research and development	2,529	2,125
Other income	43	118
Income from operation before income tax expenses	14,847	10,291
Income tax expenses	-	-
Net income	14,847	10,291
Other comprehensive income:
Cumulative currency translation adjustments	66	2,392
Total comprehensive income	14,913	12,683

Comparison of Years Ended October 31, 2009 and 2008

Total Comprehensive Income
Total comprehensive income increased by approximately $2,230 thousand, or 17.6%, from approximately $12,683 thousand in 2008 to approximately $14,913 thousand in 2009.  This increase was primarily attributable to an increase of approximately $8,936 thousand, or 25.9%, in sales, and a decrease of approximately $761 thousand, or 26.4% in general and administrative expenses offset in part by an increase of approximately $4,330 thousand, or 27.1%, in cost of goods sold and an increase of approximately $332 thousand, or 10.0%, in sales and marketing expenses, an increase of approximately $404 thousand, or 19.0%, in research and development expenses, and a decrease of $2,326 thousand, or 97.2% in cumulative currency translation adjustments.  Our gross profit margin decreased from 53.6% in 2008 to 53.2% in 2009.

Sales
Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products;  Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $8,936 thousand, or 25.9%, from approximately $34,475 thousand in 2008 to approximately $43,411 thousand in 2009.  This increase in sales was primarily attributable to increased demand and strong market acceptance of our products as a result of our marketing efforts,  in addition to price increase for a number of our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged 17% and 19% of sales for the year ended October 31, 2009 and 2008, respectively.  Sales rebates are netted against total sales.

The following table sets forth information regarding the sales of our principal products before sales rebate during the fiscal years ended October 31, 2009 and 2008:

	2009			2008			2009 over 2008
Product name	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales

Siberian Ginseng (Acanthopanax) Series	408	28,340	54.3	353	22,504	52.7	55	5,836	25.9
Tianma Series	68	5,127	9.8	53	3,863	9.0	15	1,264	32.7
Compound Yangjiao Tablets	91	7,281	13.9	79	6,101	14.3	12	1,180	19.3
Shark Vital Capsules	13	5,803	11.1	16	7,249	17.0	(3)	(1,446)	(19.9)
Shengmai Granules	104	3,621	6.9	114	2,987	7.0	(10)	634	21.2
Banlangen Granules	12	306	0.6	-	-	-	12	306	100.0
Compound Honeysuckle Granules	31	1,782	3.4	-	-	-	31	1,782	100.0
Total	727	52,260	100.0	615	42,704	100.0	112	9,556	22.4

In the last quarter of 2009, we introduced two new products to the market, Banlangen Granules and Compound Honeysuckle Granules, both of which have well accepted anti-viral qualities, and were in great demand during the H1N1 pandemic.   In 2009, we also experienced an increase in the average sales price per pack of our products, as demonstrated in the table below:

	2009	2008
Sales revenues (in thousands)	$52,260	$42,704
Total sales quantity (pack in thousands)	727	615
Average selling prices/pack (in thousands)	$71.88	$69.44

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series and Shengmai Granules as demonstrated in the following table, which reflects the average sales price per pack by product for 2009 and 2008 and the percentage change in the sales price per pack.

	Average Price Per Pack
Product	2009	2008	Percentage Change
Siberian Ginseng (Acanthopanax) Series	$69.29	$63.75	8.7
Tianma Series	75.16	72.77	3.3
Compound Yangjiao Tablets	80.18	77.63	3.3
Shark Vital Capsules	462.26	447.56	3.3
Shengmai Granules	34.86	26.20	33.1
Banlangen Granules	26.06	-	100.0
Compound Honeysuckle Granules	57.12	-	100.0
Total	$71.88	$69.44	3.5

We expect the demand for our products will continue to increase as a result of gaining greater market acceptance, in particular the benefits of our Siberian Ginseng (Acanthopanax) Series in treating depression and nerve-regulation.  Further, we believe many of our products will be listed in the reimbursement catalog of essential medicine for health insurance. In addition, we anticipate that we will be successful in becoming one of China’s essential medicine suppliers as the PRC government moves forward with its Health Reforms in 2010.

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs shipping and handling costs for the products sold.  Cost of goods sold increased approximately $4,330 thousand, or 27.1%, from approximately $15,981 thousand in 2008 to approximately $20,311 thousand in 2009.  This increase was primarily attributable to increase in products sold and increases in certain raw material prices such as sugar.

Although we anticipate that the cost of goods will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2010.  We anticipate that beyond 2010, our price for raw materials and other production costs  will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase our costs of good sold.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses.  Our total operating expenses decreased by approximately $25 thousand, or 0.3%, from approximately $8,321 thousand in 2008 to approximately $8,296 thousand in 2009.

Sales and Marketing.  Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel.    Sales and marketing expenses increased approximately $332 thousand, or 10.0%, from approximately $3,318 thousand for 2008 to approximately $3,650 thousand for 2009.  This increase was primarily attributable to an increase of approximately $436 thousand, or 13.8%, in advertising expenses.  Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout China and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, benefits, share-based compensation, and professional service fees.  General and administrative expenses decreased by approximately $761 thousand, or 26.4%, from approximately $2,878 thousand for 2008 to approximately $2,117 thousand for 2009.  This decrease was primarily attributable to decrease of approximately $243 thousand, or 100.0%, in allowance for receivables since there was no additional allowance in 2009.  General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Research and Development. Our research and development expenses consist primarily of salary, equipment rental expenses, and Siberian Ginseng (Acanthopanax) cultivation related expenses.  Research and development expenses increased approximately $404 thousand, or 19.0%, from approximately $2,125 thousand for 2008 to approximately $2,529 thousand for 2009.  This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products.  Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $4,556 thousand, or 44.3%, from approximately $10,291 thousand in 2008 to approximately $14,847 thousand in 2009.

Income Tax Expenses
We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the years of 2009 and 2008, our PRC subsidiary was granted a tax holiday and is entitled to full exemption from enterprise income taxes of 25%.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $2,326 thousand, or 97.2%, from approximately $2,392 thousand in 2008 to approximately $66 thousand in 2009.

Liquidity and Capital Resources

We had retained earnings of approximately $35,587 thousand and $21,245 thousand as of October 31, 2009 and 2008, respectively.  As of October 31, 2009, we had cash and cash equivalents of approximately $8,112 thousand and total current assets of approximately $34,661 thousand.  As of October 31, 2009, we had a working capital surplus of approximately $31,969 thousand.   We believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary cash flow information is as follows:

	Year ended October 31
Net cash provided by (used in):	2009	2008
	($ in thousands)
Operating activities	13,068	(1,228)
Investing activities	(16,221)	(111)
Financing activities	1,500	-

Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities increased approximately $14,296 thousand, from net cash used in operating activities of approximately $1,228 thousand in 2008 to net cash provided by operating activities of approximately $13,068 thousand in 2009.  This increase was primarily attributable to an increase in net income from operations of approximately $4,556 thousand, a decrease in the level of increase in trade receivables of approximately $9,103 thousand as a result of tightened credit terms given to customers, a decrease in the level of increase in inventories of approximately $1,119 thousand, and an increase in value added tax payable of approximately $477 thousand.  This increase was offset in part by an increase in amounts due from related parties of approximately $547 thousand.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $16,110 thousand, from approximately $111 thousand in 2008 to approximately $16,221 thousand in 2009.  This increase was primarily attributable to approximately $14,670 thousand of payments made to purchase the land use right and properties of one of our production facilities from a related party, Stock Co, and approximately $1,467 thousand of payments made to purchase two production patents from Stock Co.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased approximately $1,500 thousand, from $0 thousand in 2008 to approximately $1,500 thousand in 2009.  This increase was attributable to consideration received from Allied Merit International Investments, Inc. and Griffin Ventures Ltd for an aggregate of 2,142,856 shares of the Company’s common stock and 1,071,428 warrants with an exercise price of $0.875 per share.

Outstanding Long-Term Indebtedness

None

Expansion Strategy

We believe the market for pharmaceutical products in China is growing rapidly.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to strengthen our dominant position in the Siberian Ginseng (Acanthopanax) market, expand our Siberian Ginseng (Acanthopanax) cultivating bases and improving the quality standards of Siberian Ginseng (Acanthopanax), and extend our distribution network through internal distribution channels reforms.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to research and development, or acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from continuing operations coupled with such additional financing, if required, should provide sufficient liquidity to meet our expansion needs.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Capital commitments

We have capital commitments for purchase of land use right, property and equipment and resource rights from a related party, Stock Co, of approximately $9,682,200.  We expect to fund this commitment with cash provided from operation.

Contractual Obligations

We lease office premise from a third party, Heilongjiang JiuSanYouZhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with average monthly rental payment of $10,514.  We also lease property and plant from a related party, Stock Co.  The lease is from April 30, 2009 to May 1, 2010, with average monthly rental payment of $51,345.

	Payments due by period
Obligations	Total	1 Year	2 Year	Thereafter
Operating Lease Obligations – Total	$371,154	$371,154	$-	$-
Operating Lease Obligations – Related party	308,070	308,070	-	-
Operating Lease Obligations – Third party	63,084	63,084	-	-

Critical Accounting Policies

The consolidated financial statements include the financial statements of us and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation.

Accounting Judgments and Estimates

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed below. See also Note 2 to the consolidated financial statements for a summary of our principal accounting policies.

Estimates of allowances for bad debts – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.

Estimate of the useful lives of property and equipment – We must estimate the useful lives and proper salvage values of our property and equipment. We must also review property and equipment for possible impairment.

Inventory – We must determine whether we have any obsolete or impaired inventory.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

New Accounting Pronouncements

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, this Item 7A is not applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)  On January 9, 2009, we dismissed Schwartz Levitsky Feldman, LLP (“Schwartz”) as our principal independent accountant.  Schwartz issued an Independent Auditor’s Report for the fiscal year ended October 31, 2007 and the six months ended October 31, 2006.  Schwartz also reviewed the interim financial statements of the Company’s indirect wholly-owned subsidiary, Harbin Renhuang Pharmaceutical Stock Co., Ltd, a company incorporated in the People’s Republic of China, for the six months ended April 30, 2006.

During the fiscal year ended October 31, 2007 and six months ended October 31, 2006, and through January 9, 2009, (i) there were no disagreements between us and Schwartz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Schwartz would have caused Schwartz to make reference to the matter in its reports on our financial statements, and (ii) Schwartz’s reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. During the fiscal year ended October 31, 2007 and six months ended October 31, 2006 and through January 9, 2009, there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

On January 9, 2009, the Board of Directors appointed MSPC, Certified Public Accountants and Advisors A Professional Corporation (“MSPC”) as the principal independent accountant.  Our Board of Directors participated in and approved the decision to change principal independent accountant.

(b)  On January 13, 2010, we dismissed MSPC as our independent registered public accounting firm.

For fiscal year ended October 31, 2008, MSPC issued an audit report on our consolidated balance sheet as of October 31, 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended.  The report of MSPC on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles.

During the fiscal year ended October 31, 2008 and through January 13, 2010, (i) there were no disagreements between us and MSPC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MSPC would have caused MSPC to make reference to the subject matter of disagreement in connection with its reports on the Company’s financial statements, and (ii) there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

On January 13, 2010, we engaged Windes & McClaughry Accountancy Corporation (“W&M”) as our new independent registered public accounting firm. Our Board of Directors recommended, authorized, and approved the decision to dismiss MSPC as our independent registered public accounting firm and to engage W&M to serve as our independent registered public accounting firm.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2009, we carried out an evaluation, under the supervision and with the participation of our  management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  We did not timely file our quarterly reports on Form 10-Q for the quarters ended January 31, April 30, and July 31, 2008 which were filed in January 2010.  In addition, we did not timely file a Form 8-K, Item 4. Non-Reliance on Previously Issued Financial Statement or a Related Audit Report or Completed Interim Review.  Lastly we restated fiscal 2008 financial statements related to the misstatement of sales rebates. Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded material weakness existed and that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended October 31, 2009, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting.

As of October 31, 2009, we have not yet completed documentation of controls placed in operation to adequately address our financial reporting risks.  Accordingly, we have not yet had the opportunity to assess the effectiveness of our procedures to determine whether our internal control over financial reporting is effective.   Further, as discussed above, in light of our failure to timely file our periodic reports, we did not believe that our disclosure controls and procedures were effective at October 31, 2009.  We believe that the foregoing are material weaknesses and, accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2009.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Remediation Plan

We are devoting significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including hiring a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Changes in Internal Controls

Since the third quarter of our 2009 fiscal year, we have begun the implementation of some of the remedial measures described above, including hiring of a new chief financial officer, additional staff, engaging consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, and account reconciliations.  We expect to continue to implement additional financial and management controls, reporting systems and procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table as of January 21, 2010, sets forth the name and age of each member of our board of directors and/or executive officers, the positions and offices held by each of them with us, and the period during which they has served as one of our directors and/or executive officers.  Directors serve until the election and qualification of their successors.   There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships between any of our directors, executive officers, director nominees or significant employees.

Name	Age	Position	Since

Li Shaoming	47	Chairman of the board of directors, Chief Executive Officer, and President	2006
Yan Yi Chen	31	Chief Financial Officer	2010
He Jiang	38	Secretary	2006

Li Shaoming has served as the chairman of the board of directors, chief executive officer and president since founding Harbin Renhuang Pharmaceutical Co. Ltd. in 2006. Mr. Li has more than 20 years experience from the pharmaceutical and finance industry. Mr. Li has been the chairman and chief executive officer of Harbin Renhuang Pharmaceutical Stock Co. Ltd since 1996. From 1984 to 1996, Mr. Li served as vice chairman of Shenzhen Health Pharmaceutical Co. Ltd, a company dedicated to drug research, production, and sales. Mr. Li is a professor at Harbin Business University and Northeastern Agriculture University. Mr. Li also served as vice chairman of Heilongjiang Provincial Chinese Traditional Medicine Association and Heilongjiang Provincial Medicine Association. Mr. Li Shaoming graduated from Central University of Finance and Economics in Beijing, China with a bachelor degree in finance.

Yan Yi Chen has been our chief financial officer since January 13, 2010, replacing Mr. Wang ZuoLiang, who resigned as interim chief financial officer in January 2010.  Ms. Chen has more than 9 years experience in accounting and auditing.  From 2008 to 2009, Ms. Chen served as a financial consultant, specializing in US GAAP and SEC reporting, of Resources Global Professionals.  From 2006 to 2008, Ms. Chen served as an audit manager of PricewaterhouseCoopers Zhong Tian CPAs Limited Company.  Ms. Chen graduated from Victory University of Wellington in 2001 with a bachelor degree in Commerce and Administration, majoring in Commercial law and Accounting, and a Bachelor degree in Science, majoring in Computer science.  Ms. Chen is also a member of the New Zealand Institute of Chartered Accountants.

He Jiang was hired as our as special assistant to the president in 2004 and has served as secretary since 2006. In this role he is in charge of asset management, risk and crisis management, and internal audit. From 2001 to 2004, prior to joining our company, he was the vice general manager of Heilongjiang Tiansheng High Tech Co. Ltd. In this position Mr. Jiang was primarily responsible for managing projects, such as, but not limited to, Clean Coal Projects. He received his Masters degree in Industrial Economics in July, 2004, and his Bachelor degree in Management from Jilin University in 1992.

Board and Board Committees

Our Board consists of one member, Mr. Li.  Previously, during 2009, the Board consisted of two directors consisting of Mr. Li and Mr. Andy Wu.  Mr. Wu resigned on December 22, 2008.  The Board intends to seek additional qualified directors.

Our board of directors has established the following committees:  the Audit Committee and the Compensation Committee.  Although the Audit Committee and Compensation Committee  intend to adopt written charters upon the appoint of other directors, at this time, due to our size and the fact that we have only one director,  our Audit Committee and Compensation Committee do not operate under a written charter .  Mr. Li is the sole director and member of the Audit Committee and the Compensation Committee

Audit Committee Financial Expert

We do not have a director on our Audit Committee who meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Governance Committee and Nominations to the board of directors

 We do not have a separate governance or nominating committee.  Security holders may make written recommendation of  potential nominees by contacting our board of directors.

Code of Ethics

Due to the limited size of the Board and limited administrative staff, at this time, we have not yet adopted a written Code of Ethics.    We intend to adopt one in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge based solely on information publicly available, during the fiscal year ended October 31, 2009, our director and executive officer complied with Section 16(a) filing requirements except for Mr. Andy Wu who resigned on December 22, 2008 and never complied with such  filing requirement.

Item 11. Executive Compensation

Our Compensation Committee, which currently consists of Mr. Li, assists our board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  With the responsibility of establishing, implementing and monitoring our executive compensation program philosophy and practices, our Compensation Committee seeks to ensure that the total compensation paid to our directors and executive officers is fair and competitive.

The following table sets forth information regarding all forms of compensation received by our Principal Executive Officer, Principal Financial Officer and one other executive officers who served in these capacities during the fiscal year ended October 31, 2009 (no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation		Total

Li Shaoming, Chairman of Boar d of Director, Chief Executive Officer, and President	2009	$31,250	$-0-	$-0-	$-0-		$-0-	(1)	$31,250
	2008	$31,250	$-0-	$-0-	$-0-		$-0-	(1)	$31,250
Wang Zuo-Liang*, Interim Chief Financial Officer	2009	$4,500	$-0-	$-0-	$-0-		$-0-		$4,500
	2008	$4,500	$-0-	$-0-	$-0-		$-0-		$4,500
He Jiang, Secretary	2009	$4,500	$-0-	$-0-	$-0	-	$-0-		$4,500
	2008	$4,500	$-0-	$-0-	$-0-		$-0-		$4,500

*Mr. Wang resigned as interim chief financial officer on January 13, 2010.

Employment Agreements

On January 13, 2010, we entered into an employment agreement with Ms. Chen, who became our chief financial officer on that date.  The agreement has a three-year term and provides that Ms. Chen will receive a base salary of approximately $58,700, and will be entitled to receive an option grant under the 2007 Non-Qualified Company Stock Grant and Option Plan to purchase 50,000 shares of our common stock, at an exercise price of $1.00 per share, on the commencement date and on the first and second anniversary thereafter (for a total of 150,000 shares). The options will be subject to a one year vesting starting from each grant date. Ms. Chen is also eligible to receive discretionary bonuses at times and in amounts determined by our Compensation Committee and certain other benefits available to executive officers.

We have no other employment agreements with our executive officers.  Our chairman, chief executive officer and president, Mr. Li receives $31,250 in annual salary and is reimbursed for out of pocket expenses. Our secretary, Mr. Jiang receives $4,500 in annual salary and is reimbursed for out of pocket expenses.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future.  Certain employees of our subsidiary, including Li Shaoming, our chairman, chief executive officer, and president, have pension and healthcare benefits through plans offered by such subsidiary, as required by local Chinese laws.

2007 Non-Qualified Company Stock Grant and Option Plan and 2003 Omnibus Securities Plan

On March 19, 2007, our board of directors approved the 2007 Non-Qualified Company Stock Grant and Option Plan (the “2007 Plan”).   The 2007 Plan is intended to serve as an incentive and to encourage stock ownership by our  directors, officers, and employees, and certain persons rendering service to us, so that such persons may acquire or increase their proprietary interest in our success, and to encourage them to remain in our service.  Under the 2007, up to 200,000 shares of our common stock may be subject to options.

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc.  2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003.  The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees.  The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock.  On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on April 30, of the immediately preceding year.  As of April 30, 2009, the number of shares of common stock outstanding was 35,096,680 making 3,509,668 shares of common stock subject to the 2003 Plan

As of October 31, 2009, there were no options or other financial instruments outstanding under either the 2007 Plan or 2003 Plan.

Board Compensation

There is currently no agreement with Mr. Li, our sole director, for compensation.  Mr. Li is entitled to reimbursement for his travel expenses.  We do not pay additional amounts for committee participation or special assignments of the board of directors.  For the fiscal year ended October 31, 2009, no directors received any compensation for their services as members of the board of directors.

Severance and Change of Control Agreement

As of October 31, 2009, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination.

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2009, none of our named executive officers held any stock options.

Restricted Stock Agreements

We have not entered into any restricted stock agreements with any of our executive employees or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 21, 2010, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of January 21, 2010 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers
Li Shaoming (3)	17,850,000(4)	0	17,850,000	47.93%
He Jiang	0	0	0	0%
Yan Yi Chen	0	0	0	0%
Directors and executive officers as a group (3 persons)	17,850,000(4)	0	17,850,000	47.93%

5% Beneficial Owners
Pi Dianjun – Total Prosperity Company Ltd (5)	3,159,450	0	3,159,450	8.48%
Tuya Wulan – New BVI Co. (6)	2,975,000	0	2,975,000	7.99%
Cheung Yunman – China Wealth Sources Co. (7)	4,278,000	0	4,278,000	11.49%

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes within 60 days.
(2)	Based on 37,239,536 shares of our common stock outstanding as of January 22, 2010.
(3)	The address for this beneficial owner is No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, China 150050.
(4)	Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Li Shaoming.
(5)	Includes 3,159,450 shares of Common Stock owned by Total Prosperity Company Ltd, an entity controlled by Mr. Pi Dianjun.
(6)	Includes 2,975,000 shares of Common Stock owned by New BVI Co., an entity controlled by Mr. Tuya Wulan.
(7)	Includes 4,278,000 shares of Common Stock owned by New China Wealth Sources Co., an entity controlled by Mr. Cheung Yunman.

The following table provides aggregate information as of October 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.  As of October 31, 2009, no shares of our common stock have been reserved for issuance under either the 2003 Omnibus Securities Plan nor 2007 Non-Qualified Company Stock Grant and Option Plan.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity compensation plans approved by security holders	0	$0.00	3,509,678
Equity compensation plans not approved by security holders	0	$0.00	200,000
Total	0	$0.00	3,709,678

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Li Shaoming our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Stock Co.  We lease property and a plant from Stock Co.  Our rental expenses for this lease during the years ended October 31, 2009 and 2008 amounted to $615,594 and $596,024, respectively.

During the years ended October 31, 2009 and 2008, we sold goods in the amount of $430,889 and $0, respectively, to Heilongjiang Renhuang Pharmaceutical Limited, a company in which Mr. Li is a major shareholder.

On October 12, 2009, we through our  wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,472,000.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co., in October 2009 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $8,802,000 is due by December 31, 2011, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as at October 31, 2009.

On September 1, 2009, we through our wholly-owned subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co., to acquire two production patents, for a total consideration of $2,347,200.  Pursuant to the Purchase Agreement, a payment of $1,467,000 was made to Stock Co., in October 2009 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $880,200 is due by December 31, 2010, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as at October 31, 2009.

As of October 31, 2009, we had a net amount due from Stock Co. of $130,199.  The net amount consists of $539,130 of repair and maintenance work performed on property and plant leased from Stock Co. and paid for on Stock Co.’s behalf. This is offset by $408,931 of professional fees in connection with the acquisition of Renhuang China in 2006, paid for by Stock Co. on our behalf.  As of October 31, 2008, we had a net amount due to Stock Co, of $159,664.  This amount consists of $248,762 of repair and maintenance work performed on property and plant leased from Stock Co. and paid for on Stock Co.’s behalf.  This is offset by $408,426 of professional fees in connection with the acquisition of Renhuang China in 2006, paid for by Stock Co. on the Company’s behalf.

Review, Approval or Ratification of Transactions with Related Persons

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law.  Such transactions require the approval of our board of directors.  The above related party transactions were approved by our board of directors.

Director Independence

We do not have any independent directors as the term is defined under the NASDAQ rules.

Item 14. Principal Accountant Fees and Services

As previously disclosed, on January 13, 2010, we dismissed MSPC as our independent registered public accounting firm and engaged Windes & McClaughry Accountancy Corporation (“W&M”) as our new independent registered public accounting firm for fiscal year ended October 31, 2009. Our board of directors recommended, authorized, and approved the decision to dismiss MSPC as our independent registered public accounting firm and to engage W&M to serve as our independent registered public accounting firm.

Audit Fees

During the year ended October 31, 2009, MSPC’s and W&M’s fees were approximately $60,000 and $67,500, respectively.  During the year ended October 31, 2008, MSPC’s and  W&M’s fees were approximately $200,000 and $0, respectively  The fees were for professional services for the audit of our financial statements and review of financial statements included in our Forms 10-K and 10-Q’s, as applicable.

Audit-Related Fees

During the years ended October 31, 2009 and 2008, there were no fees relating to the performance of any other  audit or review of our financial statements by either MSPC or W&M.

Tax Fees

During the years ended October 31, 2009 and 2008, there were no fees relating to professional tax services by either MSPC or W&M.

All Other Fees

During the years ended October 31, 2009 and 2008, there were no other fees relating to services provided by MSPC or W&M.

All services and fees described above for the years ended October 31, 2009 and 2008 were approved by either the entire board of directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

The above-mentioned fees are set forth as follows in tabular form:

	2009	2008
Total Audit Fees	$127,500	$200,000
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	-0-	-0-

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

(a)	Financial Statements:

Exhibits
The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Second Restated Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)

10.1	Renhuang Pharmaceuticals, Inc. 2007 Non-Qualified Company Stock Grant and Option Plan(3)
10.2	2003 Omnibus Securities Plan (4)
10.3	Employment Agreement with Yan Yi Chen*
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009*
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009*

21.1	Subsidiaries of the registrant(2)

23.1	Consent of MSPC*
23.2	Consent Of Windes & McClaughry Accountancy Corporation*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 2, 2007.
(4)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2010	RENHUANG PHARMACEUTICALS, INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: January 29, 2010	By:	/s/ Yan Yi Chen
Yan Yi Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature(s)	Title(s)	Date

/s/ Li Shaoming	Chairman
Li Shaoming		January 29, 2010

RENHUANG PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

October 31, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F2

Report of Independent Registered Public Accounting Firm	F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Income	F5

Consolidated Statements of Changes in Shareholders’ Equity	F6

Consolidated Statements of Cash Flows	F7

Footnotes to Consolidated Financial Statements	F8-F23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Renhuang Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Renhuang Pharmaceuticals, Inc. as of October 31, 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year ended October 31, 2009. Renhuang Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renhuang Pharmaceuticals Inc. as of October 31, 2009, and the results of their operations and their cash flows for the year ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry Accountancy Corporation

Long Beach, California
January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Renhuang Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Renhuang Pharmaceuticals, Inc. (the "Company"), as of October 31, 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ MSPC
Certified Public Accountants and Advisors
A Professional Corporation

New York, New York
August 28, 2009, except as to the restatement discussed in Note 19 to the consolidated financial statements for which the date is November 25, 2009

RENHUANG PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	Note	October 31, 2009	October 31, 2008
		US$	US$
ASSETS			Restated
Current assets:
Cash and cash equivalents		8,111,514	9,747,693
Trade receivables, net	7	23,203,410	20,844,479
Due from related parties	11	130,199	-
Inventory, net	9	3,024,016	2,625,385
Prepayments		89,281	33,695
Other receivables, net	8	102,613	133,642
Total current assets		34,661,033	33,384,894

Property and equipment, net	10	2,352,163	2,620,949

Deposits	11	16,137,000	-

Total assets		53,150,196	36,005,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable		369,329	193,934
Value added tax payable		1,186,642	693,607
Due to related parties	11	-	159,664
Accrued employee benefits		1,136,267	720,498
Other payable		-	193,384
Total current liabilities		2,692,238	1,961,087

Commitments and Contingencies	16

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of October 31, 2009 and 2008)	13	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,239,536 and 35,096,680 issued and outstanding as of October 31, 2009 and 2008, respectively)	13	37,240	35,097
Additional paid-in capital		7,596,525	6,595,400
Common stock warrants	14	496,732	-
Reserves	15	3,372,697	2,867,674
Accumulated other comprehensive income		3,367,659	3,301,314
Retained earnings		35,587,105	21,245,271
Total shareholders’ equity		50,457,958	34,044,756

Total liabilities and shareholders’ equity		53,150,196	36,005,843

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
		For the year ended October 31,
	Note	2009	2008
		US$	US$
			Restated

Sales, net		43,411,562	34,474,490

Cost of goods sold		20,311,410	15,980,638

Gross profit		23,100,152	18,493,852

Operating and administrative expenses:
Sales and distribution		3,649,820	3,318,418
General and administrative		2,117,114	2,877,516
Research and development		2,529,085	2,124,511
Total operating expenses		8,296,019	8,320,445

Income from operations		14,804,133	10,173,407

Other income:
Interest income		42,724	85,993
Other income, net		-	31,699
Income from operations before income tax expenses		14,846,857	10,291,099

Income tax expenses	5	-	-
Net income		14,846,857	10,291,099

Other comprehensive income:
Cumulative currency translation adjustments		66,345	2,391,856

Total comprehensive income		14,913,202	12,682,955

Earnings per common stock- Basic		0.41	0.29
Earnings per common stock - Diluted		0.41	0.29

Weighted average common stock outstanding
Basic		36,088,853	35,096,681
Diluted		36,088,853	35,096,681

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock					Accumulated
	($0.001 par value)		Additional	Common		Other		Total
	Number of	Par	Paid-in	Stock	Reserves	Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants		Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of November 1, 2007	35,096,680	35,097	6,595,400	31,699	1,841,734	909,458	11,980,112	21,393,500
Cancellation of warrants	-	-	-	(31,699)	-	-	-	(31,699)
Net income	-	-	-	-	-	-	10,291,099	10,291,099
Appropriation to statutory reserves	-	-	-	-	1,025,940	-	(1,025,940)	-
Currency translation adjustments	-	-	-	-	-	2,391,856	-	2,391,856
Balance as of October 31, 2008 (Restated)	35,096,680	35,097	6,595,400	-	2,867,674	3,301,314	21,245,271	34,044,756
Common stock issued	2,142,856	2,143	1,001,125	-	-	-	-	1,003,268
Warrants issued	-	-	-	496,732	-	-	-	496,732
Net income	-	-	-	-	-	-	14,846,857	14,846,857
Appropriation to statutory reserves	-	-	-	-	505,023	-	(505,023)	-
Currency translation adjustments	-	-	-	-	-	66,345	-	66,345
Balance as of October 31, 2009	37,239,536	37,240	7,596,525	496,732	3,372,697	3,367,659	35,587,105	50,457,958

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2009	2008
	US$	US$
		Restated
Cash flows from operating activities:
Net income	14,846,857	10,291,099
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	356,440	339,257
Allowance for doubtful accounts	-	243,282
Warrants cancelled	-	(31,699)
Changes in assets and liabilities:
Increase in trade receivables	(2,328,833)	(11,431,340)
(Increase) decrease in due from related parties	(275,476)	271,198
Increase in inventory, net	(394,750)	(1,513,512)
Increase in prepayments	(55,491)	(22,109)
Decrease in other receivables, net	31,180	112,338
Increase in accounts payable	174,979	22,642
Increase in value added tax payable	491,666	14,197
Increase in accrued employee benefits	414,433	300,480
(Decrease) increase in other payable	(193,472)	176,226
Net cash provided by (used in) operating activities	13,067,533	(1,227,941)

Cash flows from investing activities:
Deposits for land use right and properties	(14,670,000)	-
Deposits for patents	(1,467,000)	-
Purchase of property and equipment	(84,371)	(110,760)
Net cash used in investing activities	(16,221,371)	(110,760)

Cash flows from financing activities:
Proceeds from share issues	1,500,000	-
Net cash provided by financing activities	1,500,000	-

Effect of exchange rate changes on cash	17,659	932,791

Net decrease in cash and cash equivalents	(1,636,179)	(405,910)
Cash and cash equivalents, beginning of year	9,747,693	10,153,603
Cash and cash equivalents, end of year	8,111,514	9,747,693

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-	-
Interest paid during the year	-	-

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

1.  ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of Renhuang Pharmaceuticals, Inc. (“Renhuang”) and its subsidiaries.  Renhuang and its subsidiaries are collectively referred to as the “Company.”

Renhuang was incorporated in the State of Nevada on August 18, 1988, originally under the corporate name of Solutions, Incorporated.  It was inactive until August 16, 1996, when it changed its corporate name to Suarro Communications, Inc, and engaged in the business of providing internet based business services.  This line of business was discontinued in 2006, and Renhuang became a non-operating public company.  Renhuang underwent a number of corporate name changes as follows:

June 1997	ComTech Consolidation Group, Inc
February 1999	E-Net Corporation
May 1999	E-Net Financial Corporation
January 2000	E-Net.Com Corporation
February 2000	E-Net Financial.Com Corporation
January 2002	Anza Capital, Inc (“Anza”)
June 2006	Renhuang Pharmaceuticals, Inc.

Effective August 28, 2006, Renhuang completed the acquisition of 100% ownership of Harbin Renhuang Pharmaceutical Company Limited, a company incorporated in the British Virgin Islands.  As a result, Harbin Renhuang Pharmaceutical Company Limited became a wholly owned subsidiary of Renhuang.

Harbin Renhuang Pharmaceutical Company Limited owns 100% of the registered capital of Harbin Renhuang Pharmaceutical Co. Ltd (“Renhuang China”).

The core activities of subsidiaries included in the consolidated financial statements are as follow:
•	Harbin Renhuang Pharmaceutical Company Limited – Investment holding.
•	Renhuang China – Development, manufacturing and distribution of pharmaceutical products.

Renhuang China’s principal country of operations is the People’s Republic of China (the “PRC”) and maintains their accounting records in Renminbi (“RMB”).  Substantially all of the Company’s assets and operation are located in the PRC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation of financial statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

The Company operates in one operating segment in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting.” Our CEO has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Principles of consolidation

The consolidated financial statements include the financial statements of Renhuang and its subsidiaries.

All inter-company transactions and balances have been eliminated in consolidation.

Effective beginning second quarter 2009, the FASB Topic 810, “Consolidation Topic”, revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at October 31, 2009, this change did not have an impact on the Company’s consolidated financial statements.

Use of estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates and assumptions by management include, among others, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory, property and equipment, reserve for employee benefit obligations, stock warrant valuation, and other uncertainties. Actual results may differ from these estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Foreign currency translation

The Company’s principal country of operations is in PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Translation of amounts from RMB into US dollars for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (US dollars) are reported as a component of accumulated other comprehensive income in shareholders’ equity.

As of October 31, 2009 and 2008 the exchange rate was RMB6.82 and RMB6.82, respectively. Translation adjustment totaled $66,345 and $2,391,856 for the year ended October 31, 2009 and 2008, respectively.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have original maturities less than three months.  There are no restriction to cash at October 31, 2009 and 2008.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the years ended October 31, 2009 and 2008.  The Company does not have any off-balance sheet credit exposure related to its customers.

Inventory, net

Inventory consists of raw materials, work-in-progress and finished goods and is valued at the lower of cost or market value. The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the years ended October 31, 2009 and 2008.

Property and equipment, net

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives for significant property, plant and equipment categories are as follows:

Machinery and equipment	10 years
Office equipment and furnishings	5-10 years
Motor vehicles	5-10 years

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through October 31, 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of October 31, 2009 and 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, and other payable approximated carrying value due to the short maturity of the instruments.

Fair value measurements

Effective April 1, 2009, the FASB ASC Topic 825, “Financial Instruments,” requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

The FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s financial instruments. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2009.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of October 31, 2009, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB Topic ASC 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

The Company provided annual sales rebates to its distributors based upon sales volumes.  Sales rebates are recorded as a current liability at the time of the sale based upon the Company’s estimates of whether each customer would be entitled to rebates for the year.  At year end, the accrued rebate amount is adjusted to the actual amount earned and reclassified to trade receivables in accordance with legal right of offset.  Sales rebates were deducted from sales in the accompanying consolidated statements of operations and comprehensive income.

As of October 31, 2009 and 2008, the Company has accrued $3,020,898 and $3,893,304, respectively, for sales rebates.   For the year ended October 31, 2009 and 2008, the Company has deducted sales rebates in the amount of $8,848,658 and $8,229,838, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

Sales returns and allowances

The Company does not allow return of products except for products that were damaged during shipment. The total amount of returned product is less than 0.05% of total sales. The cost of damaged products is netted against sales and cost of goods sold, respectively.

Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Group’s sales and marketing personnel. Advertising expenses amounted to $3,590,965 and $3,155,063 during the years ended October 31, 2009 and 2008 respectively.

Advertising costs are expensed as incurred.

Research and development

Research and development (“R&D”) costs are expensed as incurred.

Employee benefit costs

According to the PRC regulations on pension, a company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Renhuang China was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees’ salaries above a fixed threshold amount, employees contribute 4% and the Renhuang China contributes the balance of 16%.

Share-based compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

There was no share-based compensation in the years ended October 2009 and 2008.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25 percent and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.  However, the New EIT Law repealed most of the existing preferential tax rates and tax holidays.  A five-year transition period is allowed for enterprises that obtained preferential tax treatment under the prior tax regime.  Under the prior tax regime, foreign-invested enterprises were generally subject to a 30 percent federal tax rate plus a 3 percent local tax rate for a total tax rate of 33 percent.

Renhuang China secured preferential tax treatment in the jurisdiction where it conducts its manufacturing activity, where it was granted two year tax holiday from the local government, for being a new and high-technology enterprise.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and noncurrent based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at October 31, 2009 for U.S. or additional foreign withholding taxes on approximately $35,587,105 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of October 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of October 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Comprehensive Income

Total comprehensive Income are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represent the activity for a period net of related tax and were $14,913,202 and $12,682,955 for the year ended October 31, 2009 and 2008, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $66,345 and $2,391,856 as of October 31, 2009 and 2008, respectively.

Earnings per share

Basic net earnings per common stock is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common stock outstanding during the period. Diluted net earnings per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

	warrants,

	employee stock options, and

	other equity awards, which include long-term incentive awards.

The FASB Topic ASC 260, “Earnings Per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there were no dilutive effects of the warrants outstanding as of October 31, 2009.

Warrants

The Company evaluates its warrants on an ongoing basis considering the accounting guidance of FASB Topic ASC 825, which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The warrants are evaluated considering the accounting guidance of FASB Topic ASC 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Freestanding financial instruments with characteristics of both liabilities and equity

In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.  As of October 31, 2009 and 2008, there were no financial instruments recorded as liability.

3.  ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

4.  CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company conducts all of its primary trade in the PRC.  There can be no assurance that the Company will be able to successfully conduct its trade, and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependant on foreign trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

(1) Cash and cash equivalents and time deposits

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $8,111,514 and $9,747,693, as of October 31, 2009 and 2008, respectively.  No cash balances were restricted as at October 31, 2009 and 2008.

As of October 31, 2009 and 2008 substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  No individual customer accounted for more than 10% of net revenues during the years ended October 31, 2009 and 2008.

The Company’s products are sold throughout the PRC. For the years ended October 31, 2009 and 2008, Siberian Ginseng (Acanthopanax) Series accounted for 54% and 53%, respectively, of total sales.

(3) Foreign currency

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

(4) Dividends

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in a subsidiary residing in the Peoples Republic of China.

(5) Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation in 2009 and 2008.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

(6) Cost of goods sold

Cost of goods sold is subject to price fluctuations due to various factors beyond the Company’s control, including, among other pertinent factors, inflation and changes in governmental regulations and programs.  The Company expects cost of goods sold will continue to fluctuate and be affected by inflation in the future.  The Company’s raw materials are purchased from various independent suppliers, and do not rely on any one supplier.

5.           INCOME TAXES

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have tax holiday, the effects of the tax per share were as follows:

	Year ended October 31,
	2009	2008
	US$	US$

Tax savings	3,711,714	2,572,774
Benefit per share: Basic and Diluted	0.10	0.07

Had the tax exemption not been in place for the years ended October 31, 2009 and 2008, the Company estimates the following proforma financial statement impact:

	Year ended October 31,
	2009	2008
	US$	US$

Net income before tax provision, as reported	14,846,857	10,291,099
Less Tax savings	(3,711,714)	(2,572,774)
Proforma Net income	11,135,143	7,718,325
Proforma Net income per share: Basic and Diluted	0.31	0.22

6.           EARNINGS PER SHARE

When calculating diluted earnings per share for stock option common stock equivalents, the Earnings Per Share Topic, ASC 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the year ended October 31, 2009:
Net income
Basic EPS income available to common shareholders	14,846,857	36,088,853	0.41
Effect of dilutive securities:
Warrants	-	-	-
Diluted EPS income available to common shareholders	14,846,857	36,088,853	0.41

For the year ended October 31, 2008:
Net income
Basic EPS income available to common shareholders	10,291,099	35,096,681	0.29
Effect of dilutive securities:
Warrants	-	-	-
Diluted EPS income available to common shareholders	10,291,099	35,096,681	0.29

For the year ended October 31, 2009, 1,071,428 warrants were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s common stock.

For the year ended October 31, 2008, there were no securities or other contracts to issue common stock, that need to be considered in the diluted earnings per share calculation.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

7.           TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets for the years ended October 31, 2009 and 2008 were as follows:

	2009	2008
	US$	US$

Trade receivables	26,667,816	25,180,695
Less: Sales rebates	(3,020,898)	(3,893,304)
Less: Allowance for doubtful accounts	(443,508)	(442,912)
Trade receivables, net	23,203,410	20,844,479

8.           OTHER RECEIVABLES, NET

The other receivables amount included in the consolidated balance sheets for the years ended October 31, 2009 and 2008 were as follows:

	2009	2008
	US$	US$

Other receivables	462,980	493,525
Less: Allowance for doubtful accounts	(360,367)	(359,883)
Other receivables, net	102,613	133,642

9.           INVENTORY, NET

The inventory amounts included in the consolidated balance sheets for the years ended October 31, 2009 and 2008 comprised of:

	2009	2008
	US$	US$

Raw materials	1,530,283	1,533,472
Work-in-progress	1,006,984	906,957
Finished goods	550,982	249,103
Less: Inventory reserves	(64,233)	(64,147)
Total inventories, net	3,024,016	2,625,385

10.           PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of October 31 2009 and 2008 were as follows:

	2009	2008
	US$	US$

Machinery and equipment	3,435,421	3,350,762
Office equipment and furnishings	53,086	53,015
Motor vehicles	54,749	50,388
	3,543,256	3,454,165
Less: Accumulated depreciation	(1,191,093)	(833,216)
Net book value	2,352,163	2,620,949

Depreciation expense for the years ended October 31 2009 and 2008 was $356,440 and $339,257, respectively, of which $341,429   and $325,679 were included as a component of cost of goods sold in the respective years.  No assets were pledged for borrowings as at October 31, 2009 and 2008.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

11.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the consolidated balance sheets for the years ended October 31, 2009 and 2008 comprised of:

	2009	2008
	US$	US$
Due from related parties:
Advances (1)	130,199	-
Deposits (2)	16,137,000	-

Total	16,267,199	-

	2009	2008
	US$	US$
Due to related parties:
Advances (1)	-	159,664
Total	-	159,664

(1) Advances

Mr. Li Shaoming, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co).

As of October 31, 2009, the Company has a net amount due from Stock Co, of $130,199.  This amount consists of $539,130 of repair and maintenance work performed on property and plant leased from Stock Co and paid for on Stock Co’s behalf.  This is offset by $408,931 of professional fees in connection with the acquisition of Harbin Renhuang Pharmaceutical Company Limited in 2006, paid for by Stock Co on the Company’s behalf.

As of October 31, 2008, the Comapny has a net amount due to Stock Co, of $159,664.  This amount consists of $248,762 of repair and maintenance work performed on property and plant leased from Stock Co and paid for on Stock Co’s behalf.  This is offset by $408,426 of professional fees in connection with the acquisition of Harbin Renhuang Pharmaceutical Company Limited in 2006, paid for by Stock Co on the Company behalf.

(2) Deposits

On October 12, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,472,000.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co, in October 2009 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $8,802,000 is due by December 31, 2011, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2009.

On September 1, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire two production patents, for a total consideration of $2,347,200.  Pursuant to the Purchase Agreement, a payment of $1,467,000 was made to Stock Co, in October 2009 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $880,200 is due by December 31, 2010, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2009.

(3) Related party transactions

The Company leases property and plant from Stock Co.  Rental expenses in related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income during the year ended October 2009 and 2008 amounted to $615,594 and $596,024, respectively.
.
During the year ended October 31, 2009 and 2008, the Company sold goods in the amount of $430,889 and $0, respectively, to Heilongjiang Renhuang Pharmaceutical Limited, a company where Mr. Li Shaoming is a major shareholder.

12.           EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $414,437 and $349,112 for the years ended October 31, 2009 and 2008, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

13.           PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  At October 31, 2009 and 2008, no preferred stocks have been issued.

(2)  Common Stock and Equity Transactions

The Company issued 2,142,856 shares of its common stock and 1,071,428 warrants with an exercise price of $0.875 per share, to Allied Merit International Investments Inc and Griffin Ventures Ltd, for a total consideration of $1,500,000 paid in cash.

14.           OPTION PLAN AND WARRANTS

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on April 30, of the immediately preceding year. As of April 30, 2009, the number of shares of common stock outstanding was 35,096,680 making 3,509,668 shares of common stock subject to the 2003 Plan.

(2)  2007 Non-Qualified Company Stock Grant and Option Plan

On March 19, 2007, our board of directors approved the 2007 Non-Qualified Company Stock Grant and Option Plan (the “2007 Plan”).   The 2007 Plan is intended to serve as an incentive to and to encourage stock ownership by our  directors, officers, and employees, and certain persons rendering service to us, so that such persons may acquire or increase their proprietary interest in our success, and to encourage them to remain in our service.  Under the 2007, up to 200,000 shares of our common stock may be subject to options.
.
As of October 31, 2009, there were no options or other financial instruments outstanding under either the 2007 Plan or  2003 Plan.

(3)  Warrants

During the year ended October 31, 2008, 25,000 warrants with an average exercise price of $2.81 were cancelled.

On May 15, 2009 1,071,428 warrants, with an exercise price of $0.875 per warrant with an expiration date in 2012, were issued to Merit International Investment Inc and Griffin Ventures Ltd.

The Company estimates the fair value of warrants using a Black-Scholes option pricing valuation model, consistent with the accounting guidance FASB Topic ASC 815. Key inputs and assumptions used to estimate the fair value of warrants include the grant price of the award, the expected warrant term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of the warrants is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for warrants granted:

Expected volatility	306.6%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.375%

The fair value of the warrants is estimated to be $496,732.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

As of October 31, 2009, the Company has 1,071,428 warrants outstanding at an average exercise price of $0.875 per warrant for one share each of the Company’s common stock. The warrants expire in 2012.

	Warrants	Average exercise price
		US$
Outstanding warrants at November 1, 2007	25,000	2.81
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	(25,000)	2.81
Outstanding warrants at October 31, 2008	-	-
Warrants granted	1,071,428	0.88
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at October 31, 2009	1,071,428	0.88

Information regarding the warrants outstanding at October 31, 2009 is summarized as below:

Warrants outstanding at
October 31, 2009
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Exercise Prices	Warrants	Contractual	Price
US$	Outstanding	Life (years)	US$

0.88	1,071,428	2.5	0.88

15.           STATUTORY RESERVES

The reserve funds as of October 31, 2009 and 2008 were comprised of the following:

	2009	2008
	US$	US$

Statutory surplus reserve	3,090,320	2,585,297
Public welfare fund	282,377	282,377
Total	3,372,697	2,867,674

(1) Statutory reserves

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

(2) Public welfare funds

Prior to January 1, 2007, the Company was required each year to transfer 5% of its after tax profit as reported on consolidated financial statements prepared under the accounting principles of the PRC to the public welfare funds.  This reserve was restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company.  The public welfare funds are not available for distribution to the stockholders (except in liquidation).  Once capital expenditures for staff welfare facilities have been made, an equivalent amount must be transferred from the public welfare funds to the discretionary common reserve funds.  Due to a change in PRC law, appropriation of profit to the public welfare funds is no longer required.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008
16.           COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments and there are no minimum purchase commitments.

The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse effect on the Company’s financial condition and operations.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(1)  Operating lease arrangements

The Company leases office premise from a third party, Heilongjiang Jiusanyouzhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with monthly rental payment of $10,514.

The Company also leases property and plant from a related party, Harbin Renhuang Pharmaceutical Stock Co. Ltd.  The lease is from April 30, 2009 to May 1, 2010, with monthly rental payment of $51,345.

Minimum lease payments due by year for the next five years and thereafter are as follow:

	Total	Related party	Third party
Year ended October 31,	US$	US$	US$
2010	371,154	308,070	63,084
2011	-	-	-
Thereafter	-	-	-
	371,154	308,070	63,084

During the year ended October 31, 2009 and 2008, the Group incurred rental expenses in the amount of $750,219 and $669,824, respectively.

(2)  Capital commitments

Capital commitments for purchase of land use right, property and equipment and production patents as of October 31, 2009 were approximately $9,682,200.

17.           SUBSEQUENT EVENT

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009.

Management has evaluated subsequent events from October 31, 2009 to January 29, 2009, the date which the Company’s consolidated financial statements have been issued and were available to be issued, and has concluded the following events should be reported during this period.  Subsequent events that may occur after January 29, 2009 have not been evaluated in the consolidated financial statements as of October 31, 2009.

On January 13, 2010, we entered into an employment agreement with Ms. Chen, who became our chief financial officer on that date.  The agreement has a three-year term and provides that Ms. Chen will receive a base salary of approximately $58,700, and will be entitled to receive an option grant under the 2007 Non-Qualified Company Stock Grant and Option Plan to purchase 50,000 shares of our common stock, at an exercise price of $1.00 per share, on the commencement date and on the first and second anniversary thereafter (for a total of 150,000 shares). The options will be subject to a one year vesting starting from each grant date. Ms. Chen is also eligible to receive discretionary bonuses at times and in amounts determined by our Compensation Committee and certain other benefits available to executive officers.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

19.           RESTATEMENT

After reviewing the detailed data in the issued audited consolidated financial statements and certain accounting principles, the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended October 31, 2008, contained errors related to recalculation of sales rebates.  Consequently, management restated its annual consolidated financial statements as of October 31, 2008 and for the year ended.  Theses restatements, as detailed below, were made in accordance of FASB Topic ASC 250, “Accounting Changes and Error Corrections”.  No prior period financial statements have been restated because 2008 is the first year impacted by restatements.  There was no tax effect as a result of the restatements.

The restatements include the adjustments of total assets, total stockholders’ equity, sales, net income and accounts receivable, and other relevant adjustments, which is recalculation of sales rebates only and no other influence adversely. The adjustments to the consolidated balance sheet, consolidated statement of operations and comprehensive income, and consolidated statement of cash flows are summarized as follows:

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2008

	Initial Filing	Restatement	Restated
	US$	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	9,77,696		9,747,693
Trade receivables, net	22,588,580	(1,744,101)	20,844,479
Due from related parties	-		-
Inventory, net	2,625,385		2,625,385
Prepayments	33,695		33,695
Other receivables, net	133,642		133,642
Total current assets	33,384,894	(1,744,101)	33,384,894

Property and equipment, net	2,620,949		2,620,949

Total assets	37,729,944	(1,744,101)	36,005,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	193,934		193,934
Value added tax payable	693,607		693,607
Due to related parties	159,664		159,664
Accrued employee benefits	720,498		720,498
Other payable	193,384		193,384
Total current liabilities	1,961,087		1,961,087

Commitments and Contingencies

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of October 31, 2008)	-		-
Common stock ($0.001 par value, 100,000,000 shares authorized; 35,096,680 issued and outstanding as of October 31, 2008)	35,097		35,097
Additional paid-in capital	6,595,400		6,595,400
Common stock warrants	-		-
Reserves	3,036,617	(168,943)	2,867,674
Accumulated other comprehensive income	3,355,986	(54,672)	3,301,314
Retained earnings	22,765,757	(1,520,486)	21,245,271
Total shareholders’ equity	35,788,857	(1,744,101)	34,044,756

Total liabilities and shareholders’ equity	37,749,944	(1,744,1010	36,005,843

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED OCTOBER 31, 2008

	Initial Filing	Restatement	Restated
	US$	US$	US$

Sales, net	36,163,919	(1,689,429)	34,474,490

Cost of goods sold	15,980,638		15,980,638

Gross profit	20,183,281	(1,689,429)	18,493,852

Operating and administrative expenses:
Sales and distribution	3,318,418		3,318,418
General and administrative	2,877,516		2,877,516
Research and development	2,124,511		2,124,511
Total operating expenses	8,320,445		8,320,445

Income from operations	11,862,836	(1,689,429)	10,173,407

Other income:
Interest income	85,993		85,993
Other income, net	31,699		31,699
Income from operations before income tax expenses	11,980,528	(1,689,429)	10,291,099

Income tax expenses	-		-
Net income	11,980,528	(1,689,429)	10,291,099

Other comprehensive income:
Cumulative currency translation adjustments	2,446,528	(54,672)	2,391,856

Total comprehensive income	14,427,056	(1,744,101)	12,682,955

Earnings per common stock- Basic	0.34	(0.05)	0.29
Earnings per common stock - Diluted	0.34	(0.05)	0.29

Weighted average common stock outstanding
Basic	35,096,681		35,096,681
Diluted	35,096,681		35,096,681

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2008

	Initial Filing	Restatement	Restated
	US$	US$	US$

Cash flows from operating activities:
Net income	11,980,528	(1,689,429)	10,291,099
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	339,257		339,257
Allowance for doubtful accounts	243,282		243,282
Warrants cancelled	(31,699)		(31,699)
Changes in assets and liabilities:
Increase in trade receivables	(13,120,769)	(1,689,429)	(11,431,340)
Decrease in due from related parties	271,198		271,198
Increase in inventory, net	(1,513,512)		(1,513,512)
Increase in prepayments	(22,109)		(22,109)
Decrease in other receivables, net	112,338		112,338
Increase in accounts payable	22,642		22,642
Increase in value added tax payable	14,197		14,197
Increase in accrued employee benefits	300,480		300,480
Increase in other payable	176,226		176,226
Net cash provided by (used in) operating activities	(1,227,941)		(1,227,941)

Cash flows from investing activities:
Purchase of property and equipment	(110,760)		(110,760)
Net cash used in investing activities	(110,760)		(110,760)

Cash flows from financing activities:
Proceeds from share issues	-		-
Net cash provided by financing activities	-		-

Effect of exchange rate changes on cash	932,791		932,791

Net decrease in cash and cash equivalents	(405,910)		(405,910)
Cash and cash equivalents, beginning of year	10,153,603		10,153,603
Cash and cash equivalents, end of year	9,747,693		9,747,693

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-		-
Interest paid during the year	-		-