Form 10-K/A
period 2008-10-31
RENHUANG PHARMACEUTICALS INC
filed 2010-02-04
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to _____________.

Commission file number 0-24512

RENHUANG PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-1273503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 218, Taiping, Taiping District
Harbin, Heilongjiang Province,
P.R. China	100016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +86-451-5762-0378

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Renhuang Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 2 to Annual Report on Form 10-K for the year ended October 31, 2008 with the Securities and Exchange Commission (the “SEC”) to clarify under Item 9A(T)-Controls and Procedures the reasons why as of October 31, 2008, that its disclosure controls and procedures and internal control over financial reporting were not effective.

ITEM 9A(T) – CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We did not file our quarterly reports on Form 10-Q for the quarters ended January 31, 2008, April 30, 2008 and July 31, 2008 during the fiscal year ended October 31, 2008.  These Form 10-Qs were filed in January, 2010.  In addition, we were late filing our annual report on Form 10-K for the year ended October 31, 2008, and filed an amendment to such Form 10-K to restate fiscal 2008 financial statements due to the misstatement of sales rebates.   Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that as of October 31, 2008, our disclosure controls and procedures were not effective.

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

During our review of our financial statements and results for the year ended October 31, 2008, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting.

As of October 31, 2008, we deemed the following material weaknesses:

•      We have not yet completed documentation of controls placed in operation to adequately address our financial reporting risks.  Accordingly, we have not yet had the opportunity to assess the effectiveness of our procedures to determine whether our internal control over financial reporting is effective.
•      As discussed above, in light of our failure to timely file our periodic reports for fiscal 2008, we did not believe that our disclosure controls and procedures were effective at October 31, 2008.
•      We incorrectly calculated the amount of sales rebates paid to our sales agents for the year ended October 31, 2008.  As a result we were required to restate our financial statements for the year ended October 31, 2008.

Because of the forgoing, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Remediation of Weaknesses

Management recognizes the importance of these weaknesses and is committed to remediation and will institute a comprehensive remediation plan.  The plan will include, but not be limited to, hiring finance management resources and personnel with knowledge and experience in U.S. GAAP, and where necessary, the plan will utilize the services of external consulting professionals in the area of accounting advisory services.  In this regard, subsequent to 2008 fiscal year end, in January 2010, we hired a new chief financial officer who is experienced with U.S. GAAP and SEC reporting. Further, management intends to allocate resources to insure that reports are filed on a timely basis in the future.

Changes in Internal Controls

Since the third quarter of our 2009 fiscal year, we have begun the implementation of some of the remedial measures described above, including hiring of a new chief financial officer in January 2010, additional staff, engaging consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, and account reconciliations which affects our internal controls.  We expect to continue to implement additional financial and management controls, reporting systems and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: February 4, 2010		/s/ Shaoming Li
	By:	Shaoming Li
Chairman, President and
Chief Executive Officer

Dated: February 4, 2010		/s/ Yan Yi Chen
	By:	Yan Yi Chen
Chief Financial Officer