Form 10-K/A
period 2008-10-31
RENHUANG PHARMACEUTICALS INC
filed 2010-03-01
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 3

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

This Amendment No. 3 relates to Amendment No. 2 and includes certifications by the Principal  Executive Officer and Principal Financial Officer.

Item 15. Exhibits and Financial Statement Schedules

Exhibits
The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renhuang Pharmaceuticals, Inc.

Dated: February 25, 2010		/s/ Li Shaoming
	By:	Li Shaoming
Chairman, President and
Chief Executive Officer

Dated: February 25, 2010		/s/ Yan Yi Chen
	By:	Yan Yi Chen
Chief Financial Officer