Form 10-Q
period 2010-01-31
RENHUANG PHARMACEUTICALS INC
filed 2010-03-16
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

86-451-5762-0378
(Registrant’s Telephone Number, Including Area Code)

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
☐ Yes   ☒ No

As of March 6, 2010, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

ii

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to Renhuang Pharmaceuticals, Inc.  and its consolidated subsidiaries.

This Quarterly Report contains certain forward-looking statements. When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Quarterly Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

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

iii

PART I

Item 1.  Financial Statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	January 31, 2010	October 31, 2009
		US$	US$
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		17,704,449	8,111,514
Trade receivables, net	7	20,961,210	23,203,410
Due from related parties	11	-	130,199
Inventory, net	9	3,315,097	3,024,016
Deposits	11	1,467,000	-
Prepayments		-	89,281
Other receivables, net	8	365,081	102,613
Total current assets		43,812,837	34,661,033

Property and equipment, net	10	2,261,534	2,352,163

Deposits	11	14,670,000	16,137,000

Total assets		60,744,371	53,150,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable		490,611	369,329
Value added tax payable		757,612	1,186,642
Due to related parties	11	408,931	-
Accrued employee benefits		1,241,271	1,136,267
Total current liabilities		2,898,425	2,692,238

Commitments and Contingencies	16

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of January 31, 2010 and October 31, 2009)	13	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,239,536 issued and outstanding as of January 31, 2010 and October 31, 2009)	13	37,240	37,240
Additional paid-in capital		7,598,869	7,596,525
Common stock warrants	14	496,732	496,732
Reserves	15	3,372,697	3,372,697
Accumulated other comprehensive income		3,370,174	3,367,659
Retained earnings		42,970,234	35,587,105
Total shareholders’ equity		57,845,946	50,457,958

Total liabilities and shareholders’ equity		60,744,371	53,150,196

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months ended January 31,
	Note	2010	2009
		US$	US$
		(Unaudited)	(Unaudited)

Sales, net		17,132,614	13,769,997

Cost of goods sold		7,652,638	6,480,493

Gross profit		9,479,976	7,289,504

Operating and administrative expenses:
Sales and marketing		1,138,981	298,090
General and administrative		816,969	622,033
Research and development		152,364	111,778
Total operating expenses		2,108,314	1,031,901

Income from operations		7,371,662	6,257,603

Other income:
Interest income		11,467	9,128
Income from operations before income tax expenses		7,383,129	6,266,731

Income tax expenses	5	-	-
Net income		7,383,129	6,266,731

Other comprehensive income:
Cumulative currency translation adjustments		2,515	(65,103)

Total comprehensive income		7,385,644	6,201,628

Earnings per common stock- Basic		0.20	0.18
Earnings per common stock - Diluted		0.20	0.18

Weighted average common stock outstanding
Basic		37,239,536	35,096,680
Diluted		37,293,393	35,096,680

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended January 31,
	2010	2009
	US$	US$
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	7,383,129	6,266,731
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	90,599	88,464
Share compensation	2,344	-
Changes in assets and liabilities:
Decrease (increase) in trade receivables	2,241,436	(4,896,584)
Decrease (increase) in due from related parties	538,947	(448,118)
(Increase) decrease in inventory, net	(290,982)	95,701
Decrease in prepayments	89,251	33,659
Increase in other receivables, net	(262,378)	(162,464)
Increase in accounts payable	121,241	86,569
Decrease in value added tax payable	(428,884)	(16,559)
Increase in accrued employee benefits	104,966	112,914
Net cash provided by operating activities	9,589,669	1,160,313

Cash flows from investing activities:
Purchase of property and equipment	-	(13,133)
Net cash used in investing activities	-	(13,133)

Effect of exchange rate changes on cash	3,266	(18,181)

Net increase in cash and cash equivalents	9,592,935	1,128,999
Cash and cash equivalents, beginning of year	8,111,514	9,747,694
Cash and cash equivalents, end of year	17,704,449	10,876,693

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-	-
Interest paid during the year	-	-

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

Basis of presentation of financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended October 31, 2009, which are included in the Company's Form 10-K for the year ended October 31, 2009, filed with the SEC on January 29, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Renhuang Pharmaceuticals, Inc. and its subsidiaries as of January 31, 2010, the results of their operations for the three months ended January 31, 2010 and 2009, and their cash flows for the three months ended January 31, 2010 and 2009. The results of operations for the three months ended January 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements are expressed in terms of US dollars.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 .  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

Effective beginning second quarter 2009, the FASB Topic 810, “ Consolidation Topic” , revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at January 31, 2010, this change did not have an impact on the Company’s consolidated financial statements.

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

Foreign currency translation

The Company’s principal country of operations is the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

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

As of January 31, 2010 and October 31, 2009 the exchange rate was RMB6.82 and RMB6.82, respectively. Translation adjustment totaled $2,515 and $65,103 for the three months ended January 31, 2010 and 2009, respectively.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have original maturities less than three months.  There are no restriction to cash at January 31, 2010 and October 31, 2009.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the three months ended January 31, 2010 and 2009.  The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three months ended January 31, 2010 and 2009.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

Long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “ Property, Plant, and Equipment” , and FASB ASC Topic 205 “ Presentation of Financial Statements ”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three months ended January 31, 2010 and 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of January 31, 2010 and October 31, 2009 the fair value of cash, trade receivable, other receivables, accounts payable, and other payable approximated carrying value due to the short maturity of the instruments.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets or liabilities carried at fair value on a recurring basis at January 31, 2010.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

As of January 31, 2009, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB Topic ASC 605, “ Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force ..”

The Company provided annual sales rebates to its distributors based upon sales volumes.  Sales rebates are recorded as a current liability at the time of the sale based upon the Company’s estimates of whether each customer would be entitled to rebates for the period.  At quarter end, the accrued rebate amount is adjusted to the actual amount earned and reclassified to trade receivables in accordance with legal right of offset.  Sales rebates were deducted from sales in the accompanying consolidated statements of operations and comprehensive income.

As of January 31, 2010 and October 31, 2009, the Company has accrued $2,296,702 and $3,020,898, respectively, for sales rebates.   For the three months ended January 31, 2010 and 2009, the Company has deducted sales rebates in the amount of $2,402,954 and $3,165,828, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses amounted to $1,099,875 and $292,684 during the three months ended January 31, 2010 and 2009, respectively.

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

Share-based compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “ Equity ” and FASB ASC Topic 718, “ Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Share-based compensation amounted to $2,344 and $0 in the three months ended January 31, 2010 and 2009, respectively.

Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes” , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Generally, years beginning after fiscal 2006, the Company is open to examination by PRC taxing authorities. In the United States, we are open to examination from 2006 onward.

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

Renhuang China secured preferential tax treatment in the jurisdiction where it conducts its manufacturing activity, where it was granted tax holiday from the local government, for being a new and high-technology enterprise.

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

A provision has not been made at January 31, 2010 for U.S. or additional foreign withholding taxes on approximately $42,970,234 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of January 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of October 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

Comprehensive Income

Total comprehensive Income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $7,385,644 and $6,201,628 for the three months ended January 31, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $2,515 and decreased overall equity by $65,103 as of January 31, 2010 and January 31, 2009, respectively.

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

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

☐	warrants,

☐	employee stock options, and

☐	other equity awards, which include long-term incentive awards.

The FASB Topic ASC 260, “ Earnings Per Share” , requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

Freestanding financial instruments with characteristics of both liabilities and equity

In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.  As of January 31, 2010 and October 31, 2009, there were no financial instruments recorded as liability.

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

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “ Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities.   This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

4.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company conducts all of its primary trade in the PRC.  There can be no assurance that the Company will be able to successfully conduct its trade, and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $17,704,449 and $8,111,514, as of January 31, 2010 and October 31, 2009, respectively.  No cash balances were restricted as at January 31, 2010 and October 31, 2009.

As of January 31, 2010 and October 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  Three individual customers accounted for 10%-12% of net revenues during the three months ended January 31, 2010 and 2009.

The Company’s products are sold throughout the PRC. For three months ended January 31, 2010 and 2009, Siberian Ginseng (Acanthopanax) Series accounted for 47% and 55%, respectively, of total sales.

(3) Foreign currency

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

(4) Dividends

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in a subsidiary residing in the PRC.

(5) Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation in the three months ended January 31, 2010 and 2009.

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

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have tax holiday, the effects of the tax per share were as follows:

	Three months ended January 31,
	2010	2009
	US$	US$

Tax savings	1,845,782	1,566,683
Benefit per share:
Basic	0.05	0.04
Diluted	0.05	0.04

Had the tax exemption not been in place for the three months ended January 31, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Three months ended January 31,
	2010	2009
	US$	US$

Net income before tax provision, as reported	7,383,129	6,266,731
Less Tax savings	(1,845,782)	(1,566,683)
Proforma Net income	5,537,347	4,700,048
Proforma Net income per share:
Basic	0.15	0.13
Diluted	0.15	0.13

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

6.	EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, the Earnings Per Share Topic, ASC 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended January 31, 2010:
Net income	7,383,129
Basic EPS income available to common shareholders	7,383,129	37,239,536	0.20
Effect of dilutive securities:
Warrants	-	53,857
Diluted EPS income available to common shareholders	7,383,129	37,293,393	0.20

For the three months ended January 31, 2009:
Net income	6,266,731
Basic EPS income available to common shareholders	6,266,731	35,096,680	0.18
Effect of dilutive securities:
Warrants	-	-
Diluted EPS income available to common shareholders	6,266,731	35,096,680	0.18

For the three months ended January 31, 2010, 50,000 share options were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

For the three months ended January 31, 2009, there were no securities or other contracts to issue common stock, that need to be considered in the diluted earnings per share calculation.

7.	TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets as at January 31, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Trade receivables	23,701,420	26,667,816
Less: Sales rebates	(2,296,702)	(3,020,898)
Less: Allowance for doubtful accounts	(443,508)	(443,508)
Trade receivables, net	20,961,210	23,203,410

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

8.	OTHER RECEIVABLES, NET

The other receivables amount included in the consolidated balance sheets as at January 31, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Other receivables	725,448	462,980
Less: Allowance for doubtful accounts	(360,367)	(360,367)
Other receivables, net	365,081	102,613

9.	INVENTORY, NET

The inventory amounts included in the consolidated balance sheets for as at January 31, 2010 and October 31, 2009 comprised of:

	2010	2009
	US$	US$

Raw materials	2,246,613	1,530,283
Work-in-progress	678,287	1,006,984
Finished goods	454,430	550,982
Less: Inventory reserves	(64,233)	(64,233)
Inventory, net	3,315,097	3,024,016

10.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of January 31, 2010 and 2009 were as follows:

	2010	2009
	US$	US$

Machinery and equipment	3,435,421	3,435,421
Office equipment and furnishings	53,086	53,086
Motor vehicles	54,749	54,749
	3,543,256	3,543,256
Less: Accumulated depreciation	(1,281,722)	(1,191,093)
Net book value	2,261,534	2,352,163

Depreciation expense for the three months ended January 31, 2010 and 2009 was $90,599 and $88,464, respectively, of which $86,787 and $84,805 were included as a component of cost of goods sold in the respective periods.  No assets were pledged for borrowings as at January 31, 2010 and October 31, 2009.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

11.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the consolidated balance sheets as at January 31, 2010 and October 31, 2009 comprised of:

	2010	2009
	US$	US$
Due from related parties:
Advances (1)	-	130,199
Deposits (2)	16,137,000	16,137,000

Total	16,137,000	16,267,199

	2010	2009
	US$	US$
Due to related parties:
Advances (1)	408,931	-

Total	408,931	-

(1) Advances

Mr. Li Shaoming, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co).

As of October 31, 2009, the Company has a net amount due from Stock Co, of $130,199.  This amount consists of $539,130 of repair and maintenance work performed on property and plant leased from Stock Co and paid for on Stock Co’s behalf.  This is offset by $408,931 of professional fees in connection with the acquisition of Harbin Renhuang Pharmaceutical Company Limited in 2006, paid for by Stock Co on the Company’s behalf. During the period ended January 31, 2010, the Company received from Stock Co, a cash payment of $539,130 resulting in a balance due to Stock Co of $408,931 as of January 31, 2010.

(2) Deposits

On September 1, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire two production patents, for a total consideration of $2,347,200.  Pursuant to the Purchase Agreement, a payment of $1,467,000  was made to Stock Co, in October 2009 and recorded as deposits on the consolidated balance sheet as at January 31, 2010 and October 31, 2009.  Pursuant to the Purchase Agreement, final payment of $880,200 is due by December 31, 2010, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at January 31, 2010.

On October 12, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,472,000.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co, in October 2009 and recorded as deposits on the consolidated balance sheet as at January 31, 2010 and October 31, 2009.  Pursuant to the Purchase Agreement, final payment of $8,802,000 is due by December 31, 2011, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at January 31, 2010.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

(3) Related party transactions

The Company leases property and plant from Stock Co.  Rental expenses in related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income during the three months ended January 31, 2010 and 2009 amounted to $153,735 and $153,600, respectively.

During the three months ended January 31, 2010 and 2009, the Company sold goods in the amount of $0 and $375,000, respectively, to Heilongjiang Renhuang Pharmaceutical Limited, a company where Mr. Li Shaoming is a major shareholder.

12.	EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $104,963 and $112,914 for the three months ended January 31, 2010 and 2009, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

13.	PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  At January 31, 2010 and October, 31, 2009, no preferred stock is outstanding.

(2)  Common Stock and Equity Transactions

During the three months ended January 31, 2010, the Company recorded $2,344 of share-based compensation expense in connection with an option to purchase 50,000 shares valued at $47,527 granted to an employee on January 13, 2010.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

As of January 31, 2010, there were no options or financial instruments outstanding under the 2003 Plan.

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

On January 13, 2010, an option to purchase 50,000 shares was granted under the Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $47,527, of which $2,344 was recorded as compensation expense in the three months ended January 31, 2010.  The valuation was based on the assumptions noted in the following table.

Expected volatility	236.5%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.5%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to pay them in the future. The market price volatility of our common stock was based on historical volatility since January 13, 2009. Our methodology is consistent with prior period volatility assumptions. The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised in the past to provide relevant historical data.

A summary of option activity under the Plan as of January 31, 2010 and movement during the three months then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at November 1, 2009	-	-	-	-
Granted	50,000	1.00	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at January 31, 2010	50,000	1.00	9,000	2.96

A summary of the status of the Company’s non-vested options as of January 31, 2010 and movements during the three months then ended are as follow:

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

	Options	Weighted average granted date fair value
		US$
Non-vested at November 1, 2009	-	-
Granted	50,000	0.99
Vested	-	-
Forfeited or expired	-	-
Non-vested at January 31, 2010	50,000	0.99

As of January 31, 2010, there was $45,183 of unrecognized compensation cost related to non-vested share-based compensation granted under the Plan.  The cost is expected to be recognized over a period of 11 months.

(3)  Warrants

As of January 31, 2010, the Company has 1,071,428 warrants outstanding at an average exercise price of $0.875 per warrant for one share each of the Company’s common stock. The warrants expire in 2012.

	Warrants	Average exercise price
		US$
Outstanding warrants at November 1, 2009	1,071,428	0.88
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at January 31, 2010	1,071,428	0.88

Information regarding the warrants outstanding at January 31, 2010 is summarized as below:

Warrants outstanding at
January 31, 2010
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Exercise Prices	Warrants	Contractual	Price
US$	Outstanding	Life (years)	US$

0.88	1,071,428	2.25	0.88

15.	STATUTORY RESERVES

The reserve funds as of January 31, 2009 and October 31, 2009 were comprised of the following:

	2010	2009
	US$	US$

Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

(1)  Operating lease arrangements

The Company leases office premise from a third party, Heilongjiang Jiusanyouzhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with monthly rental payment of $10,493.

The Company also leases property and plant from a related party, Harbin Renhuang Pharmaceutical Stock Co. Ltd.  The lease is from April 30, 2009 to May 1, 2010, with monthly rental payment of $51,245.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010 and 2009

As of January 31, 2009, minimum lease payments are as follow:

	Total	Related party	Third party
	US$	US$	US$
2010	185,214	153,735	31,479
2011	-	-	-
Thereafter	-	-	-
	185,214	153,735	31,479

During the three months ended January 31, 2010 and 2009, the Group incurred rental expenses in the amount of $185,514 and $220,757, respectively.

(2)  Capital commitments

Capital commitments for purchase of land use right, property and equipment and production patents as of January 31, 2010 were approximately $9,682,200.

17.	SUBSEQUENT EVENT

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “ Subsequent Events ,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009.

Management has evaluated subsequent events from January 31, 2010 to March 16, 2010, the date which the Company’s consolidated financial statements have been issued and were available to be issued, and has concluded the following events should be reported during this period.  Subsequent events that may occur after March 16, 2010 have not been evaluated in the consolidated financial statements as of January 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended October 31, 2009.

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

•	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to R&D.

•
Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

Results of Operations

The following table sets forth certain information regarding our results of operation.

	Three Months Ended January 31
	2010	2009
	($ in thousands)
Statements of Operations Data
Sales, net	17,133	13,770
Cost of goods sold	7,653	6,480
Gross profit	9,480	7,290
Operating and administrative expenses
Sales and marketing	1,139	298
General and administrative	817	622
Research and development	152	112
Other income	11	9
Income from operation before income tax expenses	7,383	6,267
Income tax expenses	-	-
Net income	7,383	6,267
Other comprehensive income:
Cumulative currency translation adjustments	3	(65)
Total comprehensive income	7,386	6,202

Comparison of Three Months Ended January 31, 2010 and 2009

Total Comprehensive Income
Total comprehensive income increased by approximately $1,184 thousand, or 19.1%, from approximately $6,202 thousand in 2009 to approximately $7,386 thousand in 2010.  This increase was primarily attributable to an increase of approximately $3,363 thousand, or 24.4%, in sales and an increase of $68 thousand, or 104.6% in cumulative currency translation adjustments, offsets in part by an increase of $1,173 thousand, or 18.1% in cost of goods sold, an increase of approximately $841 thousand, or 282.2%, in sales and marketing, an increase of approximately $195 thousand, or 31.4% in general and administrative expenses and an increase of approximately $40 thousand, or 35.7% in research and development expenses.  Our gross profit margin increased from 52.9% in 2009 to 55.3% in 2010.

Sales
Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $3,363 thousand, or 24.4%, from approximately $13,770 thousand in 2009 to approximately $17,133 thousand in 2010.  This increase in sales was primarily attributable to increased demand and strong market acceptance of our products as a result of our marketing efforts, in addition to price increases for a number of our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged 12% and 19% of sales for the three months ended January 31, 2010 and 2009, respectively.  Sales rebates are netted against total sales.

The following table sets forth information regarding the sales of our principal products before sales rebate during the three months ended January 31, 2010 and 2009:

	2010			2009			2010 over 2009
Product name	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales

Siberian Ginseng (Acanthopanax) Series	106	9,161	46.9	141	9,320	55.0	(35)	(159)	(1.7)
Tianma Series	24	1,816	9.3	24	1,784	10.5	0	32	1.8
Compound Yangjiao Tablets	28	2,423	12.4	29	2,327	13.8	(1)	96	4.1
Shark Vital Capsules	2	1,084	5.5	5	2,426	14.3	(3)	(1,342)	(55.3)
Shengmai Granules	29	1,118	5.7	36	1,078	6.4	(7)	40	3.7
Banlangen Granules	21	539	2.8	-	-	-	21	539	100.0
Compound Honeysuckle Granules	58	3,395	17.4	-	-	-	58	3,395	100.0
Total	268	19,536	100.0	235	16,935	100.0	33	(2,601)	(15.4)

In the last quarter of 2009, we introduced two new products to the market, Banlangen Granules and Compound Honeysuckle Granules, both of which have well accepted anti-viral qualities, and were in great demand during the H1N1 pandemic and the winter season.   In 2010, we also experienced an increase in the average sales price per pack of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$19,536	$16,935
Total sales quantity (pack in thousands)	268	235
Average selling prices/pack (in thousands)	$72.90	$72.06

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series and Shengmai Granules as demonstrated in the following table, which reflects the average sales price per pack by product for 2010 and 2009 and the percentage change in the sales price per pack.

	Average Price Per Pack
Product	2010	2009	Percentage Change
Siberian Ginseng (Acanthopanax) Series	$86.31	$66.19	30.4
Tianma Series	75.21	75.05	0.2
Compound Yangjiao Tablets	85.60	80.05	6.9
Shark Vital Capsules	462.51	461.54	0.2
Shengmai Granules	39.04	29.73	31.3
Banlangen Granules	26.07	-	100.0
Compound Honeysuckle Granules	58.16	-	100.0
Total	$72.90	$72.06	1.2

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $1,173 thousand, or 18.1%, from approximately $6,480 thousand in 2009 to approximately $7,653 thousand in 2010.  This increase was primarily attributable to increase in products sold.

Although we anticipate that the cost of goods will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2010.  We anticipate that beyond 2010, our price for raw materials and other production costs will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because, due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase of our costs of goods sold.

Operating and Administrative Expenses
Our total operating expenses increased by approximately $1,076 thousand, or 104.3%, from approximately $1,032 thousand in 2009 to approximately $2,108 thousand in 2010. This increase was primarily attributable to an increase of approximately $841 thousand, or 282.2%, in sales and marketing expenses from approximately $298 thousand for 2009 to approximately $1,139 thousand for 2010, and an increase of approximately $195 thousand, or 31.4% in general and administrative expenses, from approximately $622 thousand for 2009 to approximately $817 thousand for 2010.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $1,116 thousand, or 17.8%, from approximately $6,267 thousand in 2009 to approximately $7,383 thousand in 2010.

Income Tax Expenses
We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the fiscal year of 2010 and 2009, our PRC subsidiary was granted a tax holiday and is entitled to full exemption from enterprise income taxes of 25%.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $68 thousand, or 104.6%, from approximately negative $65 thousand in 2009 to approximately $3 thousand in 2010.

Liquidity and Capital Resources

We had retained earnings of approximately $42,970 thousand and $35,587 thousand as of January 31, 2010 and October 31, 2009, respectively.  As of January 31, 2010, we had cash and cash equivalents of approximately $17,704 thousand and total current assets of approximately $43,813 thousand.  As of January 31, 2010, we had a working capital surplus of approximately $40,915 thousand.   We believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary cash flow information is as follows:

	Three months ended January 31
Net cash provided by (used in):	2010	2009
	($ in thousands)
Operating activities	9,590	1,160
Investing activities	-	(13)
Financing activities	-	-

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased approximately $8,430 thousand, from net cash provided by operating activities of approximately $1,160 thousand in 2009 to net cash provided by operating activities of approximately $9,590 thousand in 2010.  This increase was primarily attributable to an increase in net income from operations of approximately $1,116 thousand, a decrease in the level of increase in trade receivables of approximately $7,138 thousand as a result of tightened credit terms given to customers, a decrease in amounts due from related parties of approximately $987 thousand.  This increase was offset in part by increase in inventories of approximately $387 thousand, and a decrease in value added tax payable of approximately $412 thousand.

Net Cash Used in Investing Activities

Approximately $13 thousand was used to purchase property and equipment in 2009.   No cash was provided by or used in investing activities in the three months ended January 31, 2010.

Outstanding Long-Term Indebtedness

None.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Capital commitments

We have capital commitments for purchase of land use right, property and equipment and resource rights from a related party, Stock Co, of approximately $9,682,200.  We expect to fund this commitment with cash provided from operations.

Contractual Obligations

We lease office premises from a third party, Heilongjiang JiuSanYouZhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with an average monthly rental payment of $10,493.  We also lease property and a plant from a related party, Stock Co.  The lease is from April 30, 2009 to May 1, 2010, with an average monthly rental payment of $51,245.

	Payments due by period
Obligations	Total	1 Year	2 Year	Thereafter
Operating Lease Obligations – Total	$185,214	$185,214	$-	$-
Operating Lease Obligations – Related party	153,735	153,735	-	-
Operating Lease Obligations – Third party	31,479	31,479	-	-

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  We did not timely file our quarterly reports on Form 10-Q for the quarters ended January 31, April 30, and July 31, 2008 which were filed in January 2010.  In addition, we did not timely file a Form 8-K, Item 4. Non-Reliance on Previously Issued Financial Statement or a Related Audit Report or Completed Interim Review.  Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls Over Financial Reporting

As previously disclosed in our Form 10-K for the year ended October 31, 2009, as of January 31, 2010, we have not yet completed documentation of controls placed in operation to adequately address our financial reporting risks.  Accordingly, we have not yet had the opportunity to assess the effectiveness of our procedures to determine whether our internal control over financial reporting is effective.   Further, as discussed above, in light of our failure to timely file our periodic reports, we did not believe that our disclosure controls and procedures were effective at January 31, 2010.  Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2010.

As a result of the above, since the third quarter of our 2009 fiscal year, we have begun the implementation of remedial measures including hiring of a new chief financial officer in January 2010, adding additional staff, engaging consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, and account reconciliations which affect our internal controls.  We expect to continue to implement additional financial and management controls, reporting systems and procedures.  As a result of the foregoing and until we have completed our process, there have been and will be changes to our Internal Controls over financial reporting.

PART II

Item 1. Legal Proceedings.

As of March 6, 2010, we are not a party to, or threatened by, any legal proceedings.

Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

In the three-month period ended January 31, 2010, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

In the three-month period ended January 31, 2010, and subsequent period through the date hereof, we did not submit any matters to a vote of our security holders.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Second Restated Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)

10.1	Renhuang Pharmaceuticals, Inc. 2007 Non-Qualified Company Stock Grant and Option Plan(3)
10.2	2003 Omnibus Securities Plan (4)
10.3	Employment Agreement with Yan Yi Chen(5)
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009(5)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009(5)

21.1	Subsidiaries of the registrant(2)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 2, 2007.
(4)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(5)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010	RENHUANG PHARMACEUTICALS, INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 16, 2010	By:	/s/ Yan Yi Chen
Yan Yi Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)