Form 10-Q
period 2010-04-30
RENHUANG PHARMACEUTICALS INC
filed 2010-06-07
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
☐ Yes   ☒ No

As of May 31, 2010, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

ii

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to Renhuang Pharmaceuticals, Inc.  and its consolidated subsidiaries.

This Quarterly Report contains certain forward-looking statements. When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

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

iii

PART I

Item 1.  Financial Statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	April 30, 2010	October 31, 2009
		US$	US$

ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		23,391,609	8,111,514
Trade receivables, net	7	14,900,545	23,203,410
Due from related parties	11	-	130,199
Inventory, net	9	2,934,928	3,024,016
Deposits	11	1,462,887	-
Prepayments		-	89,281
Other receivables, net	8	164,566	102,613
Total current assets		42,854,535	34,661,033

Property and equipment, net	10	2,164,720	2,352,163

Deposits	11	18,557,480	16,137,000

Total assets		63,576,735	53,150,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable		279,063	369,329
Value added tax payable		498,090	1,186,642
Accrued employee benefits		1,339,371	1,136,267
Warrant liability		342,770	-
Total current liabilities		2,459,294	2,692,238

Commitments and Contingencies	16

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of April 30, 2010 and October 31, 2009)	14	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,239,536 issued and outstanding as of April 30, 2010 and October 31, 2009)	14	37,240	37,240
Additional paid-in capital		7,613,119	7,596,525
Common stock warrants	15	496,732	496,732
Reserves	16	3,372,697	3,372,697
Accumulated other comprehensive income		3,207,770	3,367,659
Retained earnings		46,389,883	35,587,105
Total shareholders’ equity		61,117,441	50,457,958

Total liabilities and shareholders’ equity		63,576,735	53,150,196

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Three months ended April 30,		Six months ended April 30,

	Note	2010	2009	2010	2009
		US$	US$	US$	US$
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net		12,092,506	8,702,878	29,225,120	22,472,875

Cost of goods sold		(5,877,856)	(4,402,550)	(13,530,494)	(10,883,043)

Gross profit		6,214,650	4,300,328	15,694,626	11,589,832

Operating and administrative expenses:
Sales and marketing		1,265,319	1,119,855	2,404,300	1,417,945
General and administrative		974,825	597,740	1,791,794	1,219,773
Research and development		570,557	494,202	722,921	605,980
Total operating expenses		2,810,701	2,211,797	4,919,015	3,243,698

Income from operations		3,403,949	2,088,531	10,775,611	8,346,134

Other income:
Interest income		15,699	10,022	27,166	19,150
Income from operations before income tax expenses		3,419,648	2,098,553	10,802,777	8,365,284

Income tax expenses	5	-	-	-	-
Net income		3,419,648	2,098,553	10,802,777	8,365,284

Other comprehensive income:
Cumulative currency translation adjustments		(162,404)	79,271	(159,889)	14,168

Total comprehensive income		3,257,244	2,177,824	10,642,888	8,379,452

Earnings per common stock- Basic		0.09	0.06	0.29	0.24
Earnings per common stock - Diluted		0.09	0.06	0.29	0.24

Weighted average common stock outstanding
Basic		37,239,536	35,096,680	37,239,536	35,096,680
Diluted		37,917,140	35,096,680	37,724,214	35,096,680

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended April 30,
	2010	2009
	US$	US$
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	10,802,777	8,365,284
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	181,076	177,224
Warrants issued for services	342,770	-
Share compensation	16,594	-

Changes in assets and liabilities:
Decrease (increase) in trade receivables	8,238,225	(4,458,764)
Decrease (increase) in due from related parties	129,841	(448,118)
Decrease in inventory, net	80,613	569,231
Decrease in prepayments	89,036	33,659
(Increase) decrease in other receivables, net	(62,244)	80,803
Decrease in accounts payable	(89,235)	(77,331)
Decrease in value added tax payable	(685,259)	(270,979)
Increase in accrued employee benefits	206,296	216,565
Net cash provided by operating activities	19,250,490	4,187,574

Cash flows from investing activities:
Purchase of property and equipment	-	(16,212)
Deposits for office properties	(3,928,614)	-
Net cash used in investing activities	(3,928,614)	(16,212)

Effect of exchange rate changes on cash	(41,781)	6,215

Net increase in cash and cash equivalents	15,280,095	4,177,577
Cash and cash equivalents, beginning of year	8,111,514	9,747,693
Cash and cash equivalents, end of year	23,391,609	13,925,270

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-	-
Interest paid during the year	-	-

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation of financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended October 31, 2009, which are included in the Company’s Form 10-K for the year ended October 31, 2009, filed with the SEC on January 29, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Renhuang Pharmaceuticals, Inc. and its subsidiaries as of April 30, 2010, the results of their operations for the three and six months ended April 30, 2010 and 2009, and their cash flows for the six months ended April 30, 2010 and 2009.  The results of operations for the three and six months ended April 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

The accompanying condensed consolidated financial statements are expressed in terms of US dollars.

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

Principles of consolidation

The condensed consolidated financial statements include the financial statements of Renhuang and its subsidiaries.

All inter-company transactions and balances have been eliminated in consolidation.

Effective beginning second quarter 2009, the FASB Topic 810, “Consolidation Topic,” revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at April 30, 2010, this change did not have an impact on the Company’s condensed consolidated financial statements.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

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

As of April 30, 2010 and October 31, 2009 the exchange rate was RMB6.84 and RMB6.82, respectively. Translation adjustment totaled ($162,404) and $79,271 for the three months ended April 30, 2010 and 2009, respectively, and ($159,889) and $14,168 for the six months ended April 30, 2010 and 2009.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have original maturities less than three months.  There are no restriction to cash at April 30, 2010 and October 31, 2009.   Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the three and six months ended April 30, 2010 and 2009.  The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three and six months ended April 30, 2010 and 2009.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

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

 Long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three and six months ended April 30, 2010 and 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Warrant liability

On March 25, 2010, the Company issued warrants (the “Warrants”) for 160,000 common shares to a service provider that have an exercise price of $2.00 per share and a contractual life of 3 years.  The terms of the Warrant agreement include the following factors that in accordance with FASB Topic ASC 815, requires that the Warrants be classified at their fair value to liabilities each reporting period.

•
The holder of the Warrants (the “Holder”) is entitled to the benefits of Rule 144 promulgated under the Securities Act of 1933, as amended and any other rule or regulation of the SEC that may at any time permit the Holder to sell securities of the Company to the public without registration.  Non compliance with such rules and regulations could result in the Company having to settle the Warrant obligation in cash.

•
The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants.  There were no dilutive events in the three and six months ended April 31, 2010, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

At April 31, 2010, the fair value of the Company’s warrants liability was $342,770.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation was based on the assumptions noted in the following table.

Expected volatility	205.3%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.69%

Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of April 30, 2010 and October 31, 2009 the carrying value of cash, trade receivables, other receivables, accounts payable, and warrant liability approximated their fair value.

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

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s condensed consolidated financial statements.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of April 30, 2010, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB Topic ASC 605, “ Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of April 30, 2010 and October 31, 2009, the Company has accrued $1,406,774 and $3,020,898, respectively, for sales rebates.   For the three months ended April 30, 2010 and 2009, the Company has deducted sales rebates in the amount of $1,506,022 and $2,024,221, respectively, from sales.  For the six months ended April 30, 2010 and 2009, the Company has deducted sales rebates in the amount of $3,908,976 and $5,190,049, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

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

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses amounted to $1,228,891 and $1,097,567 during the three months ended April 30, 2010 and 2009, respectively and $2,328,766 and $1,390,251 during the six months ended April 30, 2010 and 2009, respectively.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

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

Share-based compensation amounted to $14,250 and $0 in the three months ended April 30, 2010 and 2009, respectively and $16,594 and $0 in the six months ended April 30, 2010 and 2009, respectively.

Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

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

A provision has not been made at April 30, 2010 for U.S. or additional foreign withholding taxes on approximately $46,389,883 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of April 30, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of October 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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
April 30, 2010 and 2009

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

Comprehensive Income

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $3,257,244 and $2,177,824 for the three months ended April 30, 2010 and 2009, respectively and $10,642,888 and $8,379,452 for the six months ended April 30, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and decreased overall equity by $159,889 as of April 30, 2010 and increased overall equity by $14,168 as of April 30, 2009.

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

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

–	warrants,

–	employee stock options, and

–	other equity awards, which include long-term incentive awards.

The FASB Topic ASC 260, “Earnings per Share,” requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

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

Freestanding financial instruments with characteristics of both liabilities and equity

In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.  As of April 30, 2010 and October 31, 2009, there were no financial instruments recorded as liability.

3.  ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

In April 2010, the FASB issued Accounting Standards Update, 2010-17, Revenue Recognition—Milestone Method (Topic 605): “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update is not expected to have a material impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standards Update, 2010-13, Compensation—Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

In March, 2010, the FASB issued Accounting Standards Update, 2010-11, Derivatives and Hedging (Topic 815): “Scope Exception Related to Embedded Credit Derivatives.”  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This update also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This update is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This update is not expected to have a material impact on the Company’s financial statements

In January 2010, the FASB issued Accounting Standards Update, 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.”  This update provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this update did not have a significant impact on the Company’s financial statements.

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

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities.   This guidance must be applied to transfers occurring on or after the effective date. On February 1, 2010, the Company adopted this guidance.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. On February 1, 2010, the Company adopted this guidance.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $23,391,609 and $8,111,514, as of April 30, 2010 and October 31, 2009, respectively.  No cash balances were restricted as at April 30, 2010 and October 31, 2009.

As of April 30, 2010 and October 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  Three individual customers accounted for 10%-12% of net revenues during the three and six months ended April 30, 2010 and 2009.

The Company’s products are sold throughout the PRC. For three months ended April 30, 2010 and 2009, Siberian Ginseng (Acanthopanax) Series accounted for 41% and 53%, respectively, of total sales.  For six months ended April 30, 2010 and 2009, Siberian Ginseng (Acanthopanax) Series accounted for 44% and 54%, respectively, of total sales.

(3) Foreign currency

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

(4) Dividends

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in a subsidiary residing in the PRC.

(5) Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation in the three and six months ended April 30, 2010 and 2009.

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

5.           INCOME TAXES

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have tax holiday, the effects of the tax per share were as follows:

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Tax savings	854,912	524,638	2,700,694	2,091,321
Benefit per share:
Basic	0.02	0.01	0.07	0.06
Diluted	0.02	0.01	0.07	0.06

Had the tax exemption not been in place for the three and six months ended April 30, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Net income before tax provision, as reported	3,419,648	2,098,553	10,802,777	8,365,284
Less Tax savings	(854,912)	(524,638)	(2,700,694)	(2,091,321)
Proforma Net income	2,564,736	1,573,915	8,102,083	6,273,963
Proforma Net income per share:
Basic	0.07	0.04	0.22	0.18
Diluted	0.07	0.04	0.21	0.18

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended April 30, 2010:
Net income	3,419,648
Basic EPS income available to common shareholders	3,419,648	37,239,536	0.09
Effect of dilutive securities:
Share options		27,235
Warrants	-	650,369
Diluted EPS income available to common shareholders	3,419,648	37,917,140	0.09

For the three months ended April 30, 2009:
Net income	2,098,553
Basic EPS income available to common shareholders	2,098,553	35,096,680	0.06
Effect of dilutive securities:
Share options	-	-
Warrants	-	-
Diluted EPS income available to common shareholders	2,098,553	35,096,680	0.06

For the three months ended April 30, 2010, 70,000 share options were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

For the three months ended April 30, 2009, there were no securities or other contracts to issue common stock that need to be considered in the diluted earnings per share calculation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the six months ended April 30, 2010:
Net income	10,802,777
Basic EPS income available to common shareholders	10,802,777	37,239,536	0.29
Effect of dilutive securities:
Share options		10,721
Warrants	-	473,957
Diluted EPS income available to common shareholders	10,802,777	37,724,214	0.29

For the six months ended April 30, 2009:
Net income	8,365,284
Basic EPS income available to common shareholders	8,365,284	35,096,680	0.24
Effect of dilutive securities:
Share options	-	-
Warrants	-	-
Diluted EPS income available to common shareholders	8,365,284	35,096,680	0.24

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

For the six months ended April 30, 2010, 70,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

For the six months ended April 30, 2009, there were no securities or other contracts to issue common stock that need to be considered in the diluted earnings per share calculation.

7.           TRADE RECEIVABLES, NET

The trade receivables amount included in the condensed consolidated balance sheets as at April 30, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Trade receivables	16,749,583	26,667,816
Less: Sales rebates	(1,406,774)	(3,020,898)
Less: Allowance for doubtful accounts	(442,264)	(443,508)
Trade receivables, net	14,900,545	23,203,410

8.           OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as at April 30, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Other receivables	523,922	462,980
Less: Allowance for doubtful accounts	(359,356)	(360,367)
Other receivables, net	164,566	102,613

9.           INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as at April 30, 2010 and October 31, 2009 comprised of:

	2010	2009
	US$	US$

Raw materials	1,553,130	1,530,283
Work-in-progress	901,611	1,006,984
Finished goods	544,241	550,982
Less: Inventory reserves	(64,054)	(64,233)
Inventory, net	2,934,928	3,024,016

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

10.           PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of April 30, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Machinery and equipment	3,425,788	3,435,421
Office equipment and furnishings	54,595	53,086
Motor vehicles	52,937	54,749
	3,533,320	3,543,256
Less: Accumulated depreciation	(1,368,600)	(1,191,093)
Net book value	2,164,720	2,352,163

Depreciation expense for the three months ended April 30, 2010 and 2009 was $90,477 and $88,760, respectively, of which $86,578 and $85,039 were included as a component of cost of goods sold in the respective periods.

Depreciation expense for the six months ended April 30, 2010 and 2009 was $181,076 and $177,224, respectively, of which $173,365 and $169,844 were included as a component of cost of goods sold in the respective periods.

No assets were pledged for borrowings as at April 30, 2010 and October 31, 2009.

11.	RELATED PARTY TRANSACTIONS

Due from related parties included in the condensed consolidated balance sheets as at April 30, 2010 and October 31, 2009 comprised of:

	2010	2009
	US$	US$
Due from related parties:
Advances (1)	-	130,199
Deposits (2)	20,020,367	16,137,000

Total	20,020,367	16,267,199

(1) Advances

Mr. Li Shaoming, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co”).

As of October 31, 2009, the Company has a net amount due from Stock Co, of $130,199.  This amount consists of $539,130 of repair and maintenance work performed on property and plant leased from Stock Co and paid for on Stock Co’s behalf.  This is offset by $408,931 of professional fees in connection with the acquisition of Harbin Renhuang Pharmaceutical Company Limited in 2006, paid for by Stock Co on the Company’s behalf.  During the quarter ended January 31, 2010, the Company received from Stock Co, a cash payment of $539,130 resulting in a balance of $408,931 due to Stock Co, which was settled in the quarter ended April 30, 2010.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

(2) Deposits

On September 1, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire two production patents, for a total consideration of $2,340,619.  Pursuant to the Purchase Agreement, a payment of $1,467,000 was made to Stock Co, in October 2009 and $1,462,887 and $1,467,000 was recorded as deposits on the condensed consolidated balance sheet as at April 30, 2010 and October 31, 2009, respectively.  Pursuant to the Purchase Agreement, final payment of $877,732 is due by December 31, 2010, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at April 30, 2010.

On October 12, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,406,185.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co, in October 2009 and $14,628,866 and $14,670,000 was recorded as deposits on the condensed consolidated balance sheet as at April 30, 2010 and October 31, 2009, respectively.  Pursuant to the Purchase Agreement, final payment of $8,777,319 is due by December 31, 2011, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at April 30, 2010.

On April 10, 2010, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,612,306.  Pursuant to the Purchase Agreement, a payment of $3,928,614 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,683,692 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at April 30, 2010.

(3) Related party transactions

The Company leases property and plant from Stock Co.  Rental expenses related to this lease, incurred and expensed to condensed consolidated statements of operations and comprehensive income during the three months ended April 30, 2010 and 2009 amounted to $153,612 and $153,600, respectively, during the six months ended April 30, 2010 and 2009 amounted to $307,224 and $307,200, respectively.

During the three and six months ended April 30, 2010 and 2009, the Company sold goods in the amount of $0 and $375,000, respectively, to Heilongjiang Renhuang Pharmaceutical Limited, a company where Mr. Li Shaoming is a major shareholder.

12.           EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the condensed consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $99,593 and $103,632 for the three months ended April 30, 2010 and 2009, respectively and $204,556 and $216,546 for the six months ended April 30, 2010 and 2009, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

13.          ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At April 30, 2010, the Company had no assets measured at fair value and the following liabilities measured at fair value:

	Fair value measurement
	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$
Warrants liability	-	342,770

At October 31, 2009, the Company had no assets and liabilities measured at fair value.

14.           PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As at April 30, 2010 and October 31, 2009, there is no preferred stock outstanding.

(2)  Common Stock and Equity Transactions

During the three and six months ended April 30, 2010, the Company recorded $11,589 and $13,933, respectively, of share-based compensation expense in connection with an option to purchase 50,000 shares valued at $47,527 granted to an employee on January 13, 2010.

During the three and six months ended April 30, 2010, the Company recorded $2,661 of share-based compensation expense in connection with an option to purchase 70,000 shares valued at $171,397 granted to an independent director on April 13, 2010.

15.           OPTION PLAN AND WARRANTS

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on April 30, of the immediately preceding year. As of April 30, 2010, the number of shares of common stock outstanding was 37,239,536 making 3,723,954 shares of common stock subject to the 2003 Plan.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis from the date of grant, conditioned upon continued service on such quarterly dates, and have a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $2,661 was recorded as compensation expense in the three and six months ended April 30, 2010.  The valuation was based on the assumptions noted in the following table.

Expected volatility	227.9%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.65%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to pay them in the future.  The market price volatility of our common stock was based on historical volatility since April 13, 2009.  Our methodology is consistent with prior period volatility assumptions.  The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised in the past to provide relevant historical data.

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

On January 13, 2010, an option to purchase 50,000 shares was granted under the 2007 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $47,527, of which $11,589 and $13,933 was recorded as compensation expense in the three and six months ended April 30, 2010, respectively.  The valuation was based on the assumptions noted in the following table.

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

A summary of option activity under the Company’s option  plan as of April 30, 2010 and movement during the six months then ended are as follow:

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at November 1, 2009	-	-	-	-
Granted	120,000	1.92	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at April 30, 2010	120,000	1.92	94,100	2.85

A summary of the status of the Company’s non-vested options as of April 30, 2010 and movements during the six months then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at November 1, 2009	-	-
Granted	120,000	1.91
Vested	-	-
Forfeited or expired	-	-
Non-vested at April 30, 2010	120,000	1.91

As of April 30, 2010, there was $202,330 of unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s option plan.  The cost is expected to be recognized over a period of 2.96 years.

(3)  Warrants

As of April 30, 2010, the Company has 1,231,428 warrants outstanding at an average exercise price of $1.25 per warrant for one share each of the Company’s common stock. The warrants expire in 2012 and 2013.

	Warrants	Average exercise price
		US$
Outstanding warrants at November 1, 2009	1,071,428	0.88
Warrants granted	160,000	2.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at April 30, 2010	1,231,428	1.25

Information regarding the warrants outstanding at April 30, 2010 is summarized as below:

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

	Warrants outstanding at
	April 30, 2010
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Exercise Prices	Warrants	Contractual	Price
US$	Outstanding	Life (years)	US$

0.88	1,071,428
2.00	160,000
	1,231,428	2.16	1.02

16.           STATUTORY RESERVES

The reserve funds as of April 30, 2010 and October 31, 2009 were comprised of the following:

	2010	2009
	US$	US$

Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

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

17.           COMMITMENTS AND CONTINGENCIES

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(1)  Operating lease arrangements

The Company leases office premise from a third party, Heilongjiang Jiusanyouzhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with monthly rental payment of $10,484.

The Company also leases property and plant from a related party, Harbin Renhuang Pharmaceutical Stock Co. Ltd.  The lease is from April 30, 2009 to May 1, 2010, with monthly rental payment of $51,204.

As of April 30, 2010, there is no minimum lease payment in future years.

During the three months ended April 30, 2010 and 2009, the Company incurred rental expenses in the amount of $180,676 and $153,659, respectively.

During the six months ended April 30, 2010 and 2009, the Company incurred rental expenses in the amount of $366,189 and $374,416, respectively.

(2)  Capital commitments

As of April 30, 2010, the Company has capital commitments for purchase of land use right, property and equipment, office floors and production patents of approximately $11,338,743.

18.           SUBSEQUENT EVENT

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009.

Management has evaluated subsequent events from April 30, 2010 to June 7, 2010, the date which the Company’s condensed consolidated financial statements have been issued and were available to be issued, and has concluded no events need to be reported during this period.  Subsequent events that may occur after June 7, 2010 have not been evaluated in the condensed consolidated financial statements as of April 30, 2010.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
Pharmaceutical Industry Growth.  We believe the market for pharmaceutical products in China is growing rapidly driven by China’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in China.   In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens.  We expect these factors to continue to drive industry growth.

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

•	Seasonality. Our product sales remain seasonal, with greater demand in colder months.

•	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to R&D.

•
Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

 Results of Operations

Three-Month Period Ended April 30, 2010 Compared to Three-Month Period Ended April 30, 2009

The following table sets forth certain information regarding our results of operation.

	Three Months Ended April 30
	2010	2009
	($ in thousands)
Statements of Operations Data
Sales, net	12,093	8,703
Cost of goods sold	5,878	4,403
Gross profit	6,215	4,300
Operating and administrative expenses
Sales and marketing	1,265	1,120
General and administrative	975	598
Research and development	571	494
Other income	15	10
Income from operation before income tax expenses	3,419	2,098
Income tax expenses	-	-
Net income	3,419	2,098
Other comprehensive income:
Cumulative currency translation adjustments	(162)	79
Total comprehensive income	3,257	2,177

Total Comprehensive Income
Total comprehensive income increased by approximately $1,080 thousand, or 49.6%, from approximately $2,177 thousand in 2009 to approximately $3,257 thousand in 2010.  This increase was mainly attributable to the increased sale of our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009 and an increase in average selling prices across our products.  Our gross profit margin increased from 49.4% in 2009 to 51.4% in 2010, as a result of reduced sales rebates and price increases of a number of our products.

Sales
Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $3,390 thousand, or 39.0%, from approximately $8,703 thousand in 2009 to approximately $12,093 thousand in 2010.  This increase in sales was primarily attributable to strong demands for our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009, in addition to an increase in average selling prices across our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged 11% and 19% of sales for the three months ended April 30, 2010 and 2009, respectively.  Sales rebates are netted against total sales.

The following table sets forth information regarding the sales of our principal products before sales rebate during the three months ended April 30, 2010 and 2009:

	2010			2009			2010 over 2009
Product name	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales

Siberian Ginseng (Acanthopanax) Series	76	5,538	40.7	88	5,635	52.5	(12)	(97)	(1.7)
Tianma Series	13	977	7.2	13	974	9.1	0	3	0.3
Compound Yangjiao Tablets	18	1,758	12.9	19	1,529	14.3	(1)	229	15.0
Shark Vital Capsules	1	655	4.8	4	1,634	15.2	(3)	(979)	(59.9)
Shengmai Granules	23	979	7.2	25	953	8.9	(2)	26	2.7
Banlangen Granules	15	402	3.0	-	-	-	15	402	100.0
Compound Honeysuckle Granules	55	3,289	24.2	-	-	-	55	3,289	100.0
Total	201	13,598	100.0	149	10,725	100.0	52	2,873	26.8

We experienced a slight decrease in the demand of a number of our products mainly from reduced order volumes as the effect of the Health Reform filters through the chain drug stores.  The chain drug stores reacting to the potential competition that the Heath Reform may bring are being cautious and maintaining lower than usual stock levels.  As the PRC government moves forward with the Health Reform, hospitals, health clinics and institutions will be established in villages, remote regions and under-developed cities, creating additional channels for the rural population to purchase drugs aside from the chain drug stores.  We expect the Health Reform, when fully in place, will greatly improve the rural population’s access to healthcare, and therefore increase the demand for our products.  We have established Medical Reform Sales Department as a dedicated resource focused on capturing this tremendous growth opportunity.

In the last quarter of 2009, we introduced two new products to the market, Banlangen Granules and Compound Honeysuckle Granules, both of which have well accepted anti-viral qualities, and were in great demand during and post the H1N1 pandemic and the winter season.

In 2010, we experienced a decrease in the average sales price per pack of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$13,598	$10,725
Total sales quantity (pack in thousands)	201	149
Average selling prices/pack (in thousands)	$67.65	$71.98

The decrease in average sales price per pack, as reflected in the table, is primarily attributable to a change in sale mix, with more products with lower average price per pack sold, namely Banlangen Granules and Compound Honeysuckle Granules.  Overall, the average price of individual products sold in both 2010 and 2009 increased as demonstrated in the following table, which reflects the average sales price per pack by product for 2010 and 2009 and the percentage change in the sales price per pack.

	Average Price Per Pack
Product	2010	2009	Percentage Change
Siberian Ginseng (Acanthopanax) Series	$72.66	$63.78	13.9
Tianma Series	76.34	75.03	1.7
Compound Yangjiao Tablets	100.03	80.04	25.0
Shark Vital Capsules	461.40	461.46	0.0
Shengmai Granules	42.01	37.52	12.0
Banlangen Granules	26.01	-	100.0
Compound Honeysuckle Granules	60.02	-	100.0
Total	$67.65	$71.98	(6.0)

In addition to increasing the price of Shengmai Granules, we recently introduced new dosage forms to our existing Botanical anti-depression and nerve-regulation product category, which contain less sugar content and are suitable for diabetic patient consumption.  We were able to demand a higher price for these new dosage forms, namely in our Siberian Ginseng (Acanthopanax) Series and Compound Yangjiao Tablets.  We plan to launch our latest products, Badger Oil, a natural medicine for the treatment of burns with no known toxic side effects or allergic reactions, and Qing Re Jie Du Oral Liquid, a traditional Chinese Medicine for the treatment of influenza (commonly known as the “flu”) and upper respiratory infections in the later half of the year.  Based on market research, we anticipate positive market acceptance to these new products.

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $1,475 thousand, or 33.5%, from approximately $4,403 thousand in 2009 to approximately $5,878 thousand in 2010.  This increase was primarily attributable to increased products sold and increased raw material prices, namely sugar, which had a price increase in March 2010 of approximately 32%.

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

Operating and Administrative Expenses
Our total operating expenses increased by approximately $599 thousand, or 27.1%, from approximately $2,212 thousand in 2009 to approximately $2,811 thousand in 2010. This increase was primarily attributable to an increase of approximately $145 thousand, or 12.9%, in sales and marketing expenses from approximately $1,120 thousand for 2009 to approximately $1,265 thousand for 2010, as we continued to invest in our distribution network and increase TV advertising to increase product market share and create greater consumer awareness of our premium quality products.  This increase was also attributable to an increase of approximately $377 thousand, or 63.0% in general and administrative expenses from approximately $598 thousand for 2009 to approximately $975 thousand for 2010, mainly as a result of recording approximately $343 thousand of expenses associated with warrants issued for services, and an increase of research and development expenses of approximately $77 thousand, or 15.6% from approximately $494 thousand for 2009 to approximately $571 thousand for 2010.  We expect research and development expenses to continue to increase in the coming quarters as our pipeline projects advance and our pipeline size grows.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $1,321 thousand, or 63.0%, from approximately $2,098 thousand in 2009 to approximately $3,419 thousand in 2010.

Income Tax Expenses
We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the fiscal year of 2010 and 2009, our PRC subsidiary was granted a tax holiday and is entitled to full exemption from enterprise income taxes of 25%.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $241 thousand, or 305.1%, from approximately $79 thousand in 2009 to approximately negative $162 thousand in 2010.

Six-Month Period Ended April 30, 2010 Compared to Six-Month Period Ended April 30, 2009

The following table sets forth certain information regarding our results of operation.

	Six Months Ended April 30
	2010	2009
	($ in thousands)
Statements of Operations Data
Sales, net	29,225	22,473
Cost of goods sold	13,530	10,883
Gross profit	15,695	11,590
Operating and administrative expenses
Sales and marketing	2,404	1,418
General and administrative	1,792	1,220
Research and development	723	606
Other income	27	19
Income from operation before income tax expenses	10,803	8,365
Income tax expenses	-	-
Net income	10,803	8,365
Other comprehensive income:
Cumulative currency translation adjustments	(160)	14
Total comprehensive income	10,643	8,379

Total Comprehensive Income
Total comprehensive income increased by approximately $2,264 thousand, or 27.0%, from approximately $8,379 thousand in 2009 to approximately $10,643 thousand in 2010.  This increase was mainly attributable to the increased sales of our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009 and an increase in average selling prices across our products.  Our gross profit margin increased from 51.6% in 2009 to 53.7% in 2010, as a result of reduced sales rebates and prices increases of a number of our products.

Sales
Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $6,752 thousand, or 30.0%, from approximately $22,473 thousand in 2009 to approximately $29,225 thousand in 2010.  This increase in sales was primarily attributable to strong demands for our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009, in addition to an increase in average selling prices across our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged 12% and 19% of sales for the six months ended April 30, 2010 and 2009, respectively.  Sales rebates are netted against total sales.

The following table sets forth information regarding the sales of our principal products before sales rebate during the six months ended April 30, 2010 and 2009:

	2010			2009			2010 over 2009
Product name	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales

Siberian Ginseng (Acanthopanax) Series	182	14,699	44.4	229	14,956	54.1	(47)	(257)	(1.7)
Tianma Series	37	2,793	8.4	37	2,759	10.0	0	34	1.2
Compound Yangjiao Tablets	46	4,180	12.6	48	3,857	13.9	(2)	323	8.4
Shark Vital Capsules	4	1,739	5.3	9	4,061	14.7	(5)	(2,322)	(57.2)
Shengmai Granules	52	2,097	6.3	62	2,031	7.3	(10)	66	3.2
Banlangen Granules	36	941	2.8	-	-	-	36	941	100.0
Compound Honeysuckle Granules	113	6,685	20.2	-	-	-	113	6,685	100.0
Total	470	33,134	100.0	385	27,664	100.0	85	5,470	19.8

In the first quarter of 2010, we increased the price of a number of our products namely, Siberian Ginseng (Acanthoopanax) Series and Shengmai Granules, which has led to a temporary softening in demand for these products as a result of the price increases.  Although sales declined slightly in these product categories in the first quarter, we show volume rebounded in the second quarter, however, this was offset by a slight decrease in the demand of a number of our products mainly from reduced order volumes as the effect of the Health Reform filters through the chain drug stores.  The chain drug stores reacting to the potential competition that the Heath Reform may bring are being cautious and maintaining lower than usual stock levels.  As the PRC government moves forward with the Health Reform, hospitals, health clinics and institutions will be established in villages, remote regions and under-developed cities, creating additional channels for the rural population to purchase drugs aside from the chain drug stores.  We expect the Health Reform, when fully in place, will greatly improve the rural population’s access to healthcare, and therefore increase the demand for our products.  We have established Medical Reform Sales Department as a dedicated resource focused on capturing this tremendous growth opportunity.

In the last quarter of 2009, we introduced two new products to the market, Banlangen Granules and Compound Honeysuckle Granules, both of which have well accepted anti-viral qualities, and were in great demand during and post the H1N1 pandemic and the winter season.

In 2010, we experienced a decrease in the average sales price per pack of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$33,134	$27,664
Total sales quantity (pack in thousands)	470	385
Average selling prices/pack (in thousands)	$70.50	$71.85

The decrease in average sales price per pack, as reflected in the table, is primarily attributable to a change in sale mix, with more products with lower average price per pack sold, namely Banlangen Granules and Compound Honeysuckle Granules.  Overall, the average price of individual products sold in both 2010 and 2009 increased as demonstrated in the following table, which reflects the average sales price per pack by product for 2010 and 2009 and the percentage change in the sales price per pack.

	Average Price Per Pack
Product	2010	2009	Percentage Change
Siberian Ginseng (Acanthopanax) Series	$80.61	$65.26	23.5
Tianma Series	75.60	75.05	0.7
Compound Yangjiao Tablets	91.13	80.05	13.8
Shark Vital Capsules	462.09	461.54	0.1
Shengmai Granules	40.37	32.94	22.6
Banlangen Granules	26.04	-	100.0
Compound Honeysuckle Granules	59.06	-	100.0
Total	$70.50	$71.85	(2.0)

In addition to increasing the price of a number of our products in the first quarter of 2010, namely Siberian Ginseng (Acanthoopanax) Series and Shengmai Granules, we recently introduced new dosage forms to our existing Botanical anti-depression and nerve-regulation product category, which contain less sugar content and are suitable for diabetic patient consumption.  We were able to demand a higher price for these new dosage forms, namely in our Siberian Ginseng (Acanthopanax) Series and Compound Yangjiao Tablets.  We plan to launch our latest products, Badger Oil, a natural medicine for the treatment of burns with no known toxic side effects or allergic reactions, and Qing Re Jie Du Oral Liquid, a traditional Chinese Medicine for the treatment of influenza (commonly known as the “flu”) and upper respiratory infections in later half of the year.  Based on market research, we anticipate positive market acceptance to these new products.

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $2,647 thousand, or 24.3%, from approximately $10,883 thousand in 2009 to approximately $13,530 thousand in 2010.  This increase was primarily attributable to increased products sold and increase in raw material prices, namely sugar, which had a price increase in March 2010 of approximately 32%.

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

Operating and Administrative Expenses
Our total operating expenses increased by approximately $1,675 thousand, or 51.6%, from approximately $3,244 thousand in 2009 to approximately $4,919 thousand in 2010. This increase was primarily attributable to an increase of approximately $986 thousand, or 69.5%, in sales and marketing expenses from approximately $1,418 thousand for 2009 to approximately $2,404 thousand for 2010, as we continued to invest in our distribution network and increase TV advertising to increase product market share and create greater consumer awareness of our premium quality products.  This increase was also attributable to an increase of approximately $572 thousand, or 46.9% in general and administrative expenses from approximately $1,220 thousand for 2009 to approximately $1,792 thousand for 2010, mainly as a result of recording approximately $343 thousand of expenses associated with warrants issued for services, and an increase of approximately $117 thousand, or 19.3% in research and development expenses from approximately $606 thousand for 2009 to approximately $723 thousand for 2010.  We expect research and development expenses to continue to increase in the coming quarters as our pipeline projects advance and our pipeline size grows.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $2,438 thousand, or 29.1%, from approximately $8,365 thousand in 2009 to approximately $10,803 thousand in 2010.

Income Tax Expenses
We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the fiscal year of 2010 and 2009, our PRC subsidiary was granted a tax holiday and is entitled to full exemption from enterprise income taxes of 25%.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $174 thousand, or 1,242.9%, from approximately $14 thousand in 2009 to approximately negative $160 thousand in 2010.

Liquidity and Capital Resources

We had retained earnings of approximately $46,390 thousand and $35,587 thousand as of April 30, 2010 and October 31, 2009, respectively.  As of April 30, 2010, we had cash and cash equivalents of approximately $23,392 thousand and total current assets of approximately $42,855 thousand.  As of April 30, 2010, we had a working capital surplus of approximately $40,395 thousand.   We believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary cash flow information is as follows:

	Six months ended April 30
Net cash provided by (used in):	2010	2009
	($ in thousands)
Operating activities	19,250	4,188
Investing activities	(3,929)	(16)
Financing activities	-	-

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased approximately $15,062 thousand, from net cash provided by operating activities of approximately $4,188 thousand in 2009 to net cash provided by operating activities of approximately $19,250 thousand in 2010.  This increase was primarily attributable to an increase in net income from operations of approximately $2,437 thousand, and a reduction in trade receivables of approximately $12,697 thousand, as average days sales outstanding fell to 118 days in 2010 from 186 days in 2009, which included a period of sales term incentives.  We have recently tightened our credit terms with our customers to be within 100 days and will continue to increase our collection efforts to reduce our days sales outstanding.  This increase in net cash provided by operating activities was also attributable to a reduction in amounts due from related parties by approximately $578 thousand, and a decrease in inventory level by approximately $488 thousand.  Furthermore, this increase in net cash provided by operating activities was offset in part by a decrease in value added tax payable of approximately $414 thousand.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $3,913 thousand, from approximately $16 in 2009 to approximately $3,929 thousand in 2010.  This increase was primarily attributable to approximately $3,929 thousand of payments made to purchase office floors from a third party during the period ending April 30, 2010.

Outstanding Long-Term Indebtedness

None.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Capital commitments

We have capital commitments for purchase of land use right, property and equipment and production patents from a related party, Stock Co, of approximately $9,655,051. In addition, on April 10, 2010, the Company, through its wholly own subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd, entered into a Property Sale and Purchase Contract (“Purchase Agreement”) with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors in a building located in the Nangang District, Harbin, PRC, for total consideration of $5,612,306.  Pursuant to the Purchase Agreement, a payment of $3,928,614 was made in April 2010, and the final payment of approximately $1,683,692 is due by December 20, 2012, at which time title to the property will be transferred to the Company.  We expect to fund these commitments with cash provided from operations.

Contractual Obligations

We lease office premises from a third party, Heilongjiang JiuSanYouZhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with an average monthly rental payment of $10,484.  We also lease property and a plant from a related party, Stock Co.  The lease is from April 30, 2009 to May 1, 2010, with an average monthly rental payment of $51,204.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  We did not timely file our quarterly reports on Form 10-Q for the quarters ended January 31, April 30, and July 31, 2008 which were filed in January 2010.  In addition, we did not timely file a Form 8-K, Item 4. Non-Reliance on Previously Issued Financial Statement or a Related Audit Report or Completed Interim Review.  Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls Over Financial Reporting

As previously disclosed in our Form 10-K for the year ended October 31, 2009, as of April 30, 2010, we have not yet completed documentation of controls placed in operation to adequately address our financial reporting risks.  Accordingly, we have not yet had the opportunity to assess the effectiveness of our procedures to determine whether our internal control over financial reporting is effective.   Further, as discussed above, in light of our failure to timely file our periodic reports, we did not believe that our disclosure controls and procedures were effective at April 30, 2010.  Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2010.

As a result of the above, since the third quarter of our 2009 fiscal year, we have begun the implementation of remedial measures including hiring of a new chief financial officer in January 2010, adding additional staff, appointing three independent Directors to our Board of Directors, engaging consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for fiscal year 2010, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward.  As a result of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

As of May 31, 2010, we are not a party to, or threatened by, any legal proceedings.

Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2010, the Company issued to its investor relations consultant a warrant representing the right to purchase one hundred and sixty thousand (160,000) fully-paid and non-assessable shares of Company common stock (the “Warrant”) at an exercise price of $2.00 per share (the “Exercise Price”), subject to adjustment, and exercisable for a period of three (3) years from the issuance date of the Warrant.  The Warrant was issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) thereunder.

Item 3.  Defaults upon Senior Securities.

In the six-month period ended April 30, 2010, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. [REMOVED AND RESERVED].

Item 5.  Other Information.

Compensation to Outside Directors

The Company previously announced the appointment of our outside directors Messrs. Xiaoheng Shao, Changxiong Sun, and Bingchun Wu.  Messrs. Sun and Wu will be members of our Audit Committee and for their services, they will each receive RMB3,000 ($439) per month for Board meeting attendance and will be reimbursed for their expenses incurred in performing their duties.  In addition, Mr. Shao, the Chair of our Audit Committee, will receive $3,000 per month for Board meeting attendance and will be reimbursed for his expenses incurred in performing his duties as an outside director. Further, Mr. Shao will receive an option for 70,000 shares of Company common stock pursuant to the Company’s 2003 Omnibus Securities Plan that will vest quarterly from the date of grant, conditioned upon continued service on such quarterly dates, such options having a contractual life of 3 years.

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Second Restated Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)

10.1	Renhuang Pharmaceuticals, Inc. 2007 Non-Qualified Company Stock Grant and Option Plan(3)
10.2	2003 Omnibus Securities Plan (4)
10.3	Employment Agreement with Yan Yi Chen(5)
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009(5)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009(5)
10.6	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010*
10.7	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010*
10.8	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010*
10.9	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010*

21.1	Subsidiaries of the registrant(2)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 2, 2007.
(4)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(5)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2010	RENHUANG PHARMACEUTICALS, INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: June 7, 2010	By:	/s/ Yan Yi Chen
Yan Yi Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)