Form 10-Q
period 2010-07-31
RENHUANG PHARMACEUTICALS INC
filed 2010-09-17
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-34808

RENHUANG PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1273503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The 11th Floor, Changjiang International Building, No. 28, Changjiang Road, Nangang District, Harbin, Heilongjiang Province, P.R. China 150090 (Address of principal executive offices)

86-451-8260-2162
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
☐ Yes   ☒ No

 As of September 2, 2010, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I

Item 1.  Financial Statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	July 31, 2010	October 31, 2009
		US$	US$
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		28,749,480	8,111,514
Trade receivables, net	7	10,817,824	23,203,410
Due from related parties	11	-	130,199
Inventory, net	9	3,573,349	3,024,016
Deposits	11	1,473,796	-
Prepayments		-	89,281
Other receivables, net	8	144,011	102,613
Total current assets		44,758,460	34,661,033

Property and equipment, net	10	2,090,592	2,352,163

Deposits	11	18,695,870	16,137,000

Total assets		65,544,922	53,150,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable		256,993	369,329
Value added tax payable		471,282	1,186,642
Accrued employee benefits		1,422,006	1,136,267
Warrant liability		342,770	-
Total current liabilities		2,493,051	2,692,238

Commitments and Contingencies	17

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of July 31, 2010 and October 31, 2009)	14	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,239,536 issued and outstanding as of July 31, 2010 and October 31, 2009)	14	37,240	37,240
Additional paid-in capital		7,651,460	7,596,525
Common stock warrants	15	496,732	496,732
Reserves	16	3,372,697	3,372,697
Accumulated other comprehensive income		3,669,590	3,367,659
Retained earnings		47,824,152	35,587,105
Total shareholders’ equity		63,051,871	50,457,958

Total liabilities and shareholders’ equity		65,544,922	53,150,196

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Three months ended July 31,		Nine months ended July 31,
	Note	2010	2009	2010	2009
		US$	US$	US$	US$
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net		9,263,892	6,442,197	38,489,012	28,915,072

Cost of goods sold		(4,620,568)	(2,942,649)	(18,151,062)	(13,825,692)

Gross profit		4,643,324	3,499,548	20,337,950	15,089,380

Operating and administrative expenses:
Sales and marketing		1,284,990	1,109,540	3,689,290	2,534,865
General and administrative		395,131	499,949	2,208,965	1,712,342
Research and development		1,528,933	1,227,411	2,251,854	1,833,391
Total operating expenses		3,209,054	2,836,900	8,150,109	6,080,598

Income from operations		1,434,270	662,648	12,187,841	9,008,782

Other income:
Interest income		22,039	12,054	49,206	31,204
Income from operations before income tax expenses		1,456,309	674,702	12,237,047	9,039,986

Income tax expenses	5	-	-	-	-
Net income		1,456,309	674,702	12,237,047	9,039,986

Other comprehensive income:
Cumulative currency translation adjustments		461,820	(93,739)	301,931	(79,568)

Total comprehensive income		1,918,129	580,963	12,538,978	8,960,418

Earnings per common stock- Basic		0.04	0.02	0.33	0.26
Earnings per common stock - Diluted		0.04	0.02	0.32	0.26

Weighted average common stock outstanding
Basic		37,239,536	36,796,990	37,239,536	35,096,680
Diluted		37,901,089	36,796,990	37,793,370	35,096,680

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended July 31,
	2010	2009
	US$	US$
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	12,237,047	9,039,986
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	261,572	265,559
Warrants issued for services	342,770	-
Share compensation	42,759	-

Changes in assets and liabilities:
Decrease (increase) in trade receivables	12,385,586	(5,868,520)
Decrease (increase) in due from related parties	130,199	(321,010)
Decrease (increase) in inventory, net	(549,333)	43,425
Decrease (increase) in prepayments and in other receivables	(1,425,913)	77,805
Decrease in accounts payable	(112,336)	(93,249)
Decrease in value added tax payable	(715,360)	(270,065)
Increase in accrued employee benefits	285,739	281,611
Decrease in other payables	-	(96,754)
Net cash provided by operating activities	22,882,730	3,058,788

Cash flows from investing activities:
Purchase of property and equipment	-	(16,183)
Deposits for office properties	(2,558,870)	-
Net cash used in investing activities	(2,558,870)	(16,183)

Effect of exchange rate changes on cash	314,106	(22,551)

Net increase in cash and cash equivalents	20,637,966	3,042,605
Cash and cash equivalents, beginning of year	8,111,514	9,747,693
Cash and cash equivalents, end of year	28,749,480	12,767,747

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-	-
Interest paid during the year	-	-

The accompanying notes are an integral part of these financial statements.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Renhuang Pharmaceuticals, Inc. and its subsidiaries as of July 31, 2010, the results of their operations for the three and nine months ended July 31, 2010 and 2009, and their cash flows for the nine months ended July 31, 2010 and 2009.  The results of operations for the three and nine months ended July 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

Effective beginning third quarter 2009, the FASB Topic 810, “Consolidation Topic,” revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at July 31, 2010, this change did not have an impact on the Company’s condensed consolidated financial statements.

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
July 31, 2010 and 2009

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

As of July 31, 2010 and October 31, 2009 the exchange rate was RMB6.79 and RMB6.82, respectively. Translation adjustment totaled $461,820 and ($93,739) for the three months ended July 31, 2010 and 2009, respectively, and $301,931 and ($79,568) for the nine months ended July 31, 2010 and 2009.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have original maturities less than three months.  There are no restriction to cash at July 31, 2010 and October 31, 2009.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the three and nine months ended July 31, 2010 and 2009.  The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three and nine months ended July 31, 2010 and 2009.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

 Long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three and nine months ended July 31, 2010 and 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

•
The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants.  There were no dilutive events in the three and nine months ended July 31, 2010, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

At July 31, 2010, the fair value of the Company’s warrants liability was $342,770.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation was based on the assumptions noted in the following table.

Expected volatility	205.3%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.69%

Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of July 31, 2010 and October 31, 2009 the carrying value of cash, trade receivables, other receivables, accounts payable, and warrant liability approximated their fair value.

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
July 31, 2010 and 2009

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

As of July 31, 2010, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB Topic ASC 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of July 31, 2010 and October 31, 2009, the Company has accrued $550,217 and $3,020,898, respectively, for sales rebates.   For the three months ended July 31, 2010 and 2009, the Company has deducted sales rebates in the amount of $1,018,359 and $1,361,965, respectively, from sales.  For the nine months ended July 31, 2010 and 2009, the Company has deducted sales rebates in the amount of $4,923,196 and $6,545,697, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

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

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses amounted to $1,232,000 and $1,085,756 during the three months ended July 31, 2010 and 2009, respectively and $3,558,109 and $2,476,007 during the nine months ended July 31, 2010 and 2009, respectively.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

Share-based compensation amounted to $26,165 and $0 in the three months ended July 31, 2010 and 2009, respectively and $42,759 and $0 in the nine months ended July 31, 2010 and 2009, respectively.

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
July 31, 2010 and 2009

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

A provision has not been made at July 31, 2010 for U.S. or additional foreign withholding taxes on approximately $48,527,354 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of July 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of October 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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
July 31, 2010 and 2009

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

Comprehensive Income

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $1,918,129 and $580,963 for the three months ended July 31, 2010 and 2009, respectively and $12,538,978 and $8,960,418 for the nine months ended July 31, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $301,931 as of July 31, 2010 and decreased overall equity by $79,568 as of July 31, 2009.

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
July 31, 2010 and 2009

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

Freestanding financial instruments with characteristics of both liabilities and equity

In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.  As of July 31, 2010 and October 31, 2009, there were no financial instruments recorded as liability.

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
July 31, 2010 and 2009

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
July 31, 2010 and 2009

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

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $28,749,480 and $8,111,514, as of July 31, 2010 and October 31, 2009, respectively.  No cash balances were restricted as at July 31, 2010 and October 31, 2009.

As of July 31, 2010 and October 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  Three individual customers accounted for 10%-12% of net revenues during the three and nine months ended July 31, 2010 and 2009.

The Company’s products are sold throughout the PRC. For three months ended July 31, 2010 and 2009, Siberian Ginseng (Acanthopanax) Series accounted for 43% and 55.3%, respectively, of total sales.  For nine months ended July 31, 2010 and 2009, Siberian Ginseng (Acanthopanax) Series accounted for 44% and 54.3%, respectively, of total sales.

(3) Foreign currency

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

(4) Dividends

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in a subsidiary residing in the PRC.

(5) Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation in the three and nine months ended July 31, 2010 and 2009.

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

5.  INCOME TAXES

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have tax holiday, the effects of the tax per share were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Tax savings	364,077	168,676	3,059,262	2,259,997
Benefit per share:
Basic	0.01	0.01	0.08	0.06
Diluted	0.01	0.01	0.08	0.06

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Had the tax exemption not been in place for the three and nine months ended July 31, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Net income before tax provision, as reported	1,456,309	674,702	12,237,047	9,039,986
Less Tax savings	(364,077)	(168,676)	(3,059,262)	(2,259,997)
Proforma Net income	1,092,232	506,026	9,177,785	6,779,989
Proforma Net income per share:
Basic	0.03	0.01	0.25	0.19
Diluted	0.03	0.01	0.24	0.19

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended July 31, 2010:
Net income	1,456,309
Basic EPS income available to common shareholders	1,456,309	37,239,536	0.04
Effect of dilutive securities:
Share options		26,392
Warrants	-	635,161
Diluted EPS income available to common shareholders	1,456,309	37,901,089	0.04

For the three months ended July 31, 2009:
Net income	674,702
Basic EPS income available to common shareholders	674,702	36,796,990	0.02
Effect of dilutive securities:
Share options	-	-
Warrants	-	-
Diluted EPS income available to common shareholders	674,702	36,796,990	0.02

For the three months ended July 31, 2010, 70,000 share options were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

For the three months ended July 31, 2009, there were no securities or other contracts to issue common stock that need to be considered in the diluted earnings per share calculation.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the nine months ended July 31, 2010:
Net income	12,237,047
Basic EPS income available to common shareholders	12,237,047	37,239,536	0.33
Effect of dilutive securities:
Share options		21,416
Warrants	-	532,418
Diluted EPS income available to common shareholders	12,237,047	37,793,370	0.32

For the nine months ended July 31, 2009:
Net income	9,039,986
Basic EPS income available to common shareholders	9,039,986	35,096,680	0.26
Effect of dilutive securities:
Share options	-	-
Warrants	-	-
Diluted EPS income available to common shareholders	9,039,986	35,096,680	0.26

For the nine months ended July 31, 2010, 70,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

For the nine months ended July 31, 2009, there were no securities or other contracts to issue common stock that need to be considered in the diluted earnings per share calculation.

7.           TRADE RECEIVABLES, NET

The trade receivables amount included in the condensed consolidated balance sheets as at July 31, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Trade receivables	11,813,603	26,667,816
Less: Sales rebates	(550,217)	(3,020,898)
Less: Allowance for doubtful accounts	(445,562)	(443,508)
Trade receivables, net	10,817,824	23,203,410

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

8.           OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as at July 31, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Other receivables	506,047	462,980
Less: Allowance for doubtful accounts	(362,036)	(360,367)
Other receivables, net	144,011	102,613

9.           INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as at July 31, 2010 and October 31, 2009 comprised of:

	2010	2009
	US$	US$

Raw materials	1,657,063	1,530,283
Work-in-progress	1,162,093	1,006,984
Finished goods	818,724	550,982
Less: Inventory reserves	(64,531)	(64,233)
Inventory, net	3,573,349	3,024,016

10.         PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of July 31, 2010 and October 31, 2009 were as follows:

	2010	2009
	US$	US$

Machinery and equipment	3,435,421	3,435,421
Office equipment and furnishings	54,505	53,086
Motor vehicles	53,332	54,749
	3,543,257	3,543,256
Less: Accumulated depreciation	(1,452,665)	(1,191,093)
Net book value	2,090,592	2,352,163

Depreciation expense for the three months ended July 31, 2010 and 2009 was $80,496 and $88,335, respectively, of which $76,622 and $84,552 were included as a component of cost of goods sold in the respective periods.

Depreciation expense for the nine months ended July 31, 2010 and 2009 was $261,572 and $265,559, respectively, of which $249,996 and $254,396 were included as a component of cost of goods sold in the respective periods.

No assets were pledged for borrowings as at July 31, 2010 and October 31, 2009.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

11.	RELATED PARTY TRANSACTIONS

Due from related parties included in the condensed consolidated balance sheets as at July 31, 2010 and October 31, 2009 comprised of:

	2010	2009
	US$	US$
Due from related parties:
Advances (1)	-	130,199
Deposits (2)	20,169,666	16,137,000

Total	20,169,666	16,267,199

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

(2) Deposits

On September 1, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire two production patents, for a total consideration of $2,340,619.  Pursuant to the Purchase Agreement, a payment of $1,467,000 was made to Stock Co, in October 2009 and $1,473,796 and $1,467,000 was recorded as deposits on the condensed consolidated balance sheet as at July 31, 2010 and October 31, 2009, respectively.  Pursuant to the Purchase Agreement, final payment of $877,732 is due by December 31, 2010, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at July 31, 2010.

On October 12, 2009, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,406,185.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co, in October 2009 and $14,737,959 and $14,670,000 was recorded as deposits on the condensed consolidated balance sheet as at July 31, 2010 and October 31, 2009, respectively.  Pursuant to the Purchase Agreement, final payment of $8,777,319 is due by December 31, 2011, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at July 31, 2010.

On April 10, 2010, the Company through its wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,612,306.  Pursuant to the Purchase Agreement, a payment of $3,957,911 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,683,692 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at July 31, 2010.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

(3) Related party transactions

The Company leases property and plant from Stock Co.  Rental expenses related to this lease, incurred and expensed to condensed consolidated statements of operations and comprehensive income during the three months ended July 31, 2010 and 2009 amounted to $153,738 and $153,600, respectively, during the nine months ended July 31, 2010 and 2009 amounted to $461,214 and $460,800, respectively.

During the three and nine months ended July 31, 2010 and 2009, the Company sold goods in the amount of $0 and $374,301, respectively, to Heilongjiang Renhuang Pharmaceutical Limited, a company where Mr. Li Shaoming is a major shareholder.

12.           EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the condensed consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $84,783 and $92,946 for the three months ended July 31, 2010 and 2009, respectively and $289,118 and $293,437 for the nine months ended July 30, 2010 and 2009, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

13.          ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At July 31, 2010, the Company had no assets measured at fair value and the following liabilities measured at fair value:

	Fair value measurement
	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$
Warrants liability	-	342,770

At October 31, 2009, the Company had no assets and liabilities measured at fair value.

14.           PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As at July 31, 2010 and October 31, 2009, there is no preferred stock outstanding.

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

(2)  Common Stock and Equity Transactions

During the three and nine months ended July 31, 2010, the Company recorded $11,882 and $25,815, respectively, of share-based compensation expense in connection with an option to purchase 50,000 shares valued at $47,527 granted to an employee on January 13, 2010.

During the three and nine months ended July 31, 2010, the Company recorded $14,283 and $16,944 of share-based compensation expense in connection with an option to purchase 70,000 shares valued at $171,397 granted to an independent director on April 13, 2010.

15.           OPTION PLAN AND WARRANTS

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on July 31, of the immediately preceding year. As of July 31, 2010, the number of shares of common stock outstanding was 37,239,536 making 3,723,954 shares of common stock subject to the 2003 Plan.

On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis beginning three months from the date of grant, conditioned upon continued service on such quarterly dates, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $14,283 and $16,944 was recorded as compensation expense in the three and nine months ended July 31, 2010.  The valuation was based on the assumptions noted in the following table.

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

On January 13, 2010, an option to purchase 50,000 shares was granted under the 2007 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $47,527, of which $11,882 and $25,815 was recorded as compensation expense in the three and nine months ended July 31, 2010, respectively.  The valuation was based on the assumptions noted in the following table.

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

A summary of option activity under the Company’s option  plan as of July 31, 2010 and movement during the nine months then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at November 1, 2009	-	-	-	-
Granted	120,000	1.92	16,100	2.60
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at July 31, 2010	120,000	1.92	16,100	2.60

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

A summary of the status of the Company’s non-vested options as of July 31, 2010 and movements during the nine months then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at November 1, 2009	-	-
Granted	120,000	1.91
Vested	-	-
Forfeited or expired	-	-
Non-vested at July 31, 2010	120,000	1.91

As of July 31, 2010, there was $202,330 of unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s option plan.  The cost is expected to be recognized over a period of 2.96 years.

(3)  Warrants

As of July 31, 2010, the Company has 1,231,428 warrants outstanding at an average exercise price of $1.25 per warrant for one share each of the Company’s common stock. The warrants expire in 2012 and 2013.

	Warrants	Average exercise price
		US$
Outstanding warrants at November 1, 2009	1,071,428	0.88
Warrants granted	160,000	2.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at July 31, 2010	1,231,428	1.25

Information regarding the warrants outstanding at July 31, 2010 is summarized as below:

	Warrants outstanding at
	July 31, 2010
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Exercise Prices	Warrants	Contractual	Price
US$	Outstanding	Life (years)	US$

0.88	1,071,428
2.00	160,000
	1,231,428	1.91	1.02

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

16.           STATUTORY RESERVES

The reserve funds as of July 31, 2010 and October 31, 2009 were comprised of the following:

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

RENHUANG PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

(1)  Operating lease arrangements

The Company leases office premise from a third party, Heilongjiang Jiusanyouzhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with monthly rental payment of $10,484.

The Company also leases property and plant from a related party, Harbin Renhuang Pharmaceutical Stock Co. Ltd.  The lease is from April 30, 2009 to May 1, 2010, with monthly rental payment of $51,246.

As of July 31, 2010, there is no minimum lease payment in future years.

During the three months ended July 31, 2010 and 2009, the Company incurred rental expenses in the amount of $186,301 and $153,659, respectively.

During the nine months ended July 31, 2010 and 2009, the Company incurred rental expenses in the amount of $366,977 and $374,416, respectively.

(2)  Capital commitments

As of July 31, 2010, the Company has capital commitments for purchase of land use right, property and equipment, office floors and production patents of approximately $11,338,743.

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

Management has evaluated subsequent events from July 31, 2010 to September 17, 2010, the date which the Company’s condensed consolidated financial statements have been issued and were available to be issued.  As of August 3, 2010, Ms. Yan Yi Chen, the Company's Chief Financial Officer, resigned for personal reasons.  Subsequent events that may occur after September 17, 2010 have not been evaluated in the condensed consolidated financial statements as of July 31, 2010.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended October 31, 2009.

Overview

We are a high-tech enterprise engaged in the development, manufacturing, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China. We have three GMP certified production facilities - Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant -capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional OTC Chinese medicines.  Botanical anti-depression and nerve-regulation products account for over 50% of our revenues and we intend to strengthen our developments in this area.  We have entered into sales agency agreements with sales agents in 19 provinces and four municipalities, through which our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors

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

•
Pricing of Our Products.  Seven of our products, which accounted for 36% of our total revenues in fiscal year 2009, are subject to government pricing control.  We do not believe pricing control will influence our sales significantly and expect that the health care reform will help increase our sales.

•	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

Three-Month Period Ended July 31, 2010 Compared to Three-Month Period Ended July 31, 2009

The following table sets forth certain information regarding our results of operation.

	Three Months Ended July 31
	2010	2009
	($ in thousands)
Statements of Operations Data
Sales, net	9,264	6,442
Cost of goods sold	4,621	2,942
Gross profit	4,643	3,500
Operating and administrative expenses
Sales and marketing	1,285	1,110
General and administrative	395	500
Research and development	1,529	1,227
Other income	22	12
Income from operation before income tax expenses	1,456	675
Income tax expenses	-	-
Net income	1,456	675
Other comprehensive income:
Cumulative currency translation adjustments	462	(94)
Total comprehensive income	1,918	581

Total Comprehensive Income
Total comprehensive income increased by approximately $1,337 thousand, or 230.1%, from approximately $581 thousand in 2009 to approximately $1,918 thousand in 2010.  This increase was mainly attributable to the increased sale of our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009 and an increase in average selling prices across our products.  Our gross profit margin decreased from 54.3% in 2009 to 50.1% in 2010, as a result of reduced sales rebates and price increases of a number of our products.

Sales
Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $2,822 thousand, or 43.8%, from approximately $6,442 thousand in 2009 to approximately $9,264 thousand in 2010.  This increase in sales was primarily attributable to strong demands for our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009, in addition to an increase in average selling prices across our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged 11% and 21% of sales for the three months ended July 31, 2010 and 2009, respectively.  Sales rebates are netted against total sales. For the three months ended July 31, 2010 and 2009, the Company has deducted sales rebates in the amount of $1,018,359 and $1,361,965, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.  In addition, the Company is using different sales channels and relying less on the use of sales agents.

The following table sets forth information regarding the sales of our principal products before sales rebate during the three months ended July 31, 2010 and 2009:

	2010			2009			2010 over 2009
Product name	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales

Siberian Ginseng (Acanthopanax) Series	53	4,439	43.9	67	4,333	55.3	(14)	106	2.4
Tianma Series	9	763	7.5	10	754	9.6	(1)	9	1.2
Compound Yangjiao Tablets	13	1,352	13.4	17	1,322	16.9	(4)	30	2.3
Shark Vital Capsules	1	235	2.3	2	759	9.7	(1)	(524)	(69)
Shengmai Granules	16	677	6.7	18	663	8.5	(2)	14	2.1
Banlangen Granules	9	290	2.9	-	-	-	9	290	100
Compound Honeysuckle Granules	39	2,350	23.3	-	-	-	39	2,350	100
Total	140	10,106	100.0	114	7,831	100.0

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

This quarter ended July 31, 2010, we introduced two new products to the market, Qing Re Jie Du Oral Liquid, which detoxified and removing heat from intestines, and Compound Schisandra Tablets, also known as magnolia vine, has been clinically proven to have significant benefits to the functioning and regulation of the central nervous system and for upper body respiration.

In the last quarter of 2009, we introduced two new products to the market, Banlangen Granules and Compound Honeysuckle Granules, both of which have well accepted anti-viral qualities, and were in great demand during and post the H1N1 pandemic and the winter season.

In 2010, we experienced an increase in the average sales price per pack of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$10,106	$7,831
Total sales quantity (pack in thousands)	140	114
Average selling prices/pack (in thousands)	$72.19	$68.69

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

	Average Price Per Pack
Product	2010	2009	Percentage Change
Siberian Ginseng (Acanthopanax) Series	$83.75	$64.67	29.5
Tianma Series	84.78	75.40	12.4
Compound Yangjiao Tablets	104.00	77.76	33.74
Shark Vital Capsules	235.00	379.50	(38.08)
Shengmai Granules	42.31	36.83	14.9
Banlangen Granules	32.22	-	100.0
Compound Honeysuckle Granules	60.26	-	100.0

In addition to increasing the price of Shengmai Granules, we recently introduced new dosage forms to our existing Botanical anti-depression and nerve-regulation product category, which contain less sugar content and are suitable for diabetic patient consumption.  We were able to demand a higher price for these new dosage forms, namely in our Siberian Ginseng (Acanthopanax) Series and Compound Yangjiao Tablets.  We plan to launch our latest product, Badger Oil, a natural medicine for the treatment of burns with no known toxic side effects or allergic reactions in the last quarter of the year.  Based on market research, we anticipate positive market acceptance to the new product.

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $1,679 thousand, or 57.1%, from approximately $2,942 thousand in 2009 to approximately $4,621 thousand in 2010.

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

Operating and Administrative Expenses
Our total operating expenses increased by approximately $372 thousand, or 13.1%, from approximately $2,837 thousand in 2009 to approximately $3,209 thousand in 2010. This increase was primarily attributable to an increase of approximately $175 thousand, or 15.8%, in sales and marketing expenses from approximately $1,110 thousand for 2009 to approximately $1,285 thousand for 2010, as we continued to invest in our distribution network and increase TV advertising to increase product market share and create greater consumer awareness of our premium quality products.  This increase was also attributable to a decrease of approximately $105 thousand, or 21% in general and administrative expenses from approximately $500 thousand for 2009 to approximately $395 thousand for 2010,  and an increase of research and development expenses of approximately $302 thousand, or 24.6% from approximately $1,227 thousand for 2009 to approximately $1,529 thousand for 2010.  We expect research and development expenses to continue to increase in the coming quarters as our pipeline projects advance and our pipeline size grows.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $781 thousand, or 115.7%, from approximately $675 thousand in 2009 to approximately $1,456 thousand in 2010.

Income Tax Expenses
We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the fiscal year of 2010 and 2009, our PRC subsidiary was granted a tax holiday and is entitled to full exemption from enterprise income taxes of 25%.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $556 thousand, or 591.5%, from approximately negative $94 thousand in 2009 to approximately $462 thousand in 2010.

Nine-Month Period Ended July 31, 2010 Compared to Nine-Month Period Ended July 31, 2009

The following table sets forth certain information regarding our results of operation.

	Nine Months Ended July 31
	2010	2009
	($ in thousands)
Statements of Operations Data
Sales, net	38,489	28,915
Cost of goods sold	18,151	13,826
Gross profit	20,338	15,089
Operating and administrative expenses
Sales and marketing	3,689	2,535
General and administrative	2,209	1,712
Research and development	2,252	1,833
Other income	49	31
Income from operation before income tax expenses	12,237	9,040
Income tax expenses	-	-
Net income	12,237	9,040
Other comprehensive income:
Cumulative currency translation adjustments	302	(80)
Total comprehensive income	12,539	8,960

Total Comprehensive Income
Total comprehensive income increased by approximately $3,579 thousand, or 39.9%, from approximately $8,960 thousand in 2009 to approximately $12,539 thousand in 2010.  This increase was mainly attributable to the increased sales of our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009 and an increase in average selling prices across our products.  Our gross profit margin increased from 52.2% in 2009 to 52.8% in 2010, as a result of reduced sales rebates and prices increases of a number of our products.

Sales
Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $9,574 thousand, or 33.1%, from approximately $28,915 thousand in 2009 to approximately $38,489 thousand in 2010.  This increase in sales was primarily attributable to strong demands for our Botanical antibiotic products, Banlangen Granules and Compound Honeysuckle Granules that were introduced to the market in the last quarter of 2009, in addition to an increase in average selling prices across our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged 13% and 23% of sales for the nine months ended July 31, 2010 and 2009, respectively.  Sales rebates are netted against total sales. For the nine months ended July 31, 2010 and 2009, the Company has deducted sales rebates in the amount of $4,923,196 and $6,545,697, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.  In addition, the Company is using different sales channels and relying less on the use of sales agents.

The following table sets forth information regarding the sales of our principal products before sales rebate during the nine months ended July 31, 2010 and 2009:

	2010			2009			2010 over 2009
Product name	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales

Siberian Ginseng (Acanthopanax) Series	236	19,121	44.3	296	19,272	54.3	(60)	(151)	(0.8)
Tianma Series	46	3,553	8.2	47	3,509	9.9	(1)	44	1.3
Compound Yangjiao Tablets	59	5,528	12.8	65	5,175	14.6	(6)	353	6.8
Shark Vital Capsules	4	1,973	4.6	10	4,814	13.6	(6)	(2,841)	(59.0)
Shengmai Granules	68	2,772	6.4	79	2,692	7.6	(11)	80	3.0
Banlangen Granules	45	1,230	2.8	-	-	-	45	1,230	100.0
Compound Honeysuckle Granules	152	9,028	20.9	-	-	-	152	9,028	100.0
Total	610	43,205	100.0	497	35,462	100.0

In the first quarter of 2010, we increased the price of a number of our products namely, Siberian Ginseng (Acanthoopanax) Series and Shengmai Granules, which has led to a temporary softening in demand for these products as a result of the price increases.  Although sales declined slightly in these product categories in the first quarter, we show volume rebounded in the second and third quarter, however, this was offset by a slight decrease in the demand of a number of our products mainly from reduced order volumes as the effect of the Health Reform filters through the chain drug stores.  The chain drug stores reacting to the potential competition that the Heath Reform may bring are being cautious and maintaining lower than usual stock levels.  As the PRC government moves forward with the Health Reform, hospitals, health clinics and institutions will be established in villages, remote regions and under-developed cities, creating additional channels for the rural population to purchase drugs aside from the chain drug stores.  We expect the Health Reform, when fully in place, will greatly improve the rural population’s access to healthcare, and therefore increase the demand for our products.  We have established Medical Reform Sales Department as a dedicated resource focused on capturing this tremendous growth opportunity.

This quarter ended July 31, 2010, we introduced two new products to the market, Qing Re Jie Du Oral Liquid, which detoxified and removing heat from intestines, and Compound Schisandra Tablets, also known as magnolia vine, has been clinically proven to have significant benefits to the functioning and regulation of the central nervous system and for upper body respiration.

In the last quarter of 2009, we introduced two new products to the market, Banlangen Granules and Compound Honeysuckle Granules, both of which have well accepted anti-viral qualities, and were in great demand during and post the H1N1 pandemic and the winter season.

In 2010, we experienced a decrease in the average sales price per pack of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$43,205	$35,462
Total sales quantity (pack in thousands)	610	497
Average selling prices/pack (in thousands)	$70.83	$71.35

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

	Average Price Per Pack
Product	2010	2009	Percentage Change
Siberian Ginseng (Acanthopanax) Series	$81.02	$65.11	24.4
Tianma Series	77.24	74.66	3.5
Compound Yangjiao Tablets	93.69	79.62	17.7
Shark Vital Capsules	493.25	481.40	2.5
Shengmai Granules	40.76	34.08	19.6
Banlangen Granules	27.33	-	100.0
Compound Honeysuckle Granules	59.40	-	100.0

In addition to increasing the price of a number of our products in the first quarter of 2010, namely Siberian Ginseng (Acanthoopanax) Series and Shengmai Granules, we recently introduced new dosage forms to our existing Botanical anti-depression and nerve-regulation product category, which contain less sugar content and are suitable for diabetic patient consumption.  We were able to demand a higher price for these new dosage forms, namely in our Siberian Ginseng (Acanthopanax) Series and Compound Yangjiao Tablets.  We plan to launch our latest product, Badger Oil, a natural medicine for the treatment of burns with no known toxic side effects or allergic reactions in the last quarter of the year.  Based on market research, we anticipate positive market acceptance to the new product.

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $4,325 thousand, or 31.3%, from approximately $13,826 thousand in 2009 to approximately $18,151 thousand in 2010.  This increase was primarily attributable to increased products sold and increase in raw material prices, namely sugar, which had a price increase in March 2010 of approximately 32%.

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

Operating and Administrative Expenses
Our total operating expenses increased by approximately $2,070 thousand, or 34.0%, from approximately $6,080 thousand in 2009 to approximately $8,150 thousand in 2010. This increase was primarily attributable to an increase of approximately $1,154 thousand, or 45.5%, in sales and marketing expenses from approximately $2,535 thousand for 2009 to approximately $3,689 thousand for 2010, as we continued to invest in our distribution network and increase TV advertising to increase product market share and create greater consumer awareness of our premium quality products.  This increase was also attributable to an increase of approximately $497 thousand, or 29.0% in general and administrative expenses from approximately $1,712 thousand for 2009 to approximately $2,209 thousand for 2010, and an increase of approximately $419 thousand, or 22.9% in research and development expenses from approximately $1,833 thousand for 2009 to approximately $2,252 thousand for 2010.  We expect research and development expenses to continue to increase in the coming quarters as our pipeline projects advance and our pipeline size grows.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $3,197 thousand, or 35.4%, from approximately $9,040 thousand in 2009 to approximately $12,237 thousand in 2010.

Income Tax Expenses
We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the fiscal year of 2010 and 2009, our PRC subsidiary was granted a tax holiday and is entitled to full exemption from enterprise income taxes of 25%.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $382 thousand, or 477.5%, from approximately negative $80 thousand in 2009 to approximately $302 thousand in 2010.

Liquidity and Capital Resources

We had retained earnings of approximately $47,824 thousand and $35,587 thousand as of July 31, 2010 and October 31, 2009, respectively.  As of July 31, 2010, we had cash and cash equivalents of approximately $28,749 thousand and total current assets of approximately $44,758 thousand.  As of July 31, 2010, we had a working capital surplus of approximately $42,265 thousand.   We believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary cash flow information is as follows:

	Nine months ended July 31
Net cash provided by (used in):	2010	2009
	($ in thousands)
Operating activities	22,883	3,059
Investing activities	(2,559)	(16)
Financing activities	-	-

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased approximately $19,824 thousand, from net cash provided by operating activities of approximately $3,059 thousand in 2009 to net cash provided by operating activities of approximately $22,883 thousand in 2010.  This increase was primarily attributable to an increase in net income from operations of approximately $12,237 thousand, and a reduction in trade receivables of approximately $12,386 thousand, as average days sales outstanding fell to 118 days in 2010 from 186 days in 2009, which included a period of sales term incentives.  We have recently tightened our credit terms with our customers to be within 100 days and will continue to increase our collection efforts to reduce our days sales outstanding.  This increase in net cash provided by operating activities was also attributable to a reduction in amounts due from related parties by approximately $130 thousand, and a decrease in inventory level by approximately $549 thousand.  Furthermore, this increase in net cash provided by operating activities was offset in part by a decrease in value added tax payable of approximately $715 thousand.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $2,543 thousand, from approximately $16 in 2009 to approximately $2,559 thousand in 2010.  This increase was primarily attributable to approximately $2,559 thousand of payments made to purchase office floors from a third party during the period ending April 30, 2010.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of July 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  We did not timely file our quarterly reports on Form 10-Q for the quarters ended January 31, April 30, and July 31, 2008 which were filed in January 2010.  In addition, we did not timely file a Form 8-K, Item 4. Non-Reliance on Previously Issued Financial Statement or a Related Audit Report or Completed Interim Review.  Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls Over Financial Reporting

As previously disclosed in our Form 10-K for the year ended October 31, 2009, as of July 31, 2010, we have not yet completed documentation of controls placed in operation to adequately address our financial reporting risks.  Accordingly, we have not yet had the opportunity to assess the effectiveness of our procedures to determine whether our internal control over financial reporting is effective.   Further, as discussed above, in light of our failure to timely file our periodic reports, we did not believe that our disclosure controls and procedures were effective at July 31, 2010.  Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2010.

As a result of the above, since the third quarter of our 2009 fiscal year, we have begun the implementation of remedial measures including hiring of a new chief financial officer in January 2010 (which resigned on August 3, 2010 for personal reason and replaced by an interim chief financial officer), adding additional staff, appointing three independent Directors to our Board of Directors, engaging consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for fiscal year 2010, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward.  As a result of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

As of August 30, 2010, we are not a party to, or threatened by, any legal proceedings.

Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

In the nine-month period ended July 31, 2010, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. [REMOVED AND RESERVED].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Second Restated Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)

10.1	Renhuang Pharmaceuticals, Inc. 2007 Non-Qualified Company Stock Grant and Option Plan(3)
10.2	2003 Omnibus Securities Plan (4)
10.4	English translation of Purchase Agreement for Patents, dated September 1, 2009(5)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant, dated October 12, 2009(5)
10.6	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, dated April 10, 2010(6)
10.7	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(6)
10.8	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(6)
10.9	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(6)
10.10	Acquisition Agreement with Yichun Red Star Forest Bureau of Acanthopanax Resources, dated July 8, 2010(7)

21.1	Subsidiaries of the registrant(2)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 2, 2007.
(4)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(5)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(6)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(7)	Incorporated by reference from Form 8-K filed with the SEC on July 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2010	RENHUANG PHARMACEUTICALS, INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: September 17, 2010	By:	/s/ Lu Xiaoying
Lu Xiaoying, Interim Chief Financial Officer
(Principal Accounting and Financial Officer)