Form 10-K
period 2010-10-31
China Botanic Pharmaceutical
filed 2011-01-24
CIK 926844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to____________

Commission File Number: 001-34808

CHINA BOTANIC PHARMACEUTICAL INC.
(Exact name of registrant as specified in its charter)

Nevada	88-1273503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 218, Taiping
Taiping District, Harbin, Heilongjiang Province, P.R. China 100016
(Address of principal executive offices)

86-451-5762-03787
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex LLC

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

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
☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $43,821,232 based upon the closing price of $2.70 as quoted on the Pink Sheet OTC.  Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 11, 2011, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

No documents are incorporated into the text by reference.

ii

FORWARD LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to China Botanic Pharmaceutical Inc. Inc. and its consolidated subsidiaries.

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

iii

PART I

Item 1.  Business.

Overview

We are a high-tech enterprise engaged in the development, manufacturing, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China (“PRC” or “China”). We have three “Good Manufacturing Practice” or GMP certified production facilities - Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant - capable of producing 18 dosage forms and over 200 different products. Our products include, but are not limited to, botanical anti-depression and nerve-regulation products, biopharmaceutical products, and botanical antibiotic and traditional over-the-counter (“OTC”) Chinese medicines.  Botanical anti-depression and nerve-regulation products account for over 70% of our revenues and we intend to strengthen our developments in this area.  We have entered into sales agency agreements with sales agents in 19 provinces and four municipalities, through which our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China

Corporate History and Structure

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

On August 28, 2006, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Harbin Renhuang Pharmaceutical Company Limited or Renhuang BVI, a company incorporated in the British Virgin Islands.  Pursuant to the Exchange Agreement we acquired all of the outstanding capital stock of Renhuang BVI, and indirect ownership of Renhuang BVI’s wholly owned subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd or Renhuang China, which operates a pharmaceutical development, manufacturing and distribution business through various research and manufacturing facilities in the PRC.

Since our inception, we have had the following name changes:

June 1997	ComTech Consolidation Group, Inc

February 1999	E-Net Corporation

May 1999	E-Net Financial Corporation

January 2000	E-Net.Com Corporation

February 2000	E-Net Financial.Com Corporation

January 2002	Anza Capital, Inc (“Anza”)

July 2006	Renhuang Pharmaceuticals, Inc

November 2010	China Botanic Pharmaceutical Inc.

Substantially all of our assets and operations are located in the PRC. The following diagram illustrates our corporate structure as of October 31, 2010

China Botanic Pharmaceutical Inc. and its subsidiaries will be referred collectively as “We”, “us” or “the Company” hereinafter.

Recent Developments

On October 14, 2010, our board of directors approved, and recommended that our Articles of Incorporation be amended (the “Amendment”) to change our name to China Botanic Pharmaceutical Inc. (the “Name Change”). On October 14, 2010, the holders of approximately 75.89% of the outstanding shares of Common Stock executed a written consent adopting and approving the Amendment.  Pursuant to the provisions of the Nevada Revised Statutes (the “NRS”) and our Articles of Incorporation, the holders of at least a majority of the outstanding voting shares are permitted to approve the Amendment by written consent in lieu of a meeting, provided that notice of such action is given to our other shareholders. Pursuant to the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an information statement was sent to the holders of voting stock who did not sign the written consent at least 20 days prior to the effective date of the action.  On or about October 27, 2010, the information statement was sent to all holders of record on October 13, 2010 (the “Record Date”).  On November 18, 2010, the Name Change was effectuated upon the filing of the Amendment with the Secretary of State of Nevada.

On July 8, 2010, we executed an Exclusive Purchase Agreement with Yichun Red Star Forest Bureau of Heilongjiang Province (the “Forest Bureau”) for indefinite exclusive right to purchase harvested wild Siberian Ginseng from forest of approximately 6,667 hectares. The company is negotiating with the Forest Bureau about specific terms of certain definitive acquisition agreement. In addition to generating income for the Forest Bureau, this resource base will provide employment opportunities for local farmers. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. The Siberian Ginseng plant yield is expected to amount to an estimated 500 tons annually. The Siberian Ginseng fields will be maintained and harvested by personnel supervised by the Forest Bureau and we will pay a whole sales price lower than market retail price for the Siberian Ginseng harvested. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

Our Products

Our products mainly fall into the following three categories: (i) botanical anti-depression & nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotics and traditional OTC Chinese medicines. The table below is an illustration of our products and their main functions according to the Chinese Pharmacopeia:

Product Category	Product	Main Functions
Botanical anti-depression and nerve-regulation products
Siberian Ginseng (Acanthopanax) Series:
Siberian Ginseng (Acanthopanax) Tablets
Siberian Ginseng (Acanthopanax) Syrup
Siberian Ginseng (Acanthopanax) Extract(200g)
Siberian Ginseng (Acanthopanax) Extract(338g)
[Note: The Drug Approval Number of Ginseng (Acanthopanax) Extract is under the name of Stock Co.*]

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

	Tianma Series: Tianma Pills (sugar coated, 48 tablets) Tianma Pills (sugar coated, 100 tablets)	Dispel coldness; relieve pain and headache caused by blood supply shortage and blood stasis

	Compound Yangjiao Tablets (sugar coated, 50 tablets)	Relieve pain from migraines, vascular headaches, tension headaches and nervous headaches

	Compound Schizandra Tablets	Regulation of the central nervous system. to generate body fluids and alleviate thirst, nourish the kidneys, cure insomnia and palpitations, and is also widely used as treatment for neurasthenia.

Biopharmaceutical products	Shark Vital Capsules	Improve the cerebral and cardiovascular oxygen supply; resist radiation; increase white blood cells; and prevent cancer

Badger Fat
[Note: The Drug Approval Number of Badger Fat is under the name of Stock Co.*]

Ginseng and Venison Extract
[Note: The Drug Approval Number of Ginseng and Venison Extract are under the name of Stock Co.*]
Treatment of burn and scald Nourish the blood and the kidneys, restore the body's energy and increase endurance.

Product Category	Product	Main Functions

Botanical antibiotics and traditional OTC Chinese medicines	Banlangen Granules	Antiviral (anti-influenza) and broad-spectrum antibiotic

	Compound Honeysuckle Granules	Antiviral; antibacterial; and anti-inflammatory

	Shengmai Granules	Regulate blood flow; strengthen heart beat; and improve the immune system and blood quality

	Qing Re Jie Du Oral Liquid	Treating the flu, upper respiratory infections, and sore throats

*
The Siberian Ginseng (Acanthopanax) Extract, Badger Fat, and Ginseng and Venison Extract are registered by Renhuang Stock Co. (“Stock Co.”), a company of which Mr. Shaoming Li, our chairman, chief executive officer and president, serves as chairman and is a 50% shareholder.  In 2010, we received licenses from Stock Co. to produce Siberian Ginseng (Acanthopanax) Extract.

The following table reflects the approximate sales, before sales rebates, of our three product categories during the fiscal years ended October 31, 2010 and 2009:

	2010			2009			Change (2010 – 2009)
Product Category	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales
Botanical anti-depression and nerve-regulation products	529	44,697	71.3	567	40,748	78.0	(38)	3,949	(6.7)
Biopharmaceutical products	15	3,210	5.1	13	5,803	11.1	(2)	(2,593)	(6.0)
Botanical antibiotics and traditional OTC Chinese medicines	307	14,794	23.6	147	5,709	10.9	160	9,085	12.7
Total	851	62,701	100.0	727	52,260	100.0	124	10,441	-

The following table reflects the approximate sales rebates and net sales, of our three product categories during the fiscal years ended October 31, 2010 and 2009:

	2010			2009			Change (2010-2009)
	Sales	Sales rebates	Net sales	Sales	Sales rebates	Net sales	Sales	Sales rebates	Net sales
Product Category	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)%		%	%
Botanical anti-depression and nerve-regulation products	$44,698	$5,459	$39,239	$40,747	$5,517	$35,230	9.7	(1.1)	11.4
Biopharmaceutical products	3,209	1,004	2,205	5,803	2,484	3,319	(44.7)	(59.6)	(33.6)
Botanical antibiotics and traditional OTC Chinese medicines	14,794	1,054	13,740	5,709	847	4,862	159.1	24.4	182.6
Total	$62,701	$7,517	$55,184	$52,259	$8,848	$43,411	19.7	(15.0)	27.1

Botanical anti-depression and nerve-regulation products

Botanical anti-depression and nerve-regulation products contributed approximately $39.23 million to our revenue in 2010 ($35.23 million in 2009) and accounted for approximately 71.1% of total product sales in 2010 (81.1% in 2009).

Siberian Ginseng (Acanthopanax):

Acanthopanax, which is known in the United States as Siberian Ginseng, has been used for centuries in China.  According to Chinese Pharmacopoeia, it has numerous medical efficacies including, improving kidney and spleen function; tranquilizing the mind (anxiolytic effect), improving appetite; decreasing pain (analgesic effect); and improving sleep quality.  In addition, further pharmacologic studies and clinical trials conducted over the medical efficacies of Siberian Ginseng (Acanthopanax) have shown additional benefits, including:

•	Antidepressant

Regulating the nervous system: Siberian Ginseng (Acanthopanax) not only improves the excitation process of the central nervous system but also the inhibition process, making it more efficient. It also helps to balance the two processes to improve human intellectual and physical functions. (Source: "Chinese Medicine Information" - Microbiology Teaching and Research Section of Suzhou Medical College)

Treating neurasthenia: Siberian Ginseng (Acanthopanax) can significantly reduce the symptoms of neurasthenia; improves insomnia, restless sleep, heart palpitations, forgetfulness, and fatigue. (Source: “Chinese Patent Medicine Studies, Acanthopanax Research Situation at Home and Abroad” - Traditional Chinese Medicine Research Section of Heilongjiang Institute of Chinese Medicine)

Treating insomnia: Siberian Ginseng (Acanthopanax) has been proven to be effective in treating hypochondria and depression caused by insomnia and nerve dysfunction by an increasing number of scientific research departments and national institutions. There is a natural link between insomnia and depression. “Junk sleep” will lead to restlessness, low spirits and decreased work quality. Although hypochondria and depression can be attributed to external stimulus, stress and other factors, they are mainly attributed to nerve dysfunction and are classified as a psychiatric illness. (Source: “Insomnia and Depression Treatment Website” http://www.shimianyiyu.net )

•
Treat cerebrovascular and cardiovascular disease. Siberian Ginseng (Acanthopanax) has positive effects on coronary heart disease, angina, high blood pressure and blood pressure regulation.   (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•	Anti-fatigue. Total Glucosides of Siberian Ginseng (Acanthopanax) has powerful anti fatigue effects that are more effective than Ginseng. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•	Antioxidant. Siberian Ginseng (Acanthopanax) helps to delay the aging process. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

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

Compound Schisandra Tablets

Compound Schisandra Tablets are also botanic drug which is used to regulate central nervous system, generate body fluids and alleviate thirst, nourish the kidneys, cure insomnia and palpitations, and is also widely used as treatment for neurasthenia.

Biopharmaceutical products

Biopharmaceutical products contributed approximately $2.21 million to our revenue net of sales rebate in 2010 ($3.32 million in 2009) and accounted for approximately 4.0% of total product sales net of sales rebate, in 2010 (7.6% in 2009).

Shark Vital Capsule

Shark vital capsule is a marine biology medicine containing squalene, an extract from shark liver, which is known to have the following effects:   Improve kidney and liver function, reduce cholesterol levels, alleviate occurrence of heart disease, increase leukocyte in blood, relieve fatigue and strengthen the overall immune system.

Ginseng and Venison Extract

Ginseng and Venison Extract comprises nutrients from ginseng and deer, and is used to nourish the blood and the kidneys, restore the body's energy and increase endurance.

We plan to introduce Badger oil, a new biopharmaceutical product, which, according to the Chinese Pharmacopoeia, treats burns and scalds, in 2011.

Botanical antibiotics and traditional OTC Chinese medicine products

Botanical antibiotics and traditional OTC Chinese medicines contributed approximately $13.74 million to our revenue net of sales rebate in 2010 ($4.86 million in 2009) and accounted for approximately 24.9% of total product sales net of sales rebate in 2010 (11.2% in 2009).

Raw materials and Suppliers

The raw materials of Siberian Ginseng (Acanthopanax) based products are effective ingredients extracted from the Siberian Ginseng (Acanthopanax) plant.  In China, about 94% of the wild Siberian Ginseng (Acanthopanax) resources grow in the Heilongjiang Province (Source: Heilongjiang Dongbei net).  Through our Exclusive Purchase Agreement with Dongfanghong Forestry Bureau, we have the exclusive rights for an indefinite term to purchase the wild Siberian Ginseng (Acanthopanax) grown on 6,667 hectares of land in Dongfanghong, which represents approximately 500 tons, or 70% of the annual production, of wild Siberian Ginseng (Acanthopanax) resources in China.  Additionally, since 2006, we have been developing our own Siberian Ginseng (Acanthopanax) cultivation base in Dongfanghong, Heilongjiang, China.

Other raw materials and packaging materials are purchased from various independent suppliers, and we do not rely on any one supplier.  To ensure consistent quality, we have established long-term relationships with many of our suppliers, ensuring that we have at least ten different suppliers for each type of raw materials.  We chose our suppliers based on criteria such as quality, reputation, price, delivery capacity and GMP certification. In addition, we conduct stringent inspections on each batch of raw materials supplied, and perform a periodic review of supplier qualifications.

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

Our production is in strict compliance with "Good Manufacturing Practice”, or GMP, and Chinese standards of "Health Food Good Manufacturing Practice", and "Sterile Product Quality Control Norms”. We have state of the art automated equipment, precise testing instruments, efficient air conditioning, cleaning systems and a modern logistic center for storage and distribution of products.

Quality Assurance

We are committed to delivering high-quality pharmaceutical products, and have set in place comprehensive testing and quality control measures.   We have a quality control team that carries out quality control procedures in compliance with internal policies, GMP standards and State Food and Drug Administration, or SFDA, regulations.  There are quality checks at every stage of production, including testing the quality of raw materials throughout our manufacturing process, testing finished products against various criteria such as ingredient composition, weight and physical appearance, and testing sanitary conditions of the production line.  We also have a pre-arranged emergency plan in the case of adverse events such as emergency plans for operational accidents and force majeure.

Our production facilities comply with pharmaceutical GMP standards.  We employ automated processes and scientific parameters throughout the manufacturing process that are designed to ensure that all products meet our quality requirements.  We believe that our rigorous testing and inspection procedures have been critical in ensuring that our products are quality products.

Marketing and Product Distribution

We have entered into sales agency agreements with sales agents in 19 provinces and four municipalities, through which our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China. Our products are mainly sold by our distributors to pharmacies, medicine wholesale centers, hospitals and other medical agencies. One customer has contributed to 11.01% and 10.44% of our total revenue in 2010 and 2009.

Based on our product nature, distribution channel and market practices, we currently manage our sales and distribution network through four departments:

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

Research and Development

We are committed to developing new products and improving our current products.  During the fiscal years ended October 31, 2010 and 2009, we spent approximately $3,043,000 and $2,529,000, respectively, on research and development.

Aligned with our line of business, our research and development (“R&D”) activities are focused on the following:

•	Development of single-plant anti-depression & nerve regulation products;
•	Extraction of certain components from Siberian Genseng
•	Cultivation of Siberian Genseng; and
•	Development of OTC product upgrades.

In 2010, we focused our research on cultivation techniques of Siberian Ginseng to solidify our future raw material supply. We are also researching on new drugs containing certain effective ingredients from Siberian Ginseng, which we expect to launch in the following years.

To further become an innovative enterprise, we continuously employ qualified talent to strengthen our research team.  Currently we have established an open and innovative R&D environment consisting of Proprietary R&D Centers, Cooperation R&D Centers and Post-doctoral Workstations.

•
Proprietary R&D Centers. These centers are responsible for initial research of potential products and development of existing product upgrades. We have comprehensive research and development facilities, including an innovative medicine division, a standard extractions division, a healthcare division, a comprehensive division, planning & registration division and a mid-phrase test division. In addition, our labs have received government and industry recognitions, namely: the “Key Lab on TCM Extractions’” from the Science and Technology Bureau of Heilongjiang Province and the “Innovative Medicine Lab” from the Industry Information Committee of Harbin.

•
Cooperation R&D Centers. These centers have established committees consisting of well-known medical professionals in China, who specialize in biopharmaceutical and botanical medicines. The committees guide and advise the execution and direction of R&D projects, as well as evaluating research findings. The Cooperation Centers also work closely with the academic agencies including the Institute of Biophysics and Ecological Centre of the Environment in the Chinese Academy of Science; the Medical Research Institute of National Navy; the Chinese Biochemical Medicine Research Center; the Second Army Medical University; the China Medicine University; the Beijing University of Traditional Chinese Medicine; the Heilongjiang Province Chinese Medicine University; the Northeast Forestry University and the Harbin Medical University.

•	Post-doctoral Workstations. The workstations allow post-doctoral studies on projects that are considered to be valuable to our development.

R&D Strategy

Our strategy is to be the first brand and industry leader in single-plant drugs for the treatment of depression and nerve-regulation, mainly through the development of products from Siberian Ginseng (Acanthopanax) and Schisandra. Our goal is consistent with the following trends:

•	Development of single-plant medicines is one of the three main developments in the Chinese pharmaceutical industry; and

•	Antidepressants are one of the best selling drugs in the world.

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

The “Industrialization of Siberian Ginseng (Acanthopanax) Extraction: Total Glucosides, Total Flavonoids and Polysaccharides” project was listed as a special high-tech project by Heilongjiang Development and Reform Commission.

The “Siberian Ginseng (Acanthopanax) Oral liquid” project was listed as a new industrialization special project by Harbin Development and Reform Commission.

2008	The “Research on New Siberian Ginseng (Acanthopanax) Anti-depression Drugs” project was listed as a Harbin technological innovation talents project by Harbin Science and Technology Bureau.

2007
The “Secondary Development and Industrialization of Genuine Medical Materials Siberian Ginseng (Acanthopanax) Series Products” project was listed as a major provincial-level pre-project by Heilongjiang Development and Reform Commission.

Current R&D Projects

•
Siberian Ginseng (Acanthopanax) Development Project. We have been successful in separating effective components of Siberian Ginseng (Acanthopanax), namely total glucosides, total flavonoids and syringing, in particular, syringin has significant effects in the treatment of depression and nerve regulation. We have created a sample of syringin freeze-dried Acanthopanax powder spasmolytic that is currently undergoing pilot test. If successful, this achievement represents great pioneering work in the field of Chinese medicine, and will enhance our competitive edge in this area.

•
Schisandra Integrated Development Project. Schisandra is a wild plant with high medical and health values. Modern studies have shown that Schisandra contains lignin, which has strong effects in treating insomnia. At present, we have successfully completed preliminary review of patent application for Schisandra lignin extraction method and are working on setting its quality standards. These achievements lay the foundation for advanced development of Schisandra products.

•
Total Alkaloids of Sophora Flavescens Development Project. As a new drug against Hepatitis B, total alkaloids of Sophora flavescens can be used to replace α - interferon, matrine and oxymatrine injections.

Intellectual Property

We rely on intellectual property such as trade secrets and technical innovations, to protect and build our competitive position.

 Patents

We have purchased from Harbin Renhuang Pharmaceutical Stock Co., Ltd (“Stock Co.”) two patents, Injection Preparation Method against Hepatitis B (Patent No.: ZL200410043718.5) and Total Alkaloids of Sophora Flavescens Extraction Method (Patent No.: ZL200410043717.0).  Our PRC subsidiary has been registered as the owner of such patents with the Intellectual Property Office of the PRC. Stock Co. is a company of which Mr. Shaoming Li, our chairman, chief executive officer and president, serves as chairman and is a 50% shareholder. The patents will be expired in 2024.

Trademarks

We have received from Stock Co. a perpetual and non-exclusive license to use the word “RENHUANG” in our trade name and as a trademark in connection with the sale of our products.

Design Patents

Design patents are one of three patent categories available under Chinese patent law and are awarded to recognize a unique shape, pattern, or a combination of the two, in an industrial application. A design patent can strengthen brand value by protecting a valuable item of intellectual property.  On December 20, 2009, the State Intellectual Property Office of China ("SIPO") of the People's Republic of China recently granted us patent protection for the product packaging design for its Compound Honeysuckle Granules.  The patent term is 10 years. The package design of Compound Honeysuckle Granule is unique and instantly recognizable with an array of bright colors.  The packaging features images of the plants which form the key ingredients of the remedies, reminding consumers that the products are all-natural, plant-based products.  We now hold a total of four patents for packaging designs for Tianma Pills, Shengmai Granules, Compound Honeysuckle Granules, and Ginseng and Venison Extract and we intend to seek patents for other proprietary designs by 2011.

Growth Strategy

We believe that as a result of the rapid growth of the Chinese economy, substantial increase in drug spending, aging of the population, increase in diseases related to lifestyle, government support in the pharmaceutical market and gradual application of the health insurance fund, China's pharmaceutical market will have significant potentials.  In particular, we believe the demand for our products in China will increase significantly, based on the following:

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

According to official statistics, about 200 million Chinese were suffering from depression at the end of 2009. In the past several decades, Chinese diagnostic techniques and treating solutions of depression lagged behind western countries. Chinese people do not have adequate knowledge of this disease. At present, only about 10% of depression patients are getting medical care, far lagging behind the world treatment rate. (Source: Analysis and Prospect of China’s Anti-depressant Market in 2009, edited by HDCMR.com, http://www.hdcmr.com/ Source:   Medicine Economic News, dated October 30, 2009).

Currently the eight best-selling anti-depressants in the world are: fluoxetine, paroxetine, sertraline, fluvoxamine, venlafaxine, mirtazapine, duloxetine and amitriptyline. Combined, they have 80% market share in the global anti-depression market. However, they are relatively high priced and have numerous adverse side effects.  Siberian Ginseng (Acanthopanax) products, which are botanical medication used to treat depression and nerve-regulation, have minor side effects and are moderately priced.  Therefore we believe they have significant market potential.

Medical Reform in China

The Chinese government has promised that Renminbi 850 billion will be invested into the national health insurance system by 2011. This plan has been approved by the State Council of the People’s Republic of China “PRC”. The implementation of this plan will give more than 90% of China's population basic health insurance policies, providing better public health and medical services.

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

Pursuant to the Notice Concerning Releasing the State Medicine Catalogue for Basic Medical Insurance, Occupational Injury Insurance and Maternity Insurance of the PRC, all medicines in the national essential drug list are Tier A medicines in the national medical insurance catalog; a vast majority of patients will be fully reimbursed for medicines listed in the national essential drug list. And therefore terminal sales of the listed medicines at hospitals and drug stores will be spurred. Two of our products, Banlangen Granules and Shengmai Granules, have been included in the national essential drug list. We believe we will enjoy long-term benefits from the healthcare reform as more patients could afford our products due to such full reimbursement. In addition, we expect to become one of China’s essential medicine suppliers as the PRC government moves forward with its reforms in 2010 and 2011.

Our growth strategy involves maximizing the opportunities that the above developments bring and capturing as much of the market share as possible in the process.  To implement this strategy we plan to:

•
Strengthen the market position of Siberian Ginseng (Acanthopanax). Siberian Ginseng (Acanthopanax) products have been widely recognized for their benefit in the treatment of depression and nerve-regulation. We hope to strengthen our current market share of Siberian Ginseng (Acanthopanax) products by focusing on related R&D and launching new products into market. In addition, we plan to enhance sales and marketing efforts to promote the application of Siberian Ginseng (Acanthopanax) products as alternatives to chemical medicines used to treat depression and nerve-regulation.

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

Competition

We face competition from pharmaceutical manufacturers producing the same type of pharmaceuticals.  Our competitors vary by product categories:

Botanical anti-depression and nerve-regulation products

As a result of our low-cost access to significant wild Siberian Ginseng (Acanthopanax) resources, our advanced technology and equipment, our R&D efforts and our ability to effectively set the standard on the market, we have become the main manufacturer of these products, with approximately 51% market share as of fiscal year 2010. Our major competitors are Heilongjiang Gerun Pharmaceutical Co., Ltd. and Harbin Shengyuan Biological Engineering Co., Ltd. We intend to further develop this market and strengthen our leadership position.

Biopharmaceutical products

We are the main Shark Vital Capsules manufacturer in China, with a market share of 3.7% as of fiscal year 2010. We believe this product is approaching the end of its life cycle and have decreased the marketing efforts for this product.  Our major competitors are Beijing Saishali Biotechnology Research Center and Shantou Xianle Pharmaceuticals Co., Ltd.

We have a number of competitive advantages over our competitors, primarily:

•	Lower production costs: We purchase our raw materials directly from Australia at prices which we believe are lower than our competitors, who mostly purchase from coastal areas in China; and

•
Solid customer bases: We have accumulated a large and firm hospital customer and sales base as a result of our early entry into this biopharmaceutical market and having our products recognized for their excellent quality, mainly as a result of past clinical trials.

Botanical Antibiotics and traditional OTC Chinese medicines

Our Banlangen Granules have a market share of 13% as of fiscal year 2010.  Our major competitors are Guangzhou Baiyunshan Hutchison Whampoa Chinese Medicine Co., Ltd. and Guangzhou Xiangxue Bio-Medical Engineering Co., Ltd.

Our Compound Honeysuckle Granules have a market share of 15.5% as of fiscal year 2010. Our major competitors are Hebei Guojin Pharmaceutical Co., Ltd. and Shiyitang Pharmaceutical Factory of Harbin Pharmaceutical Group.

Our Shengmai Granules have a market share of 5% as of fiscal year 2010. Our major competitors are Hebei Meibao Pharmaceutical Co., Ltd. and Guangxi Nanjing Weiwei Pharmacy Co. Ltd.

We are aware that the main competitive factors in selling products are quality, price and product awareness. We believe that we have corresponding advantages in all of these factors.

Government Regulation

Our products are subject to regulatory controls governing pharmaceutical products. As a developer, manufacturer and distributor of pharmaceuticals, we are subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the PRC State Food and Drug Administration, or SFDA. The “Law of the PRC on the Administration of Pharmaceuticals,” as amended on February 28, 2001, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China. Its implementing regulations set out detailed rules with respect to the administration of pharmaceuticals in China. We believe we are in compliance with these laws and regulations in all material aspects.

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

Pharmaceutical Manufacturer

As a manufacturer of pharmaceutical products and raw materials, we are subject to continuing regulation by the SFDA. Pursuant to the PRC laws and regulations on the administration and supervision of the pharmaceutical manufacturers in the PRC, a pharmaceutical manufacturer must obtain pharmaceutical manufacturing permit from SFDA’s provincial branch. This permit is valid for five years and is renewable upon its expiration. Our current pharmaceutical manufacturing permit, issued by the Heilongjiang branch of SFDA, will be valid until January 1, 2011. We have renewed our pharmaceutical manufacturing permit as of October 31, 2010. The new permission would be effective until 2015.

A pharmaceutical manufacturer must meet the GMP standards for each of its production facilities in the PRC in respect of each form of pharmaceutical products it produces. If a manufacturer meets the GMP standards, SFDA will issue to the manufacturer a GMP certificate with a five-year validity period. We have obtained GMP certification from SFDA to produce pharmaceutical products and raw materials in China for all of our manufacturing facilities.  The GMP certification criteria include institution and staff qualifications, production premises and facilities, equipment, raw materials, hygiene conditions, production management, quality controls, product distributions, maintenance of sales records and manner of handling customer complaints and adverse reaction reports. In addition, we have obtained pharmaceutical manufacturing permits from the provincial food and drug administration. Our current pharmaceutical manufacturing permit, issued by the Heilongjiang branch of SFDA, will be valid until August 17, 2011. We expect to renew our GMP in due course.

Approval and Registration of Pharmaceutical Products

A medicine must be registered and approved by the SFDA before it can be manufactured. A pharmaceutical manufacturer is allowed to manufacture a medicine only if it has obtained the medicine registration approval of such medicine. The registration and approval process requires the manufacturer to submit to SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. The effective term of such medicine registration approval is five years and the pharmaceutical manufacturer needs to apply for and obtain the renewed medicine registration approval if it intends to continue manufacturing such medicine upon the expiration of the first five-year term. The process by SFDA for issuing and renewing the medicine registration approvals can be lengthy, and the results are unpredictable.

All of our products other than Ginseng and Venison Extract have received medicine registration approvals from SFDA, which approves their manufacturing with a national standard. We are applying for transfer the production approval of Ginseng and Venison Extract from Stock Co, to us, and expected to complete the transfer in 2011. Our PRC subsidiary is in the process of renewing the drug approval registrations for certain of its products and medicines that are currently in production. Such applications have been accepted by SFDA and our PRC subsidiary is allowed by SFDA to continue to use the current drug approval numbers to manufacture its products and medicines during the application process.

Pursuant to a license agreement of drug approval numbers between Stock Co. and our PRC subsidiary, our PRC subsidiary is also producing two additional products (namely Siberian Ginseng Extract and Ginseng and Venison Extract) which are registered under the name of Stock Co. These three products are produced in Dofanghong pharmaceutical plant, the ownership of which is still under Stock Co. We have submitted applications to SFDA for the transfer of the registrations of these three products from Stock Co. to us. We will not be charged of any license fee under the agreement before the transfer is completed. Such arrangement made by our PRC subsidiary may be deemed as producing these three products without obtaining required drug approvals before we obtain the production permission of the drugs, which may result in administrative penalties including confiscation of the inventories of these three products, confiscation of the gains arising from the manufacturing of these three products, fines, suspension of the operation and/or revocation of the Drug Production Permit of our PRC subsidiary.

Price Controls

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs and those pharmaceuticals whose production or trading are deemed to constitute monopolies are subject to price controls in the form of fixed prices or price ceilings. The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission, or the NDRC, and provincial and regional price control authorities.  Of our products, .are subject to price controls. These seven products accounted for 47.54% of our total sales in fiscal year 2010.

Reimbursement Under the National Medical Insurance Program

The Ministry of Labor and Social Security, together with other government authorities of the PRC, determines which medicines are to be included in or removed from the national insurance medicine catalog (including Tier A and Tier B medicines) for the National Medical Insurance Program, which may affect the amounts reimbursable to program participants for their purchases of medicines. These determinations are based on a number of factors, including price and efficacy of a medicine. Although it is designated as a national program, the implementation of the National Medical Insurance Program is delegated to provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier A medicines listed in the national insurance medicine catalog in its provincial medicine catalog, but may at its sole discretion add other medicines to, or exclude Tier B medicines listed in the national insurance medicine catalog from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the Tier B medicines listed in the national catalog. Depending on which Tier A or Tier B medicine is classified as in the provincial medicine catalog, a National Medical Insurance Program participant residing in that province can be reimbursed for the full cost of a Tier A medicine and for part of the cost of a Tier B medicine.

Currently, four dosages of our products, including Siberian Ginseng Tablets, Shengmai Granules, Banlangen Granules and Qing Re Jie Du Oral Liquid, are included in the national catalog of the 2009 version which is currently effective and seven dosages of our products, including Siberian Ginseng Tablets, Shengmai Granules, Banlangen Granules, Compound Honeysuckle Granules, Tianma Pills, Compound Yangjiao Tablets and Qing Re Jie Du Oral Liquid, are included in the provincial medicine catalogs of Heilongjiang province.

National essential drug list

The national essential drug list is a part of the recent 2009 healthcare reform of the PRC. This new catalog is considered superior to the national medical insurance catalog because all medicines in the essential drug list are Tier A medicines in the national medical insurance catalog. Under the healthcare reform, the Chinese government proposed to establish a national basic medicine system based on a national essential drug list. According to the relevant policy, 90% of China’s citizens will be covered by a universal healthcare system by the year 2012. As a result, a vast majority of patients will be fully reimbursed for medicines listed in the national essential drug list and partially reimbursed for medicines listed in the national medicine insurance catalog for the National Medical Insurance Program. Two of our products, Shengmai Granules and Banlangen Granules, have been included in the national essential drug list. We therefore believe we will enjoy long-term benefits from the healthcare reform as more patients could afford our products due to such full reimbursement. In addition, we expect that we will become one of China’s essential medicine suppliers as the PRC government moves forward with its reforms in  2011.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating facilities have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that the operations are in compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. We have obtained certification issued by the relevant local environmental protection bureau to verify Ah City plant’s compliance of environmental laws.

Employees

As of December 31, 2010, we have 66 full-time employees who have entered into labor contracts with our PRC subsidiary; we have approximately 561 employees dispatched from a labor dispatching company.  We have approximately 104 employees in management positions, 30 in research and development, 400 in the production, storage and distribution, and 27 in the marketing and sales (excluding our 3,000 distributors in over 70 sales centers across 24 provinces in China). Our PRC subsidiary may not fully contribute the social insurance and housing fund for such 66 employees, and may not fully contribute the social insurance for the 450 dispatched employees as required by the agreement between our PRC subsidiary and the relevant employee dispatching agency.

Properties

We lease our Ah City Natural and Biopharmaceutical plant and our Dongfanghong Pharmaceutical plant from Stock Co., a company of which Mr. Shaoming Li, our chairman, chief executive officer and president, is a 50% shareholder and chairman of our board of directors. The lease is approximately 105,000 square feet used for production and inventory and is paid monthly.

On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $23,472,000. Pursuant to the purchase agreement, a payment of $14,670,000 was made to Stock Co. in October 2009, with a final payment of $8,802,000 due by December 31, 2011, at which time title for the assets will be transferred.

Our PRC subsidiary entered into a Contract Letter dated March 3, 2007 with Yerui Pharmaceutical Co of Zhongfa Industry Group (“Yerui”), under which our PRC subsidiary may, at a consideration of RMB 3,600,000 (including repayment of a bank loan granted by Agricultural Bank of China originally borrowed by Yerui with the amount of RMB 1,090,000), acquire the properties and assets of Yerui’s Chinese traditional extraction plant located at Qingyang Area of Harbin. Our PRC subsidiary is currently allowed by Yerui to occupy and use the Qingyang plant. However, our PRC subsidiary has not fully paid the bank loan on behalf of Yerui nor has the ownership of the properties of Qingyang plant been transferred to our PRC subsidiary. Additionally, the properties of Qingyang plant have been mortgaged to Agricultural Bank of China as collateral for the bank loan, and the Agricultural Bank of China will have the right to dispose of the mortgaged properties.

Our PRC subsidiary entered into a Property Purchase Contract dated April 10, 2010 with Heilongjiang Yongtai Co, pursuant to which our PRC subsidiary may purchase the 10th and 11th floors of the building located at No. 28, Changjiang St., Nangang District of Harbin Municipal. Our PRC subsidiary has paid the 1st installment of the total purchase price pursuant to such Property Purchase Contract and upon the full payment of the purchase price, Heilongjiang Yongtai Co. will transfer the ownership of such property to our PRC subsidiary.

We believe that our facilities are suitable for our current operations.  As part of our growth strategy, we plan to expand our production capacity at our current facilities and to acquire and construct new facilities in the future.

Legal Proceedings

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

Corporate Information

Our principal executive office is located at The 11th Floor, Changjiang International Building, No. 28, Changjiang Road, Nangang District, Harbin, Heilongjiang Province, P.R. China 150090. Our telephone number at that address is 86-451-8260-2162. Our website address is www.renhuang.com. The information on our website is not a part of this Form 10-K.

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

Success of our products is highly dependent on market acceptance.  We believe that market acceptance of our products will depend on many factors, including:

•	the perceived advantages of our products over competing products and the availability and success of competing products;
•	the brand effect of our products and channel loyalty;
•	the effectiveness of our sales and marketing efforts;
•	the pricing and cost effectiveness of our products;
•	the efficacy of our products and the prevalence and severity of adverse side effects, if any; and
•	publicity concerning our products, product candidates or competing products.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective or otherwise render our products obsolete, or if our competitors spend much more in sales and marketing efforts than we do, we may experience a decline in the demand for our products. If we are unable to market and sell our products successfully, our business, financial condition, results of operation and future growth would be adversely affected.

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

There is no assurance that all of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

We face substantial competition in connection with the marketing and sale of our products.

Our products compete with products with similar medical efficacy in similar market areas. Some of our competitors are well established and may have greater financial, marketing, personnel and other resources. The pharmaceutical industry is also characterized by the frequent introduction of new products. We may be unable to compete successfully or our competitors may develop products which have greater medical efficacy or gain wider market acceptance than ours.

Our disclosure controls and procedures and our internal control over financial reporting were ineffective until recently,  although we have taken remedial measures, if we are unable to effectively improve and maintain such controls and procedures, investors could lose confidence in our financial and other reports, the price of our shares of common stock may decline, and we may be subject to increased risks and liabilities.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Section 404 of the Sarbanes-Oxley Act requires, among other things, that we include a report of our management on our internal control over financial reporting.  We are also required to include quarterly reports and certifications of our management regarding the effectiveness of our disclosure controls and procedures. In the past, our management has concluded that our disclosure controls and procedures and internal control over financial reporting were ineffective due to our late filings, and more recently, that we lack sufficient qualified accounting and financial personnel with an appropriate level of US GAAP knowledge and experience appropriate to meet our financial reporting requirements.  Although we have been diligent in implementing remedial measures since the third quarter of fiscal 2009, including hiring a new chief financial officer with US GAAP and SEC reporting experience, adding additional staff, appointing three independent directors to our board of directors, engaging consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for fiscal year 2010, there is no assurance that we will continue to have effective disclosure controls and procedures and internal control over financial reporting. If we cannot effectively and efficiently improve our controls and procedures, we could suffer material misstatements in our financial statements and other information we report and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial and other information. This could lead to a decline in the trading price of our shares of common stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from NYSE Amex, regulatory investigations and civil or criminal sanctions.

Our chairman, chief executive officer and president currently owns approximately 48% of our common stock and has the ability to prevent certain types of corporate actions, to the detriment of other stockholders.

As of October 31, 2010, Mr. Shaoming Li, our chairman, chief executive officer and president, owns 17,850,000 shares of our common stock, which represents approximately 48% of our outstanding shares of common stock. Mr. Li is able to exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and determination of significant corporate actions. This concentration of ownership could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

We have entered into and may continue to enter into transactions with related parties.

We have entered into, and may continue to enter into, transactions with our related parties, including without limitation Heilongjiang Renhuang Pharmaceutical Limited and Harbin Renhuang Pharmaceutical Stock Co., Ltd. (“Stock Co.”), during the normal course of our business or otherwise.  Mr. Shaoming Li, a major stockholder of ours and our chairman, chief executive officer and president, is a major stockholder of Heilongjiang Renhuang Pharmaceutical Limited and chairman of the board of directors and 50% stockholder of Stock Co.  Among others, in 2009, we entered into purchase agreements with Stock Co. to acquire certain real property and intellectual property for a total consideration of $23,472,000 and $2,347,200, respectively.  The purchase prices were based on fair market value appraised by independent third party appraisal firm.  Although we believe that the transactions we have entered into with Heilongjiang Renhuang Pharmaceutical Limited and Stock Co. are, on the whole, no more favorable, and no less favorable, than those available from unaffiliated third parties, there were no independent directors on our board at those times to approve such transactions. As such, the transactions were approved by only Mr. Shaoming Li in his capacity as our sole director. See “Certain Relationships and Related Party Transactions.” We may continue to enter into transactions with Heilongjiang Renhuang Pharmaceutical Limited and Stock Co. in the future.

We may not be able to manage our expansion of operations effectively.

We anticipate significant continued expansion of our business to address growth in demand for our products, as well as to capture new market opportunities. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, expand, train and manage our growing employee base, and continuously increase our promotion budget. Furthermore, we need to maintain and expand our relationships with our customers, suppliers and other third parties.  In addition, the success of our growth strategy depends on a number of internal and external factors, such as the expected growth of the pharmaceutical market in China and the competition from other pharmaceutical companies. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our future liquidity needs are uncertain and we may need to raise additional funds in the future.

We may, from time to time, need to raise funds as part of our business operations, such as to devote financial resources to research and development of projects that we believe to have significant commercialization potential, and the acquisition or construction of manufacturing facilities.  We cannot assure you that our revenues will be sufficient to meet our operational needs and capital requirements. If we need to obtain external financing, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Our future liquidity needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

The retail prices of certain of our products are subject to control, including periodic adjustment, by PRC government authorities.

Certain of our pharmaceutical products, primarily those included in the national and provincial Medical Insurance Catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings.  As such, the retail prices for certain of our pharmaceutical products can be adjusted downward or upward from time to time.  If the retail prices of our products are reduced by the government, our business or results of operations may be adversely affected.

Currently, of our products, Siberian Ginseng Tablets, Compound Yangjiao Tablets, Tianman Pills, Banlangen Granules, Qing Re Jie Du Oral Liquid, Compound Honeysuckle Granules and Shengmai Granules, are subject to such price controls. These seven products accounted for 47.54% of our total sales in fiscal year 2010.

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

Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset the increased costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

Extensive regulation of the pharmaceutical manufacturers industry in China could increase our expenses resulting in reduced profits.

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

Clinical trials are expensive, time-consuming and difficult to design and implement.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols

In addition, we (or SFDA), may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory bodies find serious deficiencies in our investigational new drug, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

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

Physicians, patients and other end consumer may abandon existing drugs or choose not to accept and use our new drugs.

Physicians and patients may not accept and use our products. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;
•	cost-effectiveness of our products relative to competing products; and
•	effectiveness of marketing and distribution efforts by us and distributors, if any.

Because we expect sales of our current and future products to generate substantially all of our product revenues for the foreseeable future, the failure to find market acceptance would materially harm our business and results of operations.

Our drug-development program depends upon third-party research scientists who are not subject to our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our applications, and our introduction of new drugs, will be delayed. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If our collaborators assist our competitors at our expense, our competitive position and business could be materially and adversely affected.

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

            We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;
•	undertaking pre-clinical testing and human clinical trials;
•	obtaining regulatory approvals of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological changes. A large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in China and other countries. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

We have limited patent protection and are subject to substantial competition.

We only have two patented production techniques, Injection Preparation Method against Hepatitis B (Patent No.: ZL200410043718.5) and Total Alkaloids of Sophora Flavescens Extraction Method (Patent No.: ZL200410043717.0). Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for our products.  As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous to or lower than those manufactured and sold by us.  Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to ours at a lower cost.

If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if such clearances or approvals are delayed, we will be unable to distribute our products in a timely manner, or at all, which could significantly disrupt our business and materially and adversely affect our sales and profitability.

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business. For a significant portion of our products, we need to obtain and renew licenses and registrations with the PRC State Food and Drug Administration, or SFDA, and its equivalent in other markets. The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable. Our PRC subsidiary is in the process of renewing the approval registrations for its products and medicines that are currently in production. Such applications have been accepted by SFDA and our PRC subsidiary is allowed by SFDA to continue to use the current drug approval numbers to manufacture its products and medicines during the application period. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, our business could be significantly disrupted and our sales and profitability could be materially and adversely affected.

In addition, our PRC subsidiary is producing three products which are registered under the name of Stock Co. pursuant to the agreements between Stock Co. and our PRC subsidiary related to the free use of drug approval numbers. We have submitted applications to SFDA for the transfer of the registrations of these three products from Stock Co. to us.  Before the transfer is completed, such arrangement made by our PRC subsidiary may be deemed as producing these three products without obtaining required drug approvals, which may result in administrative penalties including confiscation of the inventories of these three products, confiscation of the gains arising from the manufacturing of these three products, fines, suspension of the operation and/or revocation of the Drug Production Permit of our PRC subsidiary.

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

We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements. The Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. In addition, we have incurred costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the Securities and Exchange Commission regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with these rules and regulations has increased our legal and financial compliance costs, which have had, and may continue to have, an adverse effect on our profitability.

We are unable to assure that all of the distributors and sales centers which are selling our products have obtained the medicine supply approvals and meet the Good Supply Practice standards.

A distributor of pharmaceutical products in China must obtain pharmaceutical distribution permit from the competent provincial or local SFDA branch. Furthermore, SFDA applies Good Supply Practice standards, or GSP standards, to all pharmaceutical wholesale and retail distributors to ensure quality of drug distribution in China.

We believe that our PRC subsidiary does not need to apply for the pharmaceutical distribution permit or GSP certification because our PRC subsidiary does not engage in the wholesale or retail of pharmaceutical manufacturer’s medicines. Instead, we have entered into sales agency agreements with sales agents in 19 provinces and four municipalities, through which our products are sold to over 3,000 distributors and over 70 sales centers in China. Such distributors need to obtain the pharmaceutical distribution permit and GSP certification to sell our products. We are unable to assure that all of the distributors and sales centers which are selling our products have obtained the medicine supply approvals and meet the Good Supply Practice standards.

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

Our success is dependent, to a large extent, on our ability to retain the services of our executive management, who have contributed to our growth and expansion to date. Our chairman, chief executive officer and president, Mr. Shaoming Li, has been, and will continue to be, instrumental to our success. Accordingly, the loss of his services, without suitable replacements, will have an adverse effect on our business generally, operating results and future prospects. We have not entered into an employment agreement with Mr. Li.

In addition, the loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

Our holding company structure may hinder the payment of dividends.

China Botanic Pharmaceutical Inc. has no direct business operations, other than its ownership of our subsidiaries. We intend reinvest all undistributed earnings to expand our PRC operations, which the management would be most benefit our shareholder. Should we decide in the future to payout dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us due to restrictive covenants in agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions applicable to our subsidiaries. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

A provision has not been made at October 31, 2010 for U.S. or additional foreign withholding taxes on approximately $53,456,047 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.

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

Our business and products are subject to government regulations mandating the manufacturing of pharmaceuticals in China and other countries. Changes in the laws or regulations in China, or other countries we sell into, that govern or apply to our operations could have a materially adverse effect on our business. For example, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our pharmaceuticals or medical products is prohibited, this change would reduce our productivity of that product.

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

We are also subject to numerous national, provincial and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications and regulatory approvals from healthcare agencies. We are subject to laws and regulations governing our relationship with our employees including: wage requirements, limitations on hours worked, working and safety conditions, citizenship requirements, work permits and travel restrictions. These local labor laws and regulations may require substantial resources for compliance. Our PRC subsidiary may not fully contribute the social insurance and housing fund for the employees and the failure to do so may result in penalties and fines from PRC labor administration authorities at the provincial and local level.  We are also subject to significant government regulation with regard to property ownership and use in connection with our facilities in the PRC, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation. These regulations can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

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

We are incorporated in the U.S. and have subsidiaries and other operations in the PRC and the British Virgin Islands. We will be subject to the tax regimes of these countries. Although virtually all of our profits will be earned outside of the U.S., under U.S. tax laws our earnings generally will be subject to U.S. taxation, because U.S. companies are generally taxed on their world-wide income. This may be true even if we do not repatriate any of its foreign earnings to the U.S. For certain types of income (generally, income from an active trade or business), U.S. companies are not required to pay tax on that income until they repatriate those earnings to the U.S. (such as for use in paying dividends or repurchasing shares). As a result, repatriation of earnings would trigger more immediate tax obligations. As a result of the imposition of U.S. taxes, our after-tax profits could decrease and could be below the level that would have been obtained if we were incorporated outside the U.S. The amount of taxes payable in the U.S. generally depends on the profitability of our various operations and the application of available tax credits and tax treaties. We are not currently receiving the benefit of any U.S. tax credit, and we are not currently conducting a material amount of business in a country with an advantageous tax treaty. Since the effect of tax credits and tax treaties depends on the profitability of operations in various jurisdictions, the amount of our tax will vary over time as we change the geographic scope of our activities. However, for the near term we expect that our total tax rate will be significantly influenced by the taxes we pay in China, so that our total tax obligation might decrease as a result of favorable tax treatment in China even though we were subject to additional U.S. taxes. In the future, we  may pay significantly higher taxes than we have paid historically. In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect our profitability and tax liabilities in the future.

For the fiscal years of 2010 and 2009, our PRC subsidiary was granted by the national tax office of Ah City a tax holiday and was fully exempt from the 25% enterprise income tax. This tax holiday was granted, without a statutory basis at the national level, by the governmental authorities of Ah City for the purposes of promoting local economic development.  As a result, this tax holiday may be terminated and our PRC subsidiary may be subject to the 25% enterprise income tax upon the termination of the tax holiday.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights internationally, which might results in a significant loss of business, business opportunities, or capital.

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

Trading in our common stock is subject to certain regulations adopted by the SEC, commonly known as the “penny stock” rules. Our common shares qualify as “penny stocks” and are covered by Section 15(g) of the Securities Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such common shares in the aftermarket. “Penny stock” rules govern how broker-dealers can deal with their clients and with “penny stocks”. For sales of our common stock, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale of stock to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in our common stock, which could severely affect its market price and liquidity. This could prevent our stockholders from reselling their shares and could cause the price of the shares to decline.

The market price for our shares may be volatile.

The market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results and changes or revisions of our expected results;
•	changes in financial estimates by securities research analysts;
•	conditions in the markets for our products;
•	changes in the economic performance or market valuations of companies in our industry;
•	announcements by us, or our competitors of new products, acquisitions, strategic relationships, joint ventures or capital commitments;
•	addition or departure of senior management and key personnel; and
•	fluctuations of exchange rates between the RMB and the U.S. dollar.

Volatility in the price of our shares may result in stockholder litigation that could in turn result in substantial costs and a diversion of our management’s attention and resources.

The financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices have been and continue to be extremely volatile. Volatility in the price of our shares may be caused by factors outside of our control and may be unrelated or disproportionate to our results of operations. In the past, following periods of volatility in the market price of a public company’s securities, stockholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

Because we do not intend to pay dividends on our shares, stockholders will benefit from an investment in our shares only if those shares appreciate in value.

We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities, if any, and any other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our shares, and there is no guarantee that our shares will appreciate in value.

We may need additional capital, and the sale of additional shares or equity or debt securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the foreseeable future. As of October 31, 2010, we had cash and cash equivalents of approximately $27.83 milloion and total current assets of approximately $50.52 million. As of October 31, 2010, we had a working capital surplus of approximately $47.13 million. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain one or more additional credit facilities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock and the issuance of additional shares will dilute all other stockholdings.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our Articles of Incorporation permits the issuance of up to approximately100,000,000 shares of common stock, of which there are 37,239,536 outstanding as of October 31, 2010. . Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by our current stockholders.

Item 1B.  Unresolved Staff Comments.

Because we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, this Item 1B is not applicable.

Item 2.  Properties.

We lease our principal executive offices located at No. 281 Taiping Road, Taiping District, Harbin, Heilongjiang Province, 150050, China, our Ah City Natural and Biopharmaceutical plant and our Dongfanghong Pharmaceutical plant from Stock Co., a company 50% owned by Mr. Shaoming Li, our chairman, chief executive officer and president.  The lease is a total of 105,416 square foot office space, with approximately 15,000 square feet used for executive offices and approximately 90,000 square feet used for production and inventory.  The lease is year-to-year lease, with a monthly rent of $52,246.

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

We lease a 970 square meter office space in Harbin, Heilongjiang Province from a third party with a current monthly rent of $10,742. This lease is from May 1, 2007 to April 30, 2010.

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

Item 3.  Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of its operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. As of January 10, 2011, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On July 2, 2010, our common stock started trading on the NYSE Amex under the symbol “CBP.”  Prior to the listing on the NYSE Amex, our common stock was quoted on the Pink Sheets OTC Markets and OTC Bulletin Board.  The table below lists the high and low sales price or bid price, as applicable, per share of our common stock for the respective periods as reported on the Pink Sheet OTC Market, OTC Bulletin Board or the NYSE Amex, as applicable.  The following prices for each quarter during the past two fiscal years reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended October 31, 2009:
1st Quarter	$0.65	$0.16
2nd Quarter	$0.51	$0.16
3rd Quarter	$0.69	$0.20
4th Quarter	$1.69	$0.50

Year Ending October 31, 2010:
1st Quarter	$1.18	$0.52
2nd Quarter	$3.00	$1.00
3rd Quarter	$2.79	$1.69
4th Quarter	$2.36	$1.26

On January 18, 2011, the closing sale price of our shares of common stock was $2.12 per share and there were 37,239,536 shares of our common stock outstanding.  On October 31, 2010, our shares of common stock were held by approximately 78 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We presently do not expect to declare or pay such dividends in the foreseeable future and reinvest all undistributed earnings to expand our PRC operations, which the management would most benefit our shareholder.. Undistributed earnings will be reinvested in our operations in PRC. Payment of dividends to our stockholders would require payment of dividends by our PRC subsidiary to us.  This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the US.  Under current PRC law, the conversion of Renminbi into foreign currency generally requires government consent. Further, government authorities may impose restrictions that could have a negative impact in the future on the conversion process or on our cash needs, which, in turn, affects our ability to pay cash dividends to our stockholders.  Although our subsidiary’s classification as a wholly foreign owned enterprise under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so.  Any inability to repatriate funds to us would in turn prevent payments of dividends to our stockholders.

Item 6. Selected Financial Data

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

Overview

We are engaged in the development, manufacturing, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China. We have three GMP certified production facilities - Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant -capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional OTC Chinese medicines.  Botanical anti-depression and nerve-regulation products account for over 71.1% of our revenues and we intend to strengthen our developments in this area.  We have entered into sales agency agreements with sales agents in 19 provinces and four municipalities, through which our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
Pharmaceutical Industry Growth.  We believe the market for pharmaceutical products in China is growing rapidly driven by China’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in China.  In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens.  Both the central government of China and provincial governments has published Lists of Essential Medicines to regulate the market. We expect these factors to continue to drive industry growth.

•
Pricing of Our Products.  Seven of our products, which accounted for 47.54% of our total revenues in fiscal year 2010, are listed on the National List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

•
Production Capacity. We believe much of the pharmaceutical market in China is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our facilities with the ability to manufacture 18 dosage forms and over 200 products will allow us to capture future market growth and increase our revenue and market share accordingly.

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

•	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

The following table sets forth certain information regarding our results of operation.

	For the years ended October 31,
	2010	2009
	($ in thousands)
Statements of Operations Data
Sales, net	55,184	43,411
Cost of goods sold	25,766	20,311
Gross profit	29,418	23,100
Operating and administrative expenses:	-	-
Sales and distribution	4,966	3,650
General and administrative	3,615	2,117
Research and development	3,043	2,529
Total operating expenses	11,624	8,296
Income from operations	17,794	14,804
Other income:	-	-
Other income, net	75	43
Income from operations before income tax expenses	17,869	14,847
Income tax expenses
Net income	17,869	14,847
Other comprehensive income:	-	-
Cumulative currency translation adjustments	1,401	66
Total comprehensive income	19,270	14,913

Comparison of Years Ended October 31, 2010 and 2009

Total Comprehensive Income
Total comprehensive income increased by approximately $4.36 million, or 29.2%, from approximately $14.91 million in 2009 to approximately $19.27 million in 2010.  This increase was primarily attributable to an increase of approximately $11.77 million, or 27.11%, in sales, and an increase of approximately $5.46 million, or 26.9%, in cost of goods sold and an increase of approximately $1.32 million, or 36.05%, in sales and marketing expenses, an increase of approximately $1.50 million, or 70.7%, in general and administration expenses an increase of approximately $0.51 million, or 20.3%, in research and development expenses, and an increase of $1.33 million in cumulative currency translation adjustments.  Our gross profit margin increased from 53.2% in 2009 to 53.3% in 2010.

Sales
Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve regulation products; Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $11.77 million, or 27.12%, from approximately $43.41 million in 2009 to approximately $55.18 million in 2010.  This increase in sales was primarily attributable to launching of the new OTC medicines, and increased demand and strong market acceptance of our products as a result of our marketing efforts, in addition to price increase for a number of our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged from 12% to 19% of sales for the year ended October 31, 2010 and 2009, respectively.  Sales rebates are netted against total sales. The following table sets forth information regarding the net sales of our principal products before sales rebate during the fiscal years ended October 31, 2010 and 2009:

	2010			2009			2010 over 2009
Product name	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales

Siberian Ginseng (Acanthopanax) Series	388	27,971	50.6	408	24,022	55.4	(21)	3,949	(4.65)
Tianma Series	59	3,661	6.6	68	3,927	9.0	(9)	(266)	(2.41)
Compound Yangjiao Tablets	77	7,271	13.2	91	7,281	16.8	(14)	(10)	(3.60)
Shark Vital Capsules	5	1,341	2.4	13	3,319	7.6	(8)	(1,978)	(5.22)
Shengmai Granules	79	2,469	4.5	104	2,774	6.4	(25)	(305)	(1.91)
Banlangen Granules	49	1,374	2.5	12	306	0.7	37	1,068	1.79
Compound Honeysuckle Granules	163	9,423	17.1	31	1,782	4.1	132	7,641	12.97
Compound Schizandra Tablets	5	336	0.6	-	0	-	5	336	0.61
Ginseng and Venison Extract	10	865	1.6	-	0	-	10	865	1.57
Qing Re Jie Du Oral Liquid	16	473	0.9	-	0	-	16	473	0.86
	851	55,184	100.0	727	43,411	100	124	11,772	-

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

In the third quarter of our fiscal year 2010, we introduced two new products to the market, Qing Re Jie Du Oral Liquid, which is used to cure seasonal flu, and Compound Schisandra Tablets, also known as magnolia vine, has been clinically proven to have significant benefits to the functioning and regulation of the central nervous system. In the last quarter of 2009, we introduced two new products to the market, Banlangen Granules and Compound Honeysuckle Granules, both of which have well accepted anti-viral qualities, and were in great demand during the H1N1 pandemic.

In 2010, we increased average sales price per pack of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$62,701	$52,260
Total sales quantity (pack in thousands)	851	727
Average selling prices/pack (in thousands)	$73.68	$71.88

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series, Compound Yangjiao Tablets and Shengmai Granules as demonstrated in the following table, which reflects the average sales price per pack by product for 2010 and 2009 and the percentage change in the sales price per pack.

	Average Price Per Pack		Percentage
Product	2010	2009	Change
Siberian Ginseng (Acanthopanax) Series	$83	$69	20.3
Tianma Series	81	75	8.0
Compound Yangjiao Tablets	94	80	17.5
Shark Vital Capsules	469	446	5.2
Shengmai Granules	41	35	17.1
Banlangen Granules	28	26	7.7
Compound Honeysuckle Granules	60	57	5.3
Compound Schizandra Tablets	88	-	-
Ginseng and Venison Extract	86	-	-
Qing Re Jie Du Oral Liquid	30	-	-
Total	$73.79	$71.85	2.7

We expect the demand for our products will continue to increase as a result of gaining greater market acceptance, in particular the benefits of our Siberian Ginseng (Acanthopanax) Series in treating depression and nerve-regulation. Further, we believe many of our products will be listed in the reimbursement catalog of essential medicine for health insurance. In addition, we anticipate that we will be successful in becoming one of China’s essential medicine suppliers as the PRC government moves forward with its Health Reforms in 2011.

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs shipping and handling costs for the products sold.  Cost of goods sold increased approximately $5.45 million, or 26.9%, from approximately $20.31 million in 2009 to approximately $25.77 million in 2010.  This increase was primarily attributable to increase in products sold and increases in certain raw material prices such as sugar.

Although we anticipate that the cost of goods will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2010.  We anticipate that beyond 2010, our price for raw materials and other production costs will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses.  Our total operating expenses increased by approximately $3.33 million, or 40.1%, from approximately $8.30 million in 2009 to approximately $11.62 million in 2010.

Sales and Marketing.  Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $1.32 million, or 36.1%, from approximately $3.65 million for 2009 to approximately $4.97 million for 2010. This increase was primarily attributable to an increase of approximately $1.21 million, or 33.47%, in advertising expenses as the company intensified TV advertisements in Heilongjiang province for our botanic anti-depression series. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout China and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, benefits, share-based compensation, and professional service fees.  General and administrative expenses increased by approximately $1.50 million, or 70.7%, from approximately $2.11 million for 2009 to approximately $3.61 million for 2010.  This increase was primarily attributable to increase of approximately $0.34 million, in warrants and options granted for investor relation services, an increase in audit fees of $0.16 million, or 109.02% in professional service fee for SOX 404 compliance, an increase in legal fees of $92,000, and an increase in amortization of approximately $0.44 million. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Research and Development. Our research and development expenses consist primarily of salary, equipment rental expenses, and Siberian Ginseng (Acanthopanax) cultivation related expenses.  Research and development expenses increased approximately $0.51 million, or 20.3%, from approximately $2.53 million for 2009 to approximately $3.04 million for 2010.  This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products, and research in cultivation techniques for Siberian Ginseng.  Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $2.99 million, or 20.20%, from approximately $14.80 million to approximately $17.79 million in 2010.

Income Tax Expenses
We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the years of 2010 and 2009, our PRC subsidiary was granted a tax holiday and is entitled to full exemption from enterprise income taxes of 25%.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $1.33 million, from approximately $0.07 million in 2009 to approximately $1.40 million in 2010.

Liquidity and Capital Resources

We had retained earnings of approximately $53.46 million and $35.59 million as of October 31, 2010 and 2009, respectively.  As of October 31, 2010, we had cash and cash equivalents of approximately $27.83 million and total current assets of approximately $50.52 million. As of October 31, 2010, we had a working capital surplus of approximately $47.13 million.   We believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary cash flow information is as follows:

	Year ended October 31
Net cash provided by (used in):	2010	2009
	($ in thousands)
Operating activities	23,835	13,068
Investing activities	(4,699)	(16,221)
Financing activities	-	1,500

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased approximately $10.77 million, from net cash provided by operating activities of approximately $13.07 million in 2009 to net cash provided by operating activities of approximately $23.84 million in 2010.  This increase was primarily attributable to an increase in net income from operations of approximately $3.02 million, a increase in the level of decrease in trade receivables of approximately $6.14 million as a result of tightened credit terms given to customers, a decrease in the level of increase in inventories of approximately $0.82 million, and an decrease in value added tax payable of approximately $0.64 million.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased approximately $11.52 million, from approximately $16.22 million in 2009 to approximately $4.70 million in 2009. This decrease was primarily attributable to decrease in payments made to purchase land use rights of approximately $10.73 million.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased approximately $1.50 million, from $1.50 million in 2009 to approximately $0 thousand in 2010.  This decrease was attributable to consideration received from Allied Merit International Investments, Inc. and Griffin Ventures Ltd for an aggregate of 2,142,856 shares of the Company’s common stock and 1,071,428 warrants with an exercise price of $0.875 per share, and that no offering of our common stock was made during 2010.

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

Capital commitments

We have capital commitments for purchase of land use right, property and equipment and resource rights from a related party, Stock Co, of approximately $10,718,154.  We expect to fund this commitment with cash provided from operation.

Contractual Obligations

We lease office premise from a third party, Heilongjiang JiuSanYouZhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with average monthly rental payment of $10,527.  We also lease property and plant from a related party, Stock Co.  The lease is from April 30, 2009 to May 1, 2010, with average monthly rental payment of $52,246. The lease expired at May 1, 2010.

On October 12, 2009, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,406,185.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co, in October 2009 and $14,988,459 and $14,670,000 was recorded as deposits on the consolidated balance sheet as at October 31, 2010 and 2009, respectively.  Pursuant to the Purchase Agreement, final payment of $8,417,726 is due by December 31, 2011, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2010.

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,750,263.  Pursuant to the Purchase Agreement, a payment of $4,025,184 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,725,079 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2010.

Critical Accounting Policies

The consolidated financial statements include the financial statements of the Company and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation.

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

Estimate of the useful lives of intangible assets – We must estimate the useful lives of our intangible assets. We must also review intangible assets for possible impairment.

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

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In May, 2010, the FASB issued ASU 2010-19¸ "Foreign Currency" (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)  On January 9, 2009, we dismissed Schwartz Levitsky Feldman, LLP (“Schwartz”) as our principal independent accountant.  Schwartz issued an Independent Auditor’s Report for the fiscal year ended October 31, 2007 and the six months ended October 31, 2006.  Schwartz also reviewed the interim financial statements of our wholly-owned subsidiary, Harbin Renhuang Pharmaceutical Stock Co., Ltd, a company incorporated in the People’s Republic of China, for the six months ended April 30, 2006.

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

On January 9, 2009, our board of directors appointed MSPC, Certified Public Accountants and Advisors a Professional Corporation (“MSPC”) as the principal independent accountant.  Our board of directors participated in and approved the decision to change principal independent accountant.

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

During the fiscal year ended October 31, 2008 and through January 13, 2010, (i) there were no disagreements between us and MSPC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MSPC would have caused MSPC to make reference to the subject matter of disagreement in connection with its reports on our financial statements, and (ii) there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

On January 13, 2010, we engaged Windes & McClaughry Accountancy Corporation (“W&M”) as our new independent registered public accounting firm. Our board of directors recommended, authorized, and approved the decision to dismiss MSPC as our independent registered public accounting firm and to engage W&M to serve as our independent registered public accounting firm.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.  Based on the management's assessment and review of our financial statements and results for the year ended October 31, 2010, we have not established effective internal controls.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our  internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended October 31, 2010, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. During the course of auditing, the auditors has made adjustment entries to correct errors in accounts including intangible assets, revenue, general and administration expenses and cost of goods sold. The management considers the error corrections to be signs of deficiencies or material weaknesses in financial reporting pertaining to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us, as a smaller reporting company, permit us to provide only management’s report in this Annual Report.

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

On December 14, 2010, we hired Mr. Weiqiu Dong as the Company's new Chief Financial Officer. Mr. Dong's career spans over 10 years with key positions in finance, audit, investment advisory and tax planning, and has served as an investment manager with Hatitac Inc, as an advisor to publicly and privately held institutional clients. From 1998 to 2000, he worked as a senior audit manager with TianHua Accounting Firm. Mr. Dong holds a Bachelor of Engineering from North-Western Polytechnic University in China and is a Certified Financial Planner in Canada.

Changes in Internal Controls

Since the third quarter of our 2009 fiscal year, we have begun the implementation of remedial measures including hiring of a new chief financial officer in January 2010 (who resigned on August 3, 2010 for personal reason and was replaced by an interim chief financial officer. As discussed above, we subsequently hired Mr. Weiqiu Dong as our new chief financial officer), adding additional staff, appointing three independent Directors to our board of directors, engaging consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for fiscal year 2010, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward.  As results of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table sets forth the name and age of each member of our current members of our board of directors and/or executive officers, the positions and offices held by each of them with us, and the period during which they have served in their respective position.  Directors serve until the election and qualification of their successors.   There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships among our officers, directors, or persons nominated for such positions.

Name	Age	Position	Period Served

Shaoming Li	48	Chairman of the board of directors, Chief Executive Officer, and President	2006-present

Weiqiu Dong	40	Chief Financial Officer	2010-present

Xiaoheng Shao	53	Independent Director, Chairman of Audit Committee	2010-present

Bingchun Wu	77	Independent Director, Chairman of Compensation Committee	2010-present

Changxiong Sun	65	Independent Director, Chairman of Nominations Committee	2010-present

Dianjun Pi	56	Director	2010-present

Jiang He	39	Secretary	2006-present

Shaoming Li.  Shaoming Li has served as the Chairman of the board of directors, Chief Executive Officer and President since founding Harbin Renhuang Pharmaceutical Co. Ltd. in 2006.  Mr. Li has more than 20 years experience in the pharmaceutical and finance industry.  Mr. Li has been the Chairman and Chief Executive Officer of Harbin Renhuang Pharmaceutical Stock Co. Ltd since 1996.  From 1984 to 1996, Mr. Li served as Vice Chairman of Shenzhen Health Pharmaceutical Co. Ltd, a company dedicated to drug research, production, and sales.  Mr. Li is a professor at Harbin Business University and Northeastern Agriculture University.  Mr. Li also served as Vice Chairman of Heilongjiang Provincial Chinese Traditional Medicine Association and Heilongjiang Provincial Medicine Association.  Mr. Li graduated from Central University of Finance and Economics in Beijing, China with a degree in finance.

Weiqiu Dong.  Weiqiu Dong was appointed to the position of Chief Financial Officer effective December 14, 2010.   Prior to joining us, Mr. Dong had been the investment manager with Hatitac Inc. for 10 years, and senior audit manager with TianHua Accounting firm for 3 years. Mr. Dong holds a Bachelor of Engineering from North-Western Polytechnic University in China and is a Certified Financial Planner in Canada.

Xiaoheng Shao.  Xiaoheng Shao was appointed to our board of directors in April 2010. Mr. Shao currently serves as (i) independent director and chairman of the audit committee of: Xueda Education Group, a Chinese personalized tutoring services company listed on the NYSE; American Dairy, Inc., a Chinese dairy products company listed on NYSE; China Biologic Products, Inc., a biopharmaceutical company listed on NASDAQ; China Recycling Energy Corporation, an energy recycling system design company listed on NASDAQ and Yongye International, Inc., a Chinese agricultural company listed on NASDAQ; (ii) independent director of AsiaInfo-Linkage, Inc., a Chinese telecom software solutions provider listed on NASDAQ and China Medicine Corporation, a distributor and developer of medicine listed on bulletin board; (iii) independent director and chairman of the nominating committee of Agria Corporation, a Chinese agricultural company listed on NYSE; and (iv) independent director and chairman of the audit and compensation committees of China Nuokang Bio-Pharmaceutical, Inc., a biopharmaceutical company listed on NASDAQ.  He served as the chief financial officer of Trina Solar Limited from 2006 to 2008.  In addition, Mr. Shao served from 2004 to 2006 as the chief financial officer of ChinaEdu Corporation, an educational service provider, and of Watchdata Technologies Ltd., a Chinese security software company.  Prior to that, Mr. Shao worked at Deloitte Touche Tohmatsu CPA Ltd. for approximately a decade.  Mr. Shao received his master’s degree in health care administration from the University of California at Los Angeles in 1988 and his bachelor’s degree in art from East China Normal University in 1982.  Mr. Shao is a member of the American Institute of Certified Public Accountants.

Bingchun Wu.  Bingchun Wu was appointed to our board of directors in April 2010.  Mr. Wu is Chairman of the Compensation Committee of the board of directors.  Since 2006, Mr. Wu has served as the Team Leader of the Chinese Medicine Research Group at the Heilongjiang Province Chinese Medicine Research Institute.  From 2006 to 2007, Mr. Wu served as the Chief Expert of the Chinese Medicine Group of the Innovation System of Heilongjiang Province Science and Technology Department.  From 2004 to 2006, Mr. Wu served as the Director of the Chinese Pharmacology Research Office and the Head of Chinese Medicine Research at the Heilongjiang Province Science and Technology Department.  Mr. Wu has a degree in Pharmaceutical Science from Shenyang Medicine University and a bachelor’s degree in financial management from Harbin University of Commerce.

Changxiong Sun.  Changxiong Sun was appointed to our  board of directors on April 2010.  Mr. Sun is Chairman of the Nominations Committee of the board of directors.  Since 2005, Mr. Sun has served as a Professor and Doctoral Tutor at the Management College of Harbin Institute of Technology.  Since 2005 Mr. Sun has served as the Executive Director of the Overseas Development and Layout Association of China Industry, and as the Director of the Heilongjiang Dongbeiya Economy and Technology Committee.  From 2004 to 2005, Mr. Sun served as the Vice Secretary General of the Harbin Municipal Government Committee.  From 1999 to 2004, Mr. Sun served as the Director of the Harbin Finance Management Department.  Mr. Sun has a degree in management science and engineering from the Harbin Institute of Technology.

Dianjun Pi.  Dianjun Pi was appointed to the board of directors on April 27, 2010.  Since 2004, Mr. Pi has served as our Executive Manager.  From 2003 to 2004, Mr. Pi served as the Assistant General Manager of Sunflower Pharmaceuticals.  From 1992 to 2003, Mr. Pi served as the Vice General Manager of China Resources Snow Breweries Co., Ltd.  Mr. Pi has a post graduate degree from Renmin University of China.

Jiang He.  Jiang He was hired as special assistant to the President in 2004 and has served as our Secretary since 2006.  In this role he is in charge of asset management, risk and crisis management, and internal audit.  From 2001 to 2004, prior to joining us, he was the Vice General Manager of Heilongjiang Tiansheng High Tech Co. Ltd.  In this position Mr. He was primarily responsible for managing projects, including, but not limited to, Clean Coal Projects. He received his master’s degree in industrial economics in July, 2004, and his bachelor’s degree in management from Jilin University in 1992.

Our Board of Directors

Our board of directors is comprised of a majority of independent directors as defined under NYSE Amex listing standards. Messrs. Shao, Sun and Wu satisfy the independence requirements established by Section 803(A)(2) of the NYSE AMEX Rules. The board of directors has determined that none of the designated independent directors have any relationship that, under NYSE Amex rules, would preclude their service on any of the standing committees of the board of directors. In making its determination, the board considered transactions and relationships between each director or his immediate family and the Company and its subsidiaries.

 We have the following board committees: Audit Committee, Compensation Committee and Nominations Committee. Each Board Committee consists entirely of independent and  non-employee directors.

Board Leadership Board’s Role in Risk Oversight

Our chairman of the board of director and chief executive officer is Mr. Li.  The majority of directors are independent and our Audit Committee, Compensation Committee and Nominating Committee are comprised entirely of independent directors.  Audit Committee is responsible for oversight of risks relating to our accounting matters, financial reporting and legal and regulatory compliance. To satisfy these oversight responsibilities, the Audit Committee meets regularly with management, our internal auditor and independent registered public accounting firm. The Compensation Committee is responsible for overseeing risks relating to employment policies and our policies on structuring compensation programs. To satisfy these oversight responsibilities, the Compensation Committee meets regularly with management to understand the implications of compensation decisions, and particularly risks our compensation policies pose to our finances, human resources and stockholders.

Audit Committee

Our board of directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which currently consists of the following independent directors: Messrs. Shao, Sun and Wu.  The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the function of the Audit Committee includes retaining our independent auditors, reviewing their independence standards, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.

Audit Committee Financial Expert

In April, 2010, Mr. Xiaoheng Shao was appointed as the chairman of audit committee of our board of directors. Mr. Shao currently serves as chairman of audit committee as an audit committee expert of a number of NYSE or NASDAQ listed companies. He also have 10 years experience working with Deloitte Touche Tohmatsu CPA Ltd. Mr. Shao received his master’s degree in health care administration from the University of California at Los Angeles in 1988 and his bachelor’s degree in art from East China Normal University in 1982.  Mr. Shao is a member of the American Institute of Certified Public Accountants. Mr. Shao’s extensive finance, industry, and executive experience provides our Board with a valuable resource in understanding company operations and evaluating strategic opportunities.

Other Board Committees

Our board of directors has two additional board committees: the Compensation Committee and the Nominations Committee. The members of our Compensation Committee and Nominations Committee are comprised of the following independent directors: Messrs. Sun, Wu and Shao.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We have adopted a Code of Ethics.  It is available on our website, located at http://www.renhuang.com

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

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended October 31, 2010, all of our directors and executive officers complied with Section 16(a) filing requirements except for late Form 3 filings by, Mr. Xiaoheng Shao and Ms. Yan Yi Chen.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events described in Rule 401(f) of Regulation S-K in the last 10 years.

Item 11. Executive Compensation

Summary Compensation Table

Our Compensation Committee, which currently consists of Messrs. Shaoming Li and Bingchun Wu, assists our board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  With the responsibility of establishing, implementing and monitoring our executive compensation program philosophy and practices, our Compensation Committee seeks to ensure that the total compensation paid to our directors and executive officers is fair and competitive.

           The following table sets forth information for the fiscal years ended October 31, 2010 and 2009, regarding all forms of compensation received by all persons who served as our Principal Executive Officer, and Principal Financial Officer during the fiscal year ended October 31, 2010.   We did not have any executive officer who received more than $100,000 for services during the fiscal year ended October 31, 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)		(g)	(h)

Shaoming Li, Chairman of Board of Directors, Chief Executive Officer, and President	2010	$31,250	$-0-	$-0-	$-0-		$-0-	$31,250
	2009	$31,250	$-0-	$-0-	$-0-		$-0-	$31,250

Xiaoying Lu, Former Interim Chief Financial Officer(2)	2010	$7,051	$-0-	$-0-	$-0-		$-0-	$7,051
	2009	$7,051	$-0-	$-0-	$-0-		$-0-	$7,051

Yan Yi Chen, Former Interim Chief Financial Officer(3)	2010	$33,590	$-0-	$-0-	$-0-	(4)	$-0-	$32,242
	2009	$-	$-	$-	$-		$-	$-

Wang Zuoliang Former Interim Chief Financial Officer(5)	2010	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500
	2009	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500

Jiang He, Secretary	2010	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500
	2009	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500

(1) Reflects the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718 – Stock    Compensation.
(2) Ms. Lu was appointed to the position of interim Chief Financial Officer effective August 20, 2010. Before the appointment, Ms Lu was served as our accounting manager.
(3) Ms. Chen resigned as interim chief financial officer on August 19, 2010.

(4) On January 13, 2010, Ms. Chen was granted an option to purchase 50,000 shares of our common stock at $1.00 per share.  The option becomes exercisable on January 13, 2013. The Options was cancelled on August 8, 2010, as Ms Chen resigned for personal reasons.
(5) Mr. Wang resigned as interim chief financial officer on January 13, 2010.

Employment Agreements with Executive Officers

On January 13, 2010, we entered into an employee agreement with Ms. Chen, who became our chief financial officer on that date.  The agreement had a three-year term and provided that Ms. Chen would receive a base salary of approximately $58,700, and would be entitled to receive an option grant to purchase 50,000 shares of our common stock, at an exercise price of $1.00 per share, and valid for 3 years since the date of grant, on the commencement date and on the first and second anniversary under the 2007 Non-Qualified Company Stock Grant and Option Plan thereafter (for a total of 150,000 shares).  The option is subject to a one year vesting schedule starting from each grant date.  Ms. Chen was also eligible to receive discretionary bonuses at times and in amounts determined by our Compensation Committee and certain other benefits available to executive officers.  Ms. Chen resigned on August 19, 2010. As a result, the options issued to Ms. Chen were cancelled.

On December 14, 2010, we entered into the CFO Appointment Agreement with Mr. Weiqiu Dong, who became our chief financial officer on that date. The agreement provides that Mr. Dong will receive an annual base salary of RMB 600,000 per year.  In accordance with the appointment, Mr. Dong received, on December 16, 2010, an option to purchase 200,000 shares of the Company's common stock under our 2003 Omnibus Plan.  The option has a three (3) year term and vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant, conditioned upon continued employment on such date. The exercise price of the option grant is $2.12, the closing price on the date of the grant. Fair market value of the option granted was $259,251. Please refer to NOTE 20, SUBSEQUENT EVENT for valuation details.

We have no other employment agreements with our executive officers.  Our chairman, chief executive officer and president, Mr. Li receives $31,250 in annual salary and is reimbursed for out of pocket expenses. Our secretary, Mr. He receives $4,500 in annual salary and is reimbursed for out of pocket expenses.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.  Certain employees of our subsidiary, including Mr. Shaoming Li, our Chairman, Chief Executive Officer, and President, receive pension and healthcare benefits through plans offered by such subsidiary, as required by local Chinese laws.

2007 Non-Qualified Company Stock Grant and Option Plan and 2003 Omnibus Securities Plan

On March 19, 2007, our board of directors approved the 2007 Non-Qualified Company Stock Grant and Option Plan (the “2007 Plan”).  The 2007 Plan is intended to serve as an incentive and to encourage stock ownership by our directors, officers, and employees, and certain persons rendering service to us, so that such persons may acquire or increase their proprietary interest in our success, and to encourage them to remain in our service.  Under the 2007 Plan, up to 200,000 shares of our common stock may be subject to options.

On February 28, 2003, our board of directors approved our 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003.  The 2003 Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees.  The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock.  On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on April 30, of the immediately preceding year.  As of April 30, 2010, the number of shares of common stock outstanding was 37,239,536 making 3,723,954 shares of common stock subject to the 2003 Plan.

Outstanding Equity Awards at October 31, 2010

On January 13, 2010, 70,000 option was granted to Ms. Yan Yi Chen. On August 19, 2010, this option was forfeited since Ms. Chen resigned for her personal reasons. As of October 31, 2010, no equity awards that issued to any executive officers were outstanding.

Compensation of Directors

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended October 31, 2010.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)(1)	(c)(2)	(d)(2)		(e)	(f)	(g)

Xiaoheng Shao	19,500	-0-	70,000	(3)	-0-	-0-	-0-	-0-

Bingchun Wu	2,703	-0-	-0-		-0-	-0-	-0-	-0-

Changxiong Sun	2,703	-0-	-0-		-0-	-0-	-0-	-0-

Dianjun Pi	-0-	-0-	-0-		-0-	-0-	-0-	-0-

(1)  The dollar value reflected is based on a conversion ratio of 1 RMB to every 0.1502 US dollars as of December 1, 2010.
(2)  Reflects the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718 – Stock    Compensation.
(3)  We entered into a independent director agreement with Mr. Shao dated April 13, 2010, pursuant to which we granted Mr. Shao an option to purchase a total amount of 70,000 shares of our common stock under the 2003 Plan at a purchase price of $2.57 per share.  The option will vest on a quarterly basis such that, for the first 11 quarter anniversaries, Mr. Shao will be entitled to purchase 5,833 shares of our common stock and, for the 12th quarter anniversary of the grant, he will be entitled to purchase 5,837 shares of our common stock.  As of October 31, 2010, Mr. Shao was entitled to purchase 17,499 shares of our common stock under the option.  Note that, the dollar amount disclosed in this table relates to a different number of acquirable shares than that in the beneficial ownership table below since the beneficial ownership table reflects that number of shares which are acquirable within 60 days of October 31, 2010.  Accordingly, for purposes of the beneficial ownership table, the 5,833 shares that become acquirable on December 13, 2010 are reflected.

Independent Director Agreements

We currently have agreements with our independent directors.

On April 19, 2010, we entered into an independent director agreement with Mr. Wu, who became a director on April 20, 2010.  The agreement provides that Mr. Wu will receive a base salary of approximately RMB 3,000 per month for board meeting attendance as well as expense reimbursement. The Agreement expires on the earlier of (i) the date Mr. Wu ceases to be a member of the board, or (ii) the date of termination of the Agreement.

On April 19, 2010, we entered into an independent director agreement with Mr. Sun, who became a director on April 20, 2010.  The agreement provides that Mr. Sun will receive a base salary of approximately RMB 3,000 per month for board meeting attendance as well as expense reimbursement. The Agreement expires on the earlier of (i) the date Mr. Sun ceases to be a member of the board, or (ii) the date of termination of the Agreement.

On April 13, 2010, we entered into an independent director agreement with Mr. Shao, who became a director on April 15, 2010.  The agreement provides that Mr. Shao, the Chair of our Audit Committee, will receive a base salary of approximately $3,000 per month for board meeting attendance as well as expense reimbursement.  Additionally, Mr. Shao was granted an option to purchase up to 70,000 shares of our common stock under the 2003 Plan, at an exercise price of $2.57 per share.  The option will vest on a quarterly basis such that Mr. Shao will be entitled to purchase 5,833 shares of our common stock on the first 11 quarter anniversaries of the grant date (April 15, 2010) and 5,837 shares of our common stock on the twelfth quarter anniversary of the grant date.  The option has a term of 3 years, starting from the date of grant. The Agreement expires on the earlier of (i) the date Mr. Shao ceases to be a member of the board, or (ii) the date of termination of the Agreement.

There is currently no agreement with Mr. Li or Mr. Pi for compensation.  Mr. Li and Mr. Pi are entitled to reimbursement for travel expenses.  We do not pay additional amounts for committee participation or special assignments of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2010, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as those acquirable pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of December 31, 2010 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding		Shares Underlying Convertible Securities (1)		Total	Percent (2)
Directors and Named Executive Officers(3)
Shaoming Li	17,850,000	(4)	0		17,850,000	47.9%
Weiqiu Dong	21,800		0		0	0.1%
Xiaoheng Shao	0		23,332	[5]	23,322	*
Bingchun Wu	0		0		0	*
Changxiong Sun	0		0		0	*
Dianjun Pi	3,195,450	(6)	0		3,195,450	8.5%
Jiang He	0		0		0	*
Directors and executive officers as group (7 persons)	21,067,250	(7)	23,332		21,090,572	56.6%

5% Beneficial Owners
Tuya Wulan – New BVI Co.(8) P.O. box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands	2,975,000		0		2,975,000	7.9%
Cheung Yunman – China Wealth Sources Co. (9) P.O. box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands	4,278,000		0		4,278,000	11.5%

*Individual owns less than 1% of our securities.

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes within 60 days.
(2)	Based on 37,239,536 shares of our common stock outstanding as of December 31, 2010.
(3)	The address for this beneficial owner is No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, China 150050.
(4)	Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li.
(5)
Includes 23,332 shares of Common stock which have vested as of December 31, 2010, with an exercise price of $2.57 per share,  in connection with option granted on April 2010  to purchase 70,000 shares of our common stock. The option vest on a quarterly basis such that Mr. Shao is entitled to purchase 5,833 shares of our common stock on the first 11 quarter anniversaries of the grant date and 5,837 shares of our common stock on the twelfth quarter anniversary of the grant date.

(6)	Includes 3,159,450 shares of Common Stock owned by Total Prosperity Company Ltd, an entity controlled by Mr. Dianjun Pi.
(7)
Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li, and 3,159,450 shares of Common Stock owned by Total Prosperity Company Ltd, an entity controlled by Mr. Dianjun Pi.

(8)	Includes 2,975,000 shares of Common Stock owned by New BVI Co., an entity controlled by Mr. Tuya Wulan.
(9)	Includes 4,278,000 shares of Common Stock owned by New China Wealth Sources Co., an entity controlled by Mr. Cheung Yunman.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides aggregate information as of October 31, 2010 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.  As of October 31, 2010, no shares of our common stock have been reserved for issuance under either the 2003 Omnibus Securities Plan nor 2007 Non-Qualified Company Stock Grant and Option Plan.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	120,000	$1.91	3,389,678
Equity compensation plans not approved by security holders	0	$0.00	200,000
Total	120,000	$0.00	3,589,678

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons:

Mr. Shaoming Li, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Stock Co.  We lease property and a plant from Stock Co.  Our rental expenses for this lease during the years ended October 31, 2010 and 2009 amounted to $367,224 and $615,594, respectively.

During the years ended October 31, 2010 and 2009, we sold goods in the amount of $0 and $430,889, respectively, to Heilongjiang Renhuang Pharmaceutical Limited, a company in which Mr. Li is a major shareholder.

On October 12, 2009, we through our  wholly own subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,472,000.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co., in October 2009 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $8,417,726 is due by December 31, 2011, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as at October 31, 2010.

On September 1, 2009, we through our wholly-owned subsidiary, Renhuang China, entered into a Purchase Agreement with Stock Co., to acquire two production patents, for a total consideration of $2,347,200.  Pursuant to the Purchase Agreement, a payment of $1,467,000 was made to Stock Co., in October 2009 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $880,200 is due by December 31, 2010, at which time title for the assets will be transferred. In August, 2010, final payment was made to Stock Co. and the tile of the patent was transferred at the same month.

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,750,263.  Pursuant to the Purchase Agreement, a payment of $4,025,184 was made in April 2010 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,725,079 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2010.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. As such transactions required the approval of our Audit Committee, the above related party transactions during fiscal years ended October 31, 2010 and 2009 were reviewed, approved or ratified by our Audit Committee.

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

Audit Fees

During the year ended October 31, 2010 and October 31, 2009, W&M’s fees were approximately $195,000 and $0, respectively.  The fees were for professional services for the audit of our financial statements and review of financial statements included in our Forms 10-K and 10-Q’s, as applicable.

Audit-Related Fees

During the years ended October 31, 2010 and 2009, there were no fees relating to the performance of any other audit or review of our financial statements by W&M.

Tax Fees

During the years ended October 31, 2010 and 2009, there were no fees relating to professional tax services by W&M.

All Other Fees

During the years ended October 31, 2010 and 2009, there were no other fees relating to services provided by W&M.

The above-mentioned fees are set forth as follows in tabular form:

	2010	2009
Total Audit Fees	$195,000	$127,500
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	-0- -	-0--

All services and fees described above for the years ended October 31, 2010 and October 31, 2009 were approved by either the entire board of directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

Exhibits
The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Second Restated Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceuticals Inc.*
10.1	2007 Non-Qualified Company Stock Grant and Option Plan(3)
10.2	2003 Omnibus Securities Plan (4)
Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009(5)
10.3	Employment Agreements with Weiqiu Dong*
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009(6)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009(6)
10.6	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010(7)
10.7	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(7)
10.8	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(7)
10.9	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(7)
10.10	Exclusive Purchase Agreement, with Yichun Red Star Forest Bureau, of Acanthopanax Resources(8)
21.1	Subsidiaries of the registrant(2)
23.2	Consent Of Windes & McClaughry Accountancy Corporation*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 2, 2007.
(4)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(5)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(6)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(7)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(8)	Incorporated by reference from Form 8-K filed with the SEC on July 14, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: January 24, 2011	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Shaoming Li
Shaoming Li, Chief Executive Officer and President
(Principal Executive Officer)

Date: January 24, 2011	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: January 24, 2011	/s/ Shaoming Li
Shaoming Li,
Chief Executive Officer, President, Chairman of the Board

Date: January 24, 2011	/s/ Xiaoheng Shao
Xiaoheng Shao, Director

Date: January 24, 2011	/s/ Changxiong Sun
Changxiong Sun, Director

Date: January 24, 2011	/s/ Bingchun Wu
Bingchun Wu, Director

Date: January 24, 2011	/s/ Dianjun Pi
Dianjun Pi, Director

Date: January 24, 2011	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Botanic Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheets of China Botanic Pharmaceutical Inc. as of October 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2010. China Botanic Pharmaceutical Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Botanic Pharmaceutical Inc. as of October 31, 2010 and 2009, and the results of their operations and their cash flows for the years in the two-year period  ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry Accountancy Corporation

Long Beach, California
January 24, 2011

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS

		As of October 31,
	Note	2010	2009
ASSETS
Current assets:
Cash and cash equivalents		$27,826,142	$8,111,514
Trade receivables, net	5	19,814,438	23,203,410
Due from related parties	10	28,877	130,199
Inventory, net	7	2,645,616	3,024,016
Prepayments		-	89,281
Other receivables, net	6	200,994	102,613
Total current assets		50,516,067	34,661,033

Property and equipment, net	8	2,069,460	2,352,163
Intangible assets , net	9	1,953,617
Deposits for properties	10, 11	18,605,935	16,137,000

Total assets		$73,145,079	$53,150,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$333,555	$369,329
Value added tax payable		1,064,066	1,186,642
Accrued employee benefits	14	1,645,192	1,136,267
Warrant liabilities	15	342,770	-
Total liabilities		$3,385,583	$2,692,238

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of October 31, 2010 and 2009)	16	-	-
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of October 31, 2010 and 2009, respectively)	16	37,240	37,240
Additional paid-in capital		7,627,987	7,596,525
Common stock warrants	17	496,732	496,732
Reserves	18	3,372,697	3,372,697
Accumulated other comprehensive income		4,768,793	3,367,659
Retained earnings		53,456,047	35,587,105
Total shareholders’ equity		69,759,496	50,457,958

Total liabilities and shareholders’ equity		$73,145,079	$53,150,196

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the year ended October 31,
	Note	2010	2009
		US$	US$
Sales, net		$55,183,941	$43,411,562

Cost of goods sold		25,765,835	20,311,410

Gross profit		29,418,106	23,100,152

Operating and administrative expenses:
Sales and distribution		4,966,062	3,649,820
General and administrative		3,614,809	2,117,114
Research and development		3,042,815	2,529,085
Total operating expenses		11,623,686	8,296,019

Income from operations		17,794,420	14,804,133

Other income:
Interest income		74,522	42,724
Income from operations before income tax expenses		17,868,942	14,846,857

Income tax expenses	12	-	-
Net income		$17,868,942	$14,846,857

Other comprehensive income:
Cumulative currency translation adjustments		1,401,134	66,345
Total comprehensive income		19,270,076	14,913,202

Earnings per common stock- Basic	13	$0.48	$0.41
Earnings per common stock – Diluted		$0.44	$0.41

Weighted average common stock outstanding	13
Basic		37,239,536	36,088,853
Diluted		40,174,637	36,088,853

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock					Accumulated
	($0.001 par value)		Additional	Common		Other		Total
	Number of	Par	Paid-in	Stock		Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of October 31, 2008 (Restated)	35,096,680	35,097	6,595,400	-	2,867,674	3,301,314	21,245,271	34,044,756
Common stock issued	2,142,856	2,143	1,001,125	-	-	-	-	1,003,268
Warrants issued	-	-	-	496,732	-	-	-	496,732
Net income	-	-	-	-	-	-	14,846,857	14,846,857
Appropriation to statutory reserves	-	-	-	-	505,023	-	(505,023)	-
Currency translation adjustments	-	-	-	-	-	66,345	-	66,345
Balance as of October 31, 2009	37,239,536	37,240	7,596,525	496,732	3,372,697	3,367,659	35,587,105	50,457,958
Net income	-	-	-	-	-	-	17,868,942	17,868,942
Appropriation to statutory reserves	-	-	-	-	-	-	-	-
Option Granted			31,462					31,462
Currency translation adjustments	-	-	-	-	-	1,401,134	-	1,401,134
Balance as of October 31, 2010	37,239,536	37,240	7,627,987	496,732	3,372,697	4,768,793	53,456,047	69,759,496

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net income	17,868,942	14,846,857
Adjustments to reconcile net income to operating activities:
Depreciation	363,567	356,440
Amortization	435,653	-
Warrants issued for service	342,770	-
Option granted to directors	31,462	-
Forgiven rent	367,224	-
Changes in assets and liabilities:
Increase in trade receivables	3,814,889	(2,328,833)
Decrease in due from related parties	(28,300)	(275,476)
Decrease (Increase) in inventory, net	423,480	(394,750)
Decrease (Increase) in prepayments	89,397	(55,491)
Decrease in other receivables, net	(94,232)	31,180
Increase in accounts payable	(44,546)	174,979
Increase in value added tax payable	(145,371)	491,666
Increase in accrued employee benefits	442,040	414,433
(Decrease) increase in other payable	(31,413)	(193,472)
Net cash provided by (used in) operating activities	23,835,562	13,067,533

Cash flows from investing activities:
Deposits for land use right and properties	(3,944,749)	(14,670,000)
Deposits for patents	(717,926)	(1,467,000)
Purchase of property and equipment	(36,473)	(84,371)
Net cash used in investing activities	(4,699,148)	(16,221,371)

Cash flows from financing activities:
Proceeds from share issues	-	1,500,000
Net cash provided by financing activities	-	1,500,000

Effect of exchange rate changes on cash	578,214	17,659

Net decrease in cash and cash equivalents	19,714,628	(1,636,179)
Cash and cash equivalents, beginning of year	8,111,514	9,747,693
Cash and cash equivalents, end of year	27,826,142	8,111,514

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-	-
Interest paid during the year	-	-

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of China Botanic Pharmaceuticals, Inc. (“CBP”) and its subsidiaries.  CBP and its subsidiaries are collectively referred to as the “Company.”

CBP was incorporated in the State of Nevada on August 18, 1988, originally under the corporate name of Solutions, Incorporated.  It was inactive until August 16, 1996, when it changed its corporate name to Suarro Communications, Inc, and engaged in the business of providing internet based business services.  This line of business was discontinued in 2006, and CBP became a non-operating public company.  CBP underwent a number of corporate name changes as follows:

June 1997	ComTech Consolidation Group, Inc
February 1999	E-Net Corporation
May 1999	E-Net Financial Corporation
January 2000	E-Net.Com Corporation
February 2000	E-Net Financial.Com Corporation
January 2002	Anza Capital, Inc (“Anza”)
June 2006	Renhuang Pharmaceuticals, Inc.
October 2010	China Botanic Pharmaceutical Inc.

Effective August 28, 2006, CBP completed the acquisition of 100% ownership of Harbin Renhuang Pharmaceutical Company Limited, a company incorporated in the British Virgin Islands.  As a result, Harbin Renhuang Pharmaceutical Company Limited became a wholly owned subsidiary of CBP

Harbin Renhuang Pharmaceutical Company Limited owns 100% of the registered capital of Harbin Renhuang Pharmaceutical Co. Ltd (“CBP China”).

The core activities of subsidiaries included in the consolidated financial statements are as follow:
•	Harbin Renhuang Pharmaceutical Company Limited – Investment holding.
•	CBP China – Development, manufacturing and distribution of pharmaceutical products.

CBP China’s principal country of operations is the People’s Republic of China (the “PRC”) and maintains their accounting records in Renminbi (“RMB”).  Substantially all of the Company’s assets and operation are located in the PRC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of financial statements

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company operates in one operating segment in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting.” Our CEO has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

b.	Principles of consolidation

The consolidated financial statements include the financial statements of CBP and its subsidiaries.

All inter-company transactions and balances have been eliminated in consolidation.

Effective beginning third quarter 2009, the FASB Topic 810, “Consolidation Topic,” revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at October 31, 2010, this change did not have an impact on the Company’s condensed consolidated financial statements.

c.	Use of estimates

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

d.	Foreign currency translation

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

As of October 31, 2010 and 2009, the exchange rate was RMB 6.67 and RMB 6.82, respectively. Translation adjustments totaled $1,401,134 and $66,345 for the year ended October 31, 2010 and 2009, respectively.

e.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have original maturities less than three months.  There are no restriction to cash at October 31, 2010 and 2009.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the years ended October 31, 2010 and 2009.  The Company does not have any off-balance sheet credit exposure related to its customers.

g.	Inventory, net

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

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the years ended October 31, 2010 and 2009.

h.	Property and equipment, net

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives for significant property, plant and equipment categories are as follows:

Machinery and equipment	10 years
Office equipment and furnishings	5-10 years
Motor vehicles	5-10 years

i.	Intangible assets, net

Intangible assets consist of purchased patents. Intangible assets are carried at cost less accumulated amortization and any impairment. Intangible assets with a finite useful life are amortized using the straight-line method over valid periods varied from 10 to 20 years, which is the estimated economic life of the intangible assets.

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” FASB Topic ASC 360, “Intangibles – Goodwill and Others,” and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the years ended October 31, 2010 and 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of October 31, 2010 and 2009 the carrying value of cash, trade receivables, other receivables, accounts payable, approximated their fair value. All derivatives are recorded at fair value evaluated based on Black-Scholes option model.

l.	Fair value measurements

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

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments).

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

m.	Revenue recognition

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2010, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB Topic ASC 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of October 31, 2010 and, 2009, the Company has accrued $2,141,055 and $3,020,898, respectively, for sales rebates, which offset the balance of account receivables.  For the years ended October 31, 2010 and 2009, the Company has deducted sales rebates in the amount of $7,516,231 and $8,848,658, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

n.	Sales returns and allowances

The Company does not allow return of products except for products that were damaged during shipment. The total amount of returned product is less than 0.05% of total sales. The cost of damaged products is netted against sales and cost of goods sold, respectively.

o.	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.

p.	Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses are expensed as incurred and amounted to $4,803,286 and $3,590,965 during the years ended October 31, 2010 and 2009 respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses r by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $3,042,815 and $2,529,085 during the years ended October 31, 2010 and 2009 respectively.

r.	Employee benefit costs

According to the PRC regulations on pension, a company contributes to a defined contribution retirement plan organized by municipal government in the province in which the CBP China was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees’ salaries above a fixed threshold amount, employees contribute 4% and the CBP China contributes the balance of 16%.

s.	Share-based compensation

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

t.	Taxation

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

CBP China secured preferential tax treatment in the jurisdiction where it conducts its manufacturing activity, where it was granted tax holiday from the local government, for being a new and high-technology enterprise.

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

A provision has not been made at October 31, 2010 for U.S. or additional foreign withholding taxes on approximately $53,456,047 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of October 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of October 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

u.	Comprehensive Income

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $19,270,076 and $14,913,202 for the years ended October 31, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $1,401,134 and $66,345 as of October 31, 2010 and 2009 respectively.

v.	Earnings per share

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

w.	Warrants

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

In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is fair market value per Black-Scholes option model..

On May 15, 2010, we have issued warrants to purchase 1,071,428 shares of common stock to certain investors, associated with an offering of our common stock. The warrants were recognized at fair value and were recorded as equity..

On March 25, 2010, we issued warrants to a certain investor relation service provider. The warrants were recognized at fair value and were recorded as liability.

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

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In May, 2010, the FASB issued ASU 2010-19¸ "Foreign Currency" (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations, or cash flows of the Company.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $ 27,826,142 and $8,111,514, as of October 31, 2010 and 2009, respectively.  No cash balances were restricted as at October 31, 2010 and 2009.

As of October 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  Prior to deduction of sales rebates, one individual customer accounted for 11% of net revenues during the year ended October 31, 2010

The Company’s products are sold throughout the PRC. For years ended October 31, 2010 and 2009, Botanical anti-depression and nerve-regulation products accounted for 71.1% and 81.1%, respectively, of total sales.

(3) Foreign currency

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(4) Dividends

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in a subsidiary residing in the PRC.

(5) Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the years ended October 31, 2010 and 2009.

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

5.        TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets as at October 31, 2010 and 2009 were as follows:

	2010	2009
	US$	US$

Trade receivables	22,408,628	26,667,816
Less: Sales rebates	(2,141,055)	(3,020,898)
Less: Allowance for doubtful accounts	(453,135)	(443,508)
Trade receivables, net	19,814,438	23,203,410

6.           OTHER RECEIVABLES, NET

Other receivables are travel and business advances to employees. As of October 31, 2010 and 2009,amount included in the consolidated balance sheets as at October 31, 2010 and 2009 were as follows:

	2010	2009
	US$	US$

Other receivables	569,184	462,980
Less: Allowance for doubtful accounts	(368,190)	(360,367)
Other receivables, net	200,994	102,613

7.           INVENTORY, NET

The inventory amounts included in the consolidated balance sheets as of October 31, 2010 and, 2009 comprised of:

	2010	2009
	US$	US$

Raw materials	1,951,185	1,530,283
Work-in-progress	52,411	1,006,984
Finished goods	707,648	550,982
Less: Inventory reserves	(65,628)	(64,233)
Inventory, net	2,645,616	3,024,016

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.         PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as at October 31, 2010 and 2009 were as follows:

	2010	2009
	US$	US$

Machinery and equipment	3,545,146	3,435,421
Office equipment and furnishings	58,006	53,086
Motor vehicles	54,237	54,749
	3,657,389	3,543,256
Less: Accumulated depreciation	(1,587,929)	(1,191,093)
Net book value	2,069,460	2,352,163

Depreciation expense for the years ended October 31, 2010 and 2009 was $363,567 and $356,440, respectively, of which $374,973 and $341,429 were included as a component of cost of goods sold in the respective periods.

No assets were pledged for borrowings as at October 31, 2010 and 2009.

9.         INTANGIBLE ASSETS, NET
	2010	2009
	US$	US$

Intangible assets
Product patents	2,398,153	-
Less: Accumulated amortization	(444,536)	-
Intangible assets, net	1,953,617	-

10.       RELATED PARTY TRANSACTIONS

Due from related parties included in the condensed consolidated balance sheets as at October 31, 2010 and 2009 comprised of:

	2010	2009
	US$	US$
Due from related parties:
Advances (1)	28,877	130,199
Deposits (2)	18,605,935	16,137,000

Total	18,634,812	16,267,199

(1) Advances

Mr. Li Shaoming, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co”).

As of October 31, 2010, the Company has a net amount due from Mr. Li Shaoming of $28,877, which is advance for travelling and business.

As of October 31, 2009, the Company has a net amount due from Stock Co, of $130,199.  This amount consists of $539,130 of repair and maintenance work performed on property and plant leased from Stock Co and paid for on Stock Co’s behalf.  This is offset by $408,931 of professional fees in connection with the acquisition of Harbin Renhuang Pharmaceutical Company Limited in 2006, paid for by Stock Co on the Company’s behalf. As of October 31, 2010, the Company has no amount was due to or from Stock Co.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2) Deposits

On September 1, 2009, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Stock Co, to acquire two production patents, for a total consideration of $2,398,153.  Pursuant to the Purchase Agreement, a payment of $1,467,000 was made to Stock Co, in October 2009 and $1,467,000 was recorded as deposits on the consolidated balance sheet as at October 31, 2009.  In October 2010, the considerations for the patents are fully paid, and $2,398,153 was recognized as intangible assets. The intangible assets was recognized at historical value. For the year 2010, $435,653 was recognized as amortization expenses.

On October 12, 2009, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Stock Co, to acquire the land use right, property and plant, for a total consideration of $23,406,185.  Pursuant to the Purchase Agreement, a payment of $14,670,000 was made to Stock Co, in October 2009 and $14,988,459 and $14,670,000 was recorded as deposits on the consolidated balance sheet as at October 31, 2010 and 2009, respectively.  Pursuant to the Purchase Agreement, final payment of $8,417,726 is due by December 31, 2011, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2010.

(3) Related party transactions

The Company leases property and plant from Stock Co.  Rental expenses related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income during the years ended October 31, 2010 and 2009 amounted to $734,448 and $ 615,594, respectively. A noncash rental expenses of $367,224 was recognized to account for the rental exemption pursuant to the Purchase Agreement for the ended October 31, 2010, and the deposits for the property was reduced accordingly..

During the years ended October 31, 2010 and 2009, the Company sold goods at market price in the amount of $0 and $430,889, respectively, to Heilongjiang Renhuang Pharmaceutical Limited, a company where Mr. Li Shaoming is a major shareholder.

11.       DEPOSIT

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,750,263.  Pursuant to the Purchase Agreement, a payment of $4,025,184 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,725,079 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2010.

12.       INCOME TAXES

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at October 31, 2010, that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended October 31, 2010 and 2009:

	2010	2009
US statutory rates	34.00%	34.00%
Foreign tax rate difference	(9.0)%	(9.0)%
Income tax holiday	(25.0)%	(25.0)%
Tax per financial statements	0.00%	0.00%

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have tax holiday, the effects of the tax per share were as follows:

	Year ended October 31,
	2010	2009
	US$	US$

Tax savings	4,467,236	3,711,714
Benefit per share:
Basic	0.12	0.10
Diluted	0.11	0.10

Had the tax exemption not been in place for the years ended October 31, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	For the years ended October 31,
	2010	2009
	US$	US$

Net income before tax provision, as reported	17,868,942	14,846,857
Less Tax savings	(4,467,236)	(3,711,714)
Proforma Net income	13,401,706	11,135,143
Proforma Net income per share:
Basic	0.35	0.31
Diluted	0.33	0.31

13.       EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the year ended October 31, 2010:
Net income
Basic EPS income available to common shareholders	17,868,942	37,239,536	0.48
Effect of dilutive securities:
Warrants issued in certain offering	-	2,755,101	-
Warrants Liability		180,000
Options	-	-	-
Diluted EPS income available to common shareholders	17,868,942	40,174,637	0.44

For the year ended October 31, 2009:
Net income
Basic EPS income available to common shareholders	14,846,857	36,088,853	0.41
Effect of dilutive securities:
Warrants	-	-	-
Diluted EPS income available to common shareholders	14,846,857	36,088,853	0.41

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended October 31, 2010, all options and warrants were included the calculation of diluted earnings.

For the year ended October 31, 2009, there were no securities or other contracts to issue common stock that need to be considered in the diluted earnings per share calculation.

14.       EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $401,543 and $ 414,437 for the years ended October 31, 2010 and 2009, respectively.

15.       ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On March 25, 2010, the Company issued warrants (the “Warrants”) for 160,000 common shares to an investor relation service provider that have an exercise price of $2.00 per share and a contractual life of 3 years.  The terms of the Warrant agreement include the following factors that in accordance with FASB Topic ASC 815, requires that the Warrants be classified at their fair value to liabilities each reporting period.

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

•
The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants.  There were no dilutive events for the year ended October 31, 2010, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

At October 31, 2010, the fair value of the Company’s warrants liability was $342,770.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation was based on the assumptions noted in the following table.

Expected volatility	205.3%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.69%

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2010, the Company had no assets measured at fair value and the following liabilities measured at fair value:

	Fair value measurement
	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$
Warrants liability	-	342,770

16.      PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As at October 31, 2010 and 2009, there is no preferred stock outstanding.

Common Stock and Equity Transactions

On May 15, 2009, the Company issued an aggregate of 2,142,856 shares of the Company’s common stock and 1,071,428 warrants with an exercise price of $0.875 per share to Allied Merit International Investments, Inc. and Griffin Ventures Ltd. Total consideration of the issuance was $ 1,500,000.

The fair value of the warrants is estimated on the date of grant using the Black-Scholes option valuation model to be $496,732, The valuation was based on the assumptions noted in the following table.

Expected volatility	175.80%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.375%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the warrants at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to pay them in the future.  The market price volatility of our common stock was based on historical volatility since May 15, 2008.  Our methodology is consistent with prior period volatility assumptions.  The expected life of the warrants is based upon our anticipated expectations of exercise behavior since no options have been exercised in the past to provide relevant historical data.

17.      OPTION PLAN AND WARRANTS

 Share-based compensation amounted to $31,462 and $0 in the years ended October 31, 2010 and 2009, respectively.

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on October 31, of the immediately preceding year. As of October 31, 2010, the number of shares of common stock outstanding was 37,239,536 making 3,723,954 shares of common stock subject to the 2003 Plan.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis beginning three months from the date of grant, conditioned upon continued service on such quarterly dates, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $31,462 was recorded as compensation expense fot the year ended October 31, 2010.  The valuation was based on the assumptions noted in the following table.

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

On January 13, 2010, an option to purchase 50,000 shares was granted under the 2007 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $47,527.  The valuation was based on the assumptions noted in the following table. The options was forfeited at departure of the employee on August 6, 2010.

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Company’s option  plan as of October 31, 2010 and movement during the twelve months then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at November 1, 2009	-	-	-	-
Granted	120,000	1.92	63,000	2.35
Exercised	-	-	-	-
Forfeited or expired	(50,000)	0.99	(63,000)	2.21
Outstanding at October 31, 2010	120,000	2.57	-	2.45

A summary of the status of the Company’s non-vested options as of October 31, 2010 and movements during the nine months then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at November 1, 2009	-	-
Granted	70,000	1.91
Vested	-	-
Forfeited or expired	-	-
Non-vested at October 31, 2010	70,000	1.91

As of October 31, 2010, there was $139,935 of unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s option plan.  The cost is expected to be recognized over a period of 2.45 years.

(3)  Warrants

As of October 31, 2010, the Company has 1,231,428 warrants outstanding at an average exercise price of $1.25 per warrant for one share each of the Company’s common stock. The warrants expire in 2012 and 2013.

	Warrants	Average exercise Price
		US$
Outstanding warrants at November 1, 2009	1,071,428	0.88
Warrants granted	160,000	2.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at October 31, 2010	1,231,428	1.25

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the warrants outstanding at October 31, 2010 is summarized as below:

	Warrants outstanding at
	October 31, 2010
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Exercise Prices	Warrants	Contractual	Price
US$	Outstanding	Life (years)	US$

0.88	1,071,428
2.00	160,000
	1,231,428	1.65	1.02

18.      STATUTORY RESERVES

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

The reserve funds as of October 31, 2010 and October 31, 2009 were comprised of the following:

	2010	2009
	US$	US$

Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

19.      COMMITMENTS AND CONTINGENCIES

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Operating lease arrangements

The Company leases office premise from a third party, Heilongjiang Jiusanyouzhi Co., Ltd.  The lease is from May 1, 2007 to April 30, 2010, with monthly rental payment of $10,527. No payment is to be made in the future years.

The Company also leases property and plant from a related party, Harbin Renhuang Pharmaceutical Stock Co. Ltd.  The lease is from April 30, 2009 to May 1, 2010, with monthly rental payment of $51,411. No payment is to be made in the future years.

During the years ended October 31, 2010 and 2009, the Company incurred rental expenses in the amount of $367,224 and $750,219, respectively.

(2)  Capital commitments

On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $23,472,000. Pursuant to the purchase agreement, a payment of $14,670,000 was made to Stock Co. in October 2009, with a final payment of $8,802,000 due by December 31, 2011, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

Our PRC subsidiary entered into a Property Purchase Contract dated April 10, 2010 with Heilongjiang Yongtai Co, pursuant to which our PRC subs Our PRC subsidiary entered into a Property Purchase Contract dated April 10, 2010 with Heilongjiang Yongtai Co, pursuant to which our PRC subsidiary may purchase the 10th and 11th floors of the building located at No. 28, Changjiang St., Nangang District of Harbin Municipal. Our PRC subsidiary has paid the 1st installment of the total purchase price pursuant to such Property Purchase Contract and upon the full payment of the purchase price, Heilongjiang Yongtai Co. will transfer the ownership of such property to our PRC subsidiary.

Our PRC subsidiary may purchase the 10th and 11th floors of the building located at No. 28, Changjiang St., Nangang District of Harbin Municipal. Our PRC subsidiary has paid the 1st installment of the total purchase price pursuant to such Property Purchase Contract and upon the full payment of the purchase price, Heilongjiang Yongtai Co. will transfer the ownership of such property to our PRC subsidiary.

As of October 31, 2010, the Company has capital commitments for purchase of land use rights, property and equipment, office floors and production patents from related parties of approximately $10,718,154. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2010	$-
2011	-
2012	8,993,075
2013	1,725,079
2014	-
Thereafter	-
Total	$10,718,154

20.      SUBSEQUENT EVENT

On December 14, 2010, we appointed Mr. Weiqiu Dong as our chief financial officer. Base on the employment agreement, Mr. Dong will receive an annual base salary of approximately $88,134.  In accordance with the appointment, Mr. Dong received, on December 14, 2010, an option to purchase 200,000 shares of the Company's common stock under the 2003 Omnibus Plan. The option vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant. The Option is conditioned upon continued employment on such date, and has a contractual life of 3 years.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251. The valuation was based on the assumptions noted in the following table.

Expected volatility	96.46%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.06%

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

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	68,400
2012	89,205
2013	90,708
2014	10,938
Thereafter	-
Total	$259,251