Form 10-K/A
period 2010-10-31
China Botanic Pharmaceutical
filed 2011-03-10
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended October 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 24, 2011 (the “Original Filing”), for the purpose of correcting an error in the calculation of diluted earnings per share and to Note 12, Notes to the Consolidated Financial Statements, to correct an error in calculating the tax savings amount and the diluted per share calculations for the year ended October 31, 2010 included in Item 15 of Part IV, and correction certain information required by Item 11 of Part III of the Original Filing related to Compensation of Directors.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.  We are also making conforming changes to the Notes to the financial statements and the cover page and the Exhibit Index to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and all other Items of the Original Filing have been omitted from this Amendment.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to January 24, 2011.

TABEL OF CONTENTS

PART III
Item 11.	Executive Compensation	1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	3

PART III

Item 11. Executive Compensation

Compensation of Directors

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended October 31, 2010.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)(1)	(c)(2)	(d)(2)		(e)	(f)	(g)

Xiaoheng Shao	14,862	-0-	70,000	(3)	-0-	-0-	-0-	-0-

Bingchun Wu	2,703	-0-	-0-		-0-	-0-	-0-	-0-

Changxiong Sun	2,703	-0-	-0-		-0-	-0-	-0-	-0-

Dianjun Pi	-0-	-0-	-0-		-0-	-0-	-0-	-0-

(1)  The dollar value reflected is based on a conversion ratio of 1 RMB to every 0.1502 US dollars as of December 1, 2010.
(2)  Reflects the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718 – Stock    Compensation.
(3)  We entered into a independent director agreement with Mr. Shao dated April 13, 2010, pursuant to which we granted Mr. Shao an option to purchase a total amount of 70,000 shares of our common stock under the 2003 Plan at a purchase price of $2.57 per share.  The option will vest on a quarterly basis such that, for the first 11 quarter anniversaries, Mr. Shao will be entitled to purchase 5,833 shares of our common stock and, for the 12th quarter anniversary of the grant, he will be entitled to purchase 5,837 shares of our common stock.  As of October 31, 2010, Mr. Shao was entitled to purchase 17,499 shares of our common stock under the option grant.  Note that, the dollar amount disclosed in this table relates to a different number of acquirable shares than that in the beneficial ownership table below since the beneficial ownership table reflects that number of shares which are acquirable within 60 days of October 31, 2010.  Accordingly, for purposes of the beneficial ownership table, the 5,833 shares that become acquirable on December 13, 2010 are reflected.

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

On April 13, 2010, we entered into an independent director agreement with Mr. Shao, who became a director on April 15, 2010.  The agreement provides that Mr. Shao, the Chair of our Audit Committee, will receive a base salary of approximately $3,000 per month for board meeting attendance as well as expense reimbursement which is paid in Renminbi.  Additionally, Mr. Shao was granted an option to purchase up to 70,000 shares of our common stock under the 2003 Plan, at an exercise price of $2.57 per share.  The option will vest on a quarterly basis such that Mr. Shao will be entitled to purchase 5,833 shares of our common stock on the first 11 quarter anniversaries of the grant date (April 15, 2010) and 5,837 shares of our common stock on the twelfth quarter anniversary of the grant date.  The option has a term of 3 years, starting from the date of grant. The Agreement expires on the earlier of (i) the date Mr. Shao ceases to be a member of the board, or (ii) the date of termination of the Agreement.

There is currently no agreement with Mr. Li or Mr. Pi for compensation.  Mr. Li and Mr. Pi are entitled to reimbursement for travel expenses.  We do not pay additional amounts for committee participation or special assignments of the board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Amendment:

(a)           Financial Statements:

Exhibits
The following exhibits are filed as a part of this his Amendment:

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Second Restated Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceutical Inc. (3)
10.1	2007 Non-Qualified Company Stock Grant and Option Plan(4)
10.2	2003 Omnibus Securities Plan (5)
10.3	Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009(6)
10.4	Employment Agreements with Weiqiu Dong(3)
10.5	English translation of Purchase Agreement for Patents dated September 1, 2009(7)
10.6	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009(7)
10.7	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010(8)
10.8	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(8)
10.9	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(8)
10.10	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(8)
10.11	Exclusive Purchase Agreement, with Yichun Red Star Forest Bureau, of Acanthopanax Resources(9)
21.1	Subsidiaries of the registrant(2)
23.2	Consent Of Windes & McClaughry Accountancy Corporation*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(4)	Incorporated by reference from Form S-8 filed with the SEC on May 2, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.

(6)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(7)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(9)	Incorporated by reference from Form 8-K filed with the SEC on July 14, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2011	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Shaoming Li
Shaoming Li, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 10, 2011	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 10, 2011	/s/ Shaoming Li
Shaoming Li,
Chief Executive Officer, President, Chairman of the Board

Date: March 10, 2011	/s/ Xiaoheng Shao
Xiaoheng Shao, Director

Date: March 10, 2011	/s/ Changxiong Sun
Changxiong Sun, Director

Date: March 10, 2011	/s/ Bingchun Wu
Bingchun Wu, Director

Date: March 10, 2011	/s/ Dianjun Pi
Dianjun Pi, Director

Date: March 10, 2011	/s/ Weiqiu Dong
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

As discussed in Note 21 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct a misstatement.

/s/ Windes & McClaughry Accountancy Corporation
Windes & McClaughry Accountancy Corporation
Long Beach, California
March 8, 2011

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the year ended October 31*
	Note	2010	2009
		US$	US$

Sales, net		$55,183,941	$43,411,562

Cost of goods sold		25,765,835	20,311,410

Gross profit		29,418,106	23,100,152

Operating and administrative expenses:
Sales and distribution		4,966,062	3,649,820
General and administrative		3,614,809	2,117,114
Research and development		3,042,815	2,529,085
Total operating expenses		11,623,686	8,296,019

Income from operations		17,794,420	14,804,133

Other income:
Interest income		74,522	42,724
Income from operations before income tax expenses		17,868,942	14,846,857

Income tax expenses	12	-	-
Net income		$17,868,942	$14,846,857

Other comprehensive income:
Cumulative currency translation adjustments		1,401,134	66,345
Total comprehensive income		19,270,076	14,913,202

Earnings per common stock- Basic	13	$0.48	$0.41
Earnings per common stock – Diluted (Restated, see Note 21)		$0.47	$0.41

Weighted average common stock outstanding	13
Basic		37,239,536	36,088,853
Diluted (Restated, see Note 21)		37,778,028	36,088,853

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock					Accumulated
	($0.001 par value)		Additional	Common		Other		Total
	Number of	Par	Paid-in	Stock	Reserves	Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants		Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of October 31, 2008 (Restated)	35,096,680	35,097	6,595,400	-	2,867,674	3,301,314	21,245,271	34,044,756
Common stock issued	2,142,856	2,143	1,001,125	-	-	-	-	1,003,268
Warrants issued	-	-	-	496,732	-	-	-	496,732
Net income	-	-	-	-	-	-	14,846,857	14,846,857
Appropriation to statutory reserves	-	-	-	-	505,023	-	(505,023)	-
Currency translation adjustments	-	-	-	-	-	66,345	-	66,345
Balance as of October 31, 2009	37,239,536	37,240	7,596,525	496,732	3,372,697	3,367,659	35,587,105	50,457,958
Net income	-	-	-	-	-	-	17,868,942	17,868,942
Appropriation to statutory reserves	-	-	-	-	-	-	-	-
Option Granted			31,462					31,462
Currency translation adjustments	-	-	-	-	-	1,401,134	-	1,401,134
Balance as of October 31, 2010	37,239,536	37,240	7,627,987	496,732	3,372,697	4,768,793	53,456,047	69,759,496

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of China Botanic Pharmaceutical Inc. (“CBP”) and its subsidiaries.  CBP and its subsidiaries are collectively referred to as the “Company.”

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” FASB Topic ASC 360, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the years ended October 31, 2010 and 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

On May 15, 2009, we have issued warrants to purchase 1,071,428 shares of common stock to certain investors, associated with an offering of our common stock. The warrants were recognized at fair value and were recorded as equity..

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

6.        OTHER RECEIVABLES, NET

Other receivables are travel and business advances to employees. As of October 31, 2010 and 2009, amount included in the consolidated balance sheets as at October 31, 2010 and 2009 were as follows:

	2010	2009
	US$	US$

Other receivables	569,184	462,980
Less: Allowance for doubtful accounts	(368,190)	(360,367)
Other receivables, net	200,994	102,613

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

12.      INCOME TAXES (Restated, see Note 21)

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at October 31, 2010, that would, if recognized, affect the effective tax rate.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have tax holiday, the effects of the tax per share were as follows:

	Year ended October 31,
	2010	2009
	US$	US$

Tax savings	4,749,398	3,711,714
Benefit per share:
Basic	0.13	0.10
Diluted	0.13	0.10

Had the tax exemption not been in place for the years ended October 31, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	For the years ended October 31,
	2010	2009
	US$	US$

Net income before tax provision, as reported	17,868,942	14,846,857
Less Tax savings	(4,749,398)	(3,711,714)
Proforma Net income	13,119,544	11,135,143
Proforma Net income per share:
Basic	0.35	0.31
Diluted	0.35	0.31

13.      EARNINGS PER SHARE (Restated, see Note 21)

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is the revised EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the year ended October 31, 2010:
Net income
Basic EPS income available to common shareholders	17,868,942	37,239,536	0.48
Effect of dilutive securities:
Warrants issued in certain offering	-	538,492	-
Warrants Liability		-
Options	-	-	-
Diluted EPS income available to common shareholders	17,868,942	37,778,028	0.47

For the year ended October 31, 2009:
Net income
Basic EPS income available to common shareholders	14,846,857	36,088,853	0.41
Effect of dilutive securities:
Warrants	-	-	-
Diluted EPS income available to common shareholders	14,846,857	36,088,853	0.41

For the year ended October 31, 2010, warrants of 160,000 shares and option of 70,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

For the year ended October 31, 2009, warrants of 1,071,428 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock

14.     EMPLOYEE BENEFITS

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis beginning three months from the date of grant, conditioned upon continued service on such quarterly dates, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $31,462 was recorded as compensation expense for the year ended October 31, 2010.  The valuation was based on the assumptions noted in the following table.

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Company’s option  plan as of October 31, 2010 and movement during the twelve months then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at November 1, 2009	-	-	-	-
Granted	120,000	1.92	63,000	2.35
Exercised	-	-	-	-
Forfeited or expired	(50,000)	1.00	(63,000)	2.21
Outstanding at October 31, 2010	70,000	2.57	-	2.45

A summary of the status of the Company’s non-vested options as of October 31, 2010 and movements during the nine months then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at November 1, 2009	-	-
Granted	70,000	1.91
Vested	-	-
Forfeited or expired	-	-
Non-vested at October 31, 2010	70,000	1.91

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
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

21.      Restatement

On February 3, 2011, the Company concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2010 should not be relied upon due to an error in calculating the weighted average common stock outstanding on a diluted basis as of October 31, 2010 which affected the calculation of the diluted earnings per share. The Company’s management has determined that as a result of such error, its reported diluted earnings per share was understated by $0.03 for the year ended October 31, 2010. The diluted earnings per share for year ended October 31, 2010 should have been $0.47 based on the weighted average common stock outstanding on a diluted basis of 37,778,028.

As a result of the above, the Company has restated its previously issued consolidated financial statements for the year ended October 31, 2010 to correct the error noted above and file an amendment to the Company’s Form 10-K for the year ended October 31, 2010 with the Securities and Exchange Commission.  Accordingly, the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2010 have been retroactively adjusted as summarized below:

	As Reported 10/31/2010	Corrected 10/31/2010	Difference

Net Income	$17,868,942	$17,868,942	-
Weighted average common stock outstanding – Diluted	40,174,637	37,778,028	2,396,609
Earnings per common stock – Diluted	$0.44	$0.47	$0.03

In addition, the error in calculating the weighted average common stock outstanding on a diluted basis as of October 31, 2010 also impacted Note 12, Notes to the Consolidated Financial Statements, in connection with the income tax.  Upon our review of Note 12, the Company noticed and corrected an error in the tax savings calculations for the year ended October 31, 2010.  Accordingly the effects of the tax per share if the Company did not have the tax holiday were corrected as follows:

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As Reported 10/31/2010	Corrected 10/31/2010	Difference

Tax Savings	$4,467,236	$4,749,398	$282,162
Benefit per share:
Basic	$0.13	$0.13	$-
Diluted	$0.12	$0.13	$0.01

The estimated impact on the Company’s proforma financial statements if the tax exemption had not been in place for year ended October 31, 2010 is corrected as follows:

	As Reported 10/31/2010	Corrected 10/31/2010	Difference

Net income before tax provision, as reported	$17,868,942	$17,868,942	$-
Benefit per share:	$4,467,236	$4,749,398	$282,162
Proforma Net income	$13,401,706	$13,119,544	$282,162
Proforma Net income per share:
Basic	$0.35	$0.35	$-
Diluted	$0.33	$0.35	$0.02