Form 10-Q
period 2011-01-31
China Botanic Pharmaceutical
filed 2011-03-17
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
☐ Yes   ☒ No
 As of February 24, 2011, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I

Item 1.  Financial Statements.

CHINA BOTANIC PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	January 31,2011	October 31,2010
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$12,384,621	$27,826,142
Trade receivables, net	5	26,092,584	19,814,438
Due from related parties	11	56,424	28,877
Inventory, net	7	7,425,234	2,645,616
Other receivables, net	6	459,961	200,994
Total current assets		$46,418,824	$50,516,067

Property and equipment, net	8	1,998,403	2,069,460
Intangible Assets	9	1,935,435	1,953,617
Construction in progress	10	1,867,392
Deposits for properties	11,12	33,701,821	18,605,935

Total assets		$85,921,875	$73,145,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		486,287	333,555
Tax payable		2,073,744	1,064,066
Accrued employee benefits	15	1,808,409	1,645,192
Warrant Liabilities	16	155,428	342,770
Total liabilities		$4,523,868	$3,385,583

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of October 31, 2009 and 2008)	17
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of October 31, 2009 and 2008, respectively)	17	37,240	37,240
Additional paid-in capital		7,653,782	7,627,987
Common stock warrants	18	496,732	496,732
Reserves	19	3,372,697	3,372,697
Accumulated other comprehensive income		5,433,214	4,768,793
Retained earnings		64,404,342	53,456,047
Total shareholders’ equity		81,398,007	69,759,496

Total liabilities and shareholders’ equity		$85,921,875	$73,145,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months ended January 31,
	Note	2011	2010
		(Unaudited)	(Unaudited)
Sales, net		$22,625,060	$17,132,614

Cost of goods sold		8,807,787	7,652,638

Gross profit		13,817,273	9,479,976

Operating and administrative expenses:
Sales and distribution		1,329,179	1,138,981
General and administrative		659,882	816,969
Research and development		180,674	152,364
Total operating expenses		2,169,735	2,108,314

Income from operations		11,647,538	7,371,662

Other income:
Interest income		24,189	11,467
Other income net
Income before income tax expenses		11,671,727	7,383,129

Income tax expenses	13	723,432
Net income		$10,948,295	$7,383,129

Other comprehensive income:
Cumulative currency translation adjustments		664,421	2,515

Total comprehensive income		11,612,716	7,385,644

Earnings per common stock- Basic	14	$0.29	$0.20
Earnings per common stock - Diluted		$0.29	$0.20

Weighted average common stock outstanding	14
Basic		37,239,536	37,239,536
Diluted		37,895,878	37,293,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended January 31,
	2011	2010
	US$	US$
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	10,948,295	7,383,129
Adjustments to reconcile net income to operating activities:
Depreciation	94,091	90,599
Amortization	35,253
Warrants issued for service		2,344
Option granted to directors	25,796
Noncash rental expenses	188,202
remeasurement of warrants	(187,342)
Changes in assets and liabilities:
(Increase)Decrease in trade receivables	(6,077,469)	2,241,436
(Increase)Decrease in due from related parties	(27,177)	538,947
Increase in inventory, net	(4,736,029)	(290,982)
Decrease in prepayments		89,251
Increase in other receivables, net	(256,099)	(262,378)
Increasein accounts payable	149,153	121,241
Increase(Decrease) in tax payable	996,035	(428,884)
Increase in accrued employee benefits	148,081	104,966
Net cash provided by (used in) operating activities	1,300,790	9,589,669

Cash flows from investing activities:
Deposits for land use right and properties	(15,056,160)
Increase in construction in progress	(1,859,436)
Purchase of property and equipment	(5,171)
Net cash used in investing activities	(16,920,767)

Cash flows from financing activities:
Net cash provided by financing activities

Effect of exchange rate changes on cash	178,456	3,266

Net (decrease) increase in cash and cash equivalents	(15,441,521)	9,592,935
Cash and cash equivalents, beginning of year	27,826,142	8,111,514
Cash and cash equivalents, end of year	12,384,621	17,704,449

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes
Interest paid during the year

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

1.  ORGANIZATION AND NATURE OF OPERATION

The accompanying condensed consolidated financial statements include the financial statements of China Botanic Pharmaceutical Inc. (“CBP”) and its subsidiaries.  CBP and its subsidiaries are collectively referred to as the “Company.”

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

Harbin Renhuang Pharmaceutical Company Limited owns 100% of the registered capital of Harbin Renhuang Pharmaceutical Co. Ltd (“CBP China”).

The core activities of subsidiaries included in the condensed consolidated financial statements are as follow:

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended October 31, 2010 which are included in the Company’s Form 10-K/A for the year ended October 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of China Botanic Pharmaceutical Inc. and its subsidiaries as of January 31, 2011, and the results of their operations for the three months ended January 31, 2011 and 2010, and cash flows for the three months ended January 31, 2011 and 2010. The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

The condensed consolidated financial statements include the financial statements of CBP and its subsidiaries.

All inter-company transactions and balances have been eliminated in consolidation.

Effective beginning third quarter 2009, the FASB Topic 810, “Consolidation Topic,” revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that are not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at January 31, 2011, this change did not have an impact on the Company’s condensed consolidated financial statements.

c.	Use of estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

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

As of January 31, 2011 and October 31, 2010 , the exchange rate was RMB 6.61  and RMB 6.67 , respectively. Translation adjustments totaled $664,421 and $2,515 for the three months ended January 31, 2011 and 2010, respectively.

e.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have original maturities less than three months.  There were no restrictions to cash at January 31, 2011 and October 31, 2010.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the condensed consolidated financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the three months ended January 31, 2011 and 2010.  The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three months ended January 31, 2011 and 2010.

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

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” FASB Topic ASC 360, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three months ended January 31, 2011 and 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of January 31, 2011 and October 31, 2010 the carrying value of cash, trade receivables, other receivables, accounts payable, approximated their fair value. All derivatives are recorded at fair value evaluated based on Black-Scholes option model.

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

As of January 31, 2011, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB Topic ASC 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

The Company provided annual sales rebates to its distributors based upon sales volumes.  Sales rebates are recorded as a current liability at the time of the sale based upon the Company’s estimates of whether each customer would be entitled to rebates for the period.  At quarter end, the accrued rebate amount is adjusted to the actual amount earned and reclassified to trade receivables in accordance with legal right of offset.  Sales rebates were deducted from sales in the accompanying condensed consolidated statements of operations and comprehensive income.

As of January 31, 2011 and October 31, 2010, the Company has accrued $3,230,479 and $2,141,055, respectively, for sales rebates, which offset the balance of account receivables.  For the three months ended January 31, 2011 and 2010, the Company has deducted sales rebates in the amount of $3,431,869 and $2,402,954, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

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

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses are expensed as incurred and amounted to $1,264,717 and $1,099,875 during the three months ended January 31, 2011 and 2010, respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $180,674 and $152,364 during the three months ended January 31, 2011 and 2010 respectively.

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

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

t.	Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the three months at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

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

Before 2011, CBP China secured preferential tax treatment in the jurisdiction where it conducts its manufacturing activity, where it was granted tax holiday of 25% from the local government, for being a new and high-technology enterprise. Start from January 1, 2011, CBP China was granted 10% of tax exemption for the qualification of high/new technology enterprise and pays 15% enterprise income tax.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and noncurrent based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at January 31, 2011 for U.S. or additional foreign withholding taxes on approximately $64,404,342 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government in the PRC. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC officials.

The Company believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $11,612,716 and $7,385,644 for the three months ended January 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $664,421 and $2,515 for the three months ended January 31, 2011 and 2010 respectively.

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

In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is fair market value per Black-Scholes option model.

On May 15, 2009, we have issued warrants to purchase 1,071,428 shares of common stock to certain investors, associated with an offering of our common stock. The warrants were recognized at fair value and were recorded as equity.

On March 25, 2010, we issued 160,000 warrants to a certain investor relation service provider. The warrants were recognized at fair value and were recorded as liability.

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

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $ 12,384,621 and $27,826,142, as of January 31, 2011 and October 31, 2010, respectively.  No cash balances were restricted as at January 31, 2011 and October 31, 2010.

As of January 31, 2011 and October 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  No one individual customer accounted for over 10% of sales revenues during the three months ended January 31, 2011.

The Company’s products are sold throughout the PRC. For three months ended January 31, 2011 and 2010, Botanical anti-depression and nerve-regulation products accounted for 73% and 69%, respectively, of total sales.

(3) Foreign currency

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

(4) Dividends

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in a subsidiary residing in the PRC.

(5) Price control

The retail prices of certain pharmaceuticals sold in the PRC, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the three months ended January 31, 2011 and 2010.

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

5.	TRADE RECEIVABLES, NET

The trade receivables amount included in the condensed consolidated balance sheets as at January 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Trade receivables	29,780,193	22,408,628
Less: Sales rebates	(3,230,479)	(2,141,055)
Less: Allowance for doubtful accounts	(457,130)	(453,135)
Trade receivables, net	26,092,584	19,814,438

6.	OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as at January 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Other receivables	831,396	569,184
Less: Allowance for doubtful accounts	(371,435)	(368,190)
Other receivables, net	459,961	200,994

7.	INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as at January 31, 2011 and October 31, 2010 comprised of:

	2011	2010
	US$	US$

Raw materials	5,912,979	1,951,185
Work-in-progress	722,087	52,411
Finished goods	856,374	707,648
Less: Inventory reserves	(66,206)	(65,628)
Inventory, net	7,425,234	2,645,616

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of January 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Machinery and equipment	3,576,761	3,545,146
Office equipment and furnishings	63,347	58,006
Motor vehicles	54,716	54,237
	3,694,824	3,657,389
Less: Accumulated depreciation	(1,696,421)	(1,587,929)
Net book value	1,998,403	2,069,460

Depreciation expense for the three months ended January 31, 2011 and 2010 was $94,091 and $90,599, respectively, of which $89,969 and $86,787 were included as a component of cost of goods sold in the respective periods.  No assets were pledged for borrowings as at January 31, 2011 and October 31, 2010.

9.	INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization as of January 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Intangible assets
Product patents	2,419,294	2,398,153
Less: Accumulated amortization	(483,859)	(444,536)
Intangible assets, net	1,935,435	1,953,617

10.	CONSTRUCTION IN PROGRESS

Construction in progress as of January 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Ah City Natural and Biopharmaceutical plant phase 2	1,867,392	-

Total construction in progress	1,867,392	-

Plant and production lines currently under development at the Ah City Phase Two are accounted for as construction-in-progress. Construction-in-progress is recorded at historical cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of January 31, 2011, the Company has incurred a total of $1,867,392 of construction in progress.  The Ah City Phase Two is expected to complete in the end of 2012 and these amounts will be reclassed to buildings when it is ready to use.

11.	RELATED PARTY TRANSACTIONS

Due from related parties included in the condensed consolidated balance sheets as at January 31, 2011 and October 31, 2010 comprised of:

	2011	2010
	US$	US$
Due from related parties:
Advances (1)	56,424	28,877
Deposits (2)	22,080,861	18,605,935

Total	22,137,285	18,634,812

(1) Advances

Mr. Li Shaoming, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co”).

As of January 31, 2011 and October 31, 2010, the Company has a net amount due from Mr. Li Shaoming of $56,424 and $28,877 respectively, which is advance for travelling and business.

(2) Deposits

On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $23,472,000. Pursuant to the purchase agreement, a payment of $14,670,000 was made to Stock Co. in October 2009 and a payment of $ 7,560,293 was made to Stock Co. in January 2011, with a final payment of $1,512,059 due by December 31, 2011, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as of January 31, 2011.

(3) Rental Expenses

The Company leases property and plant from Stock Co.  Rental expenses related to this lease, incurred and expensed to the condensed consolidated statements of operations and comprehensive income during the three months ended January 31, 2010 amounted to $ 153,735. A noncash rental expense of $188,202 was recognized to account for the rental exemption pursuant to the Purchase Agreement for the three months ended January 31, 2011, and the deposits for the property was reduced accordingly.

12.	DEPOSIT

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,750,263.  Pursuant to the Purchase Agreement, a payment of $4,025,184 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,725,079 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as of January 31, 2011.

On January 11, 2011, the company through its wholly own subsidiary, CBP China, entered into an Exclusive Using Agreement of Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive using right of approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,560,293 was made to Forestry Bureau in January, 2011 and with a final payment of $7,560,293 due in 12 months from the Agreement been approved by local government for a total consideration of $15,120,586. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

13.	INCOME TAXES

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there is no unrecognized tax benefits included in the condensed consolidated balance sheet at January 31, 2011, that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended January 31, 2011 and 2010:

	2011	2010
US statutory rates	34.00%	34.00%
Foreign tax rate difference	(9.0)%	(9.0)%
Income tax holiday	(10.0)%	(25.0)%
Tax per financial statements	15.00%	0.00%

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the three months at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have any tax exemption, the effects of the tax per share were as follows:

	Three months ended January 31,
	2011	2010
	US$	US$
Tax savings	1,000,000	1,845,782
Benefit per share:
Basic	0.03	0.05
Diluted	0.03	0.05

Had the tax exemption not been in place for the three months ended January 31, 2011 and 2010, the Company estimates the following proforma financial statement impact:

	Three months ended January 31,
	2011	2010
	US$	US$
Net income before tax provision, as reported	10,948,295	7,383,129
Less Tax savings	(1,000,000)	(1,845,782)
Proforma Net income	9,948,295	5,537,347
Proforma Net income per share:
Basic	0.27	0.15
Diluted	0.26	0.15

14.	EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended January 31, 2011:
Net income	10,948,295
Basic EPS income available to common shareholders	10,948,295	37,239,536	0.29
Effect of dilutive securities:
Warrants and Options		656,342
Diluted EPS income available to common shareholders	10,948,295	37,895,878	0.29

For the three months ended January 31, 2010:
Net income	7,383,129
Basic EPS income available to common shareholders	7,383,129	37,239,536	0.20
Effect of dilutive securities:
Warrants	-	53,857
Diluted EPS income available to common shareholders	7,383,129	37,293,393	0.20

For the three months ended January 31, 2011, option of 70,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

15.	EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $134,612 and $ 104,963 for the three months ended January 31, 2011 and 2010, respectively.

16.	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

•
The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants.  There were no dilutive events for the three months ended January 31, 2011, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

At January 31, 2011 and October 31, 2010, the fair value of the Company’s warrants liability was $155,428 and $342,770, respectively.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation was based on the assumptions noted in the following table.

Expected volatility	81.70%
Expected dividends	0%
Expected term(in years)	2.15 years
Risk-free rate	0.98%

On January 31, 2011, the Company had no assets measured at fair value and the following liabilities measured at fair value:

	Fair value measurement
	Quoted prices in active markets of identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	US$	US$	US$
January 31, 2011 Warrants liability		155,428
October 31, 2010 Warrants liability		342,770

17.	PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As at January 31， 2011 and October 31, 2010, there is no preferred stock outstanding.

(2) Common Stock and Equity Transactions

On May 15, 2009, the Company issued an aggregate of 2,142,856 shares of the Company’s common stock and 1,071,428 warrants with an exercise price of $0.875 per share to Allied Merit International Investments, Inc. and Griffin Ventures Ltd. Total consideration of the issuance was $ 1,500,000.The fair value of the warrants is estimated on the date of grant using the Black-Scholes option valuation model to be $496,732. The valuation was based on the assumptions noted in the following table.

Expected volatility	175.80%
Expected dividends
Expected term (in years)	3 years
Risk-free rate	1.38%
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

18.	OPTION PLAN AND WARRANTS

 Share-based compensation amounted to $14,400 and $0 in the three months ended January 31, 2011 and 2010, respectively.

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on October 31, of the immediately preceding year. As of January 31, 2011, the number of shares of common stock outstanding was 37,239,536 making 3,723,954 shares of common stock subject to the 2003 Plan.

a) On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis beginning three months from the date of grant, conditioned upon continued service on such quarterly dates, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $14,400 was recorded as compensation expense for the three months ended January 31, 2011.  The valuation was based on the assumptions noted in the following table.

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

b) On December 14, 2010, we appointed Mr. Weiqiu Dong as our chief financial officer. Base on the employment agreement, Mr. Dong will receive an annual base salary of approximately $88,134.  In accordance with the appointment, Mr. Dong received, on December 14, 2010, an option to purchase 200,000 shares of the Company's common stock under the 2003 Omnibus Plan. The option vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant. The Option is conditioned upon continued employment on such date, and has a contractual life of 3 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251. The valuation was based on the assumptions noted in the following table.

Expected volatility	96.46%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.06%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to pay them in the future.  The market price volatility of our common stock was based on historical volatility since December 13, 2009.  Our methodology is consistent with prior period volatility assumptions.  The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised in the past to provide relevant historical data.

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

On January 13, 2010, an option to purchase 50,000 shares was granted under the 2007 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $47,527.  The valuation was based on the assumptions noted in the following table. The options were forfeited at departure of the employee on August 6, 2010.

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

A summary of option activity under the Company’s option plan as of January 31, 2011 and movement during the three months then ended are as follow:

	Options	Weighted average exercise price	Weighted average remaining contractual terms	Aggregate intrinsic value
		US$		US$
Outstanding at November 1, 2010	70,000	2.57	2.45	166,832
Granted	200,000	2.15	3	259,251
Exercised
Forfeited or expired
Outstanding at January 31, 2011	270,000	2.26	2.86	426,083
Vested and expected to vest at January 31, 2011	270,000	2.26		426,083
Exercisable at January 31, 2011	17,499	2.57		41,706

A summary of the status of the Company’s non-vested options as of January 31, 2011 and movements during the three months then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at November 1, 2010	58,334	2.57
Granted	200,000	2.15
Vested	5,833	2.57
Forfeited or expired	-	-
Non-vested at January 31, 2011	252,501	2.24

As of January 31, 2011, there was $25,796 of unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s option plan.  The cost is expected to be recognized over a period of 2.86 years.

(3)  Warrants

As of January 31, 2011, the Company has 1,231,428 warrants outstanding at an average exercise price of $1.25 per warrant for one share each of the Company’s common stock. The warrants expire in 2012 and 2013.

	Warrants	Average exercise Price
		US$
Outstanding warrants at November 1, 2010	1,231,428	1.25
Warrants granted
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at January 31, 2011	1,231,428	1.25

Information regarding the warrants outstanding at January 31, 2011 is summarized as below:

	Warrants outstanding at
	January 31, 2011
Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Price
US$			US$

0.88	1,071,428
2.00	160,000
	1,231,428	1.65	1.02

19.	STATUTORY RESERVES

 (1) Statutory reserves

Pursuant to the relevant laws and regulations of the PRC, the Company is required to annually transfer 10% of its after tax profit as reported on the condensed consolidated financial statements prepared under the accounting principles of the PRC to a statutory surplus reserve fund until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any losses incurred or to increase share capital.  Except for reducing losses incurred, any other application may not result in this reserve balance falling below 25% of the registered capital.

(2) Public welfare funds

Prior to January 1, 2007, the Company was required each year to transfer 5% of its after tax profit as reported on the condensed consolidated financial statements prepared under the accounting principles of the PRC to the public welfare funds.  This reserve was restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company.  The public welfare funds are not available for distribution to the stockholders (except in liquidation).  Once capital expenditures for staff welfare facilities have been made, an equivalent amount must be transferred from the public welfare funds to the discretionary common reserve funds.  Due to a change in PRC law, appropriation of profit to the public welfare funds is no longer required.

The reserve funds as of January 31, 2011 and October 31, 2010 were comprised of the following:

	2011	2010
	US$	US$
Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

20.           COMMITMENTS AND CONTINGENCIES

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

Capital commitments

On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $23,472,000. Pursuant to the purchase agreement, a payment of $14,670,000 was made to Stock Co. in October 2009 and a payment of $ 7,560,293 was made to Stock Co. in January 2011, with a final payment of $1,512,059 due by December 31, 2011, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,750,263.  Pursuant to the Purchase Agreement, a payment of $4,025,184 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,725,079 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at January 31, 2011.

On January 11, 2011, CBP China entered into an Exclusive Using Agreement of Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive using right of approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,560,293 was made to Forestry Bureau in January, 2011 and with a final payment of $7,560,293 due in 12 months from the Agreement been approved by local government for a total consideration of $15,120,586. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In January, 2011, CBP China started its Ah City Phase Two Project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”). Pursuant to the Contract, a payment of $396,159 was made to the Institute and a final payment of $81,651 will be due by June 30, 2011 for a total consideration of $477,810. The company also made payments of $393,135 for construction support fee to City Programming Bureau, $494,443 for construction support fee to City construction Bureau and $583,655 for audit fee to City Fire Department of Public Security Bureau. The total deposit for Ah City Phase Two was $1,867,392. The estimated total investment for Ah City Phase Two is $18,144,704 with approximately 60% will be paid in 2011 and rest paid in 2012. The project is predicted to finish in 2012.

As of January 31, 2011, the Company has capital commitments for purchase of land use rights, property and equipment, office floors, undergrowth resources and Ah City Phase Two from four parties of approximately $27,074,743. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2011	$10,531,489
2012	16,543,254
2013
2014
2015	-
Thereafter	-
Total	$27,074,743

21.           SUBSEQUENT EVENT

Tax Treatment of Subsidiary CBP China

As a recipient of the PRC’s State High-Technology Enterprise certificate, our CBP China is eligible for a number of national and local government support programs, including preferential tax treatment.  In order to receive these benefits CBP China must, on an annual basis, pass a High-Tech Enterprise assessment.  CBP China passed this assessment in February, 2011 with a 10% tax exemption and, as a result, pays a reduced tax rate of 15% in the year of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended October 31, 2010.

Overview

We are a high-tech enterprise engaged in the development, manufacturing, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China. We have three GMP certified production facilities - Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant -capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional OTC Chinese medicines.  Botanical anti-depression and nerve-regulation products account for approximately 70% of our revenues and we intend to strengthen our developments in this area.  We have entered into sales agency agreements with sales agents in 19 provinces and four municipalities, through which our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China.

Tax Treatment of Subsidiary

As a recipient of the PRC’s State High-Technology Enterprise certificate, CBP China is eligible for a number of national and local government support programs, including preferential tax treatment.  In order to receive these benefits CBP China must, on an annual basis, pass a High-Tech Enterprise assessment.  CBP China passed this assessment in February 2011 and, as a result, pays a reduced tax burden in the year of 2011.  Specifically, CBP China’s tax liability is reduced from the statutory enterprise income tax rate of 25% to an enterprise income tax rate of 15%.

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

•
Pricing of Our Products.  Seven of our products, namely Siberian Ginseng Tablets, Tianma Pills, Compond YangJiao Tablets, Banlangen Granules, Compound Honeysuckle Granules, ShengMai Granules and QingReJieDu Oral Liquid, which accounted for 36.8% of our total revenues in the first quarter of fiscal year 2011, are listed on the HeiLongjiang Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

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

 Results of Operations

Three-Month Period Ended January 31, 2011 Compared to Three-Month Period Ended January 31, 2010

The following table sets forth certain information regarding our results of operation.
	Three Months Ended January 31,
	2011	2010
	($ in thousands)
Statements of Operations Data
Sales, net	22,625,060	17,132,614
Cost of goods sold	8,807,787	7,652,638
Gross profit	13,817,273	9,479,976
Operating and administrative expenses
Sales and marketing	1,329,179	1,138,981
General and administrative	659,882	816,969
Research and development	180,674	152,364
Other income	24,189	11,467
Income before income tax expenses	11,671,727	7,383,129
Income tax expenses	723,432
Net income	10,948,295	7,383,129
Other comprehensive income:
Cumulative currency translation adjustments	664,421	2,515
Total comprehensive income	11,612,716	7,380,614

Comparison of Three Months Ended January 31, 2011 and 2010

Total Comprehensive Income

Total comprehensive income increased by approximately $4,227, thousand, or 57.2%, from approximately $7,386 thousand in 2010 to approximately $11,613 thousand in 2011.  This increase was primarily attributable to an increase of approximately $5,492 thousand, or 32.1%, in sales ,an decrease of approximately $157 thousand, or 19.2% in general and administrative expenses and an increase of $662 thousand, or 26,318% in cumulative currency translation adjustments, offsets in part by an increase of $1,155 thousand, or 15.1% in cost of goods sold, an increase of approximately $190 thousand, or 16.7%, in sales and marketing, an increase of approximately $723 thousand in income tax expenses and an increase of approximately $28 thousand, or 18.6% in research and development expenses.  Our gross profit margin increased from 55.3% in 2010 to 61.1% in 2011.

Sales

Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Sales increased by approximately $5,492 thousand, or 32.1%, from approximately $17,133 thousand in 2010 to approximately $22,625 thousand in 2011.  This increase in sales was primarily attributable to increased demand and strong market acceptance of our products as a result of our marketing efforts, in addition to price increases for a number of our products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is determined on a product basis, averaged 13% and 12% of sales for the three months ended January 31, 2011 and 2010, respectively.  Sales rebates are netted against total sales.

The following table sets forth information regarding the sales of our principal products before sales rebate during the three months ended January 31, 2011 and 2010:

	2011			2010			2011 over 2010
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales

Siberian Ginseng
(Acanthopanax) Series	125	13,547	52	106	9,161	46.9	19	4,386	23
Tianma Series	22	2,152	8.3	24	1,816	9.3	-2	336	1.7
Compound Yangjiao Tablets	28	3,001	12	28	2,423	12.4	0	578	3
Shark Vital Capsules				2	1,084	5.5	(2)	(1,084)	(5.5)
Shengmai Granules	15	682	2.6	29	1,118	5.7	(14)	(436)	(2.2)
Banlangen Granules	11	432	1.7	21	539	2.8	(10)	(107)	(0.5)
Granules	35	2,346	9	58	3,395	17.4	(23)	(1049)	(5.4)
Qing Re Jie Du Oral Liquid	13	443	1.7	-	-	-	13	443	2.3
Tablets	4	411	1.6	-	-	-	4	411	2.1
Ginseng and Venison Extract	22	2,439	9.4	-	-	-	22	2,439	13
Badger Fat	3	605	2.3	-	-	-	3	605	3.1
Total	278	26,058	100	268	19,536	100	10	6522	33.4

Since June 2010, we have introduced four new products to the market, namely Qing Re Jie Du Oral Liquid, Compound Schizandra Tablets, Ginseng and Venison Extract, Badger Fat. They have been well accepted in the  market  and contributed 15% of sales revenue to our first quarter of 2011.   In 2011, we also experienced an increase in the average selling price per pack of our products, as demonstrated in the table below:

	for the three months ended January 31,
	2011	2010
Sales revenues (in thousands)	$26,058	$19,536
Total sales quantity (pack in thousands)	278	268
Average selling prices/pack (in thousands)	$93.73	$72.9

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series, Compound Yangjiao Tablets and Tianma Series, as demonstrated in the following table, which reflects the average sales price per pack by product for the three months ended January 31, 2011 and 2010 and the percentage change in the sales price per pack:

	Average Price Per Pack
Product	2011	2010	Change
Siberian Ginseng (Acanthopanax) Series	$108.33	$86.31	25.50%
Tianma Series	95.97	75.21	27.60%
Compound Yangjiao Tablets	107.95	85.6	26.10%
Shark Vital Capsules		462.51
Shengmai Granules	45.42	39.04	16.30%
Banlangen Granules	38.31	26.07	46.90%
Compound Honeysuckle Granules	67.49	58.16	16.00%
Qing Re Jie Du Oral Liquid	33.06
Compound Schizandra Tablets	96.39
Ginseng and Venison Extract	112.6
Badger Fat	232.69
Total	$93.73	$72.9	28.60%

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $1,155 thousand, or 15.1%, from approximately $7,653 thousand in 2010 to approximately $8,808 thousand in 2011.  This increase was primarily attributable to increase in products sold.

Although we anticipate that the cost of goods will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2010.  We anticipate that beyond 2011, our price for raw materials and other production costs will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because, due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase of our costs of goods sold.

Operating and Administrative Expenses

Our total operating expenses increased by approximately $61 thousand, or 2.9%, from approximately $2,108 thousand in 2010 to approximately $2,170 thousand in 2011. This increase was primarily attributable to an increase of approximately $190 thousand, or 16.7%, in sales and marketing, an decrease of approximately $157 thousand, or 19.2% in general and administrative expenses and an increase of approximately $28 thousand, or 18.6% in research and development expenses.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China.

Income from Operations

As a result of the foregoing, our income from operations increased by approximately $4,289 thousand, or 57.7%, from approximately $7,383 thousand in 2010 to approximately $11,672 thousand in 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar year of 2011 and 2010, CBP China was granted a 10% and 25% tax exemption respectively and pays enterprise income taxes of 15% and 0%, respectively.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately 661 thousand, or 26,318%, from approximately $3 thousand in 2010 to approximately $661 thousand in 2011.

Liquidity and Capital Resources

We had retained earnings of approximately $64,404 thousand and $53,456 thousand as of January 31, 2011 and October 31, 2010, respectively.  As of January 31, 2011, we had cash and cash equivalents of approximately $12,385 thousand and total current assets of approximately $46,419 thousand.  As of January 31, 2011, we had a working capital surplus of approximately $41,895 thousand.   Our summary cash flow information is as follows:

Three months ended January 31
Net cash provided by
(used in) :	2011	2010
($ in thousands)
Operating activities	1, 301	9, 590
Investing activities	(16, 921)
Financing activities	-	-

As of January 31, 2011, the Company has capital commitments for purchase of land use rights, property and equipment, office floors, undergrowth resources and Ah City Phase Two from four parties of approximately $27,074,743. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2011	$10,531,489
2012	16,543,254
2013
2014
2015	-
Thereafter	-
Total	$27,074,743
The company will utilize its current and future cash and cash equivalents from its ongoing operational income to support future capital commitments and sustain our ongoing operations for the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased approximately $8,289 thousand, from net cash provided by operating activities of approximately $9,590 thousand in 2010 to net cash provided by operating activities of approximately $1,301 thousand in 2011.  This decrease was primarily attributable to an increase in net income from operations of approximately $3,565 thousand, this increase was offset in part by a decrease in the level of increase in trade receivables of approximately $8,319 thousand, a increase in inventory of approximately $4,445 thousand.

Net Cash Used in Investing Activities

Approximately $16,921 thousand was invested in land use rights, property and equipment, undergrowth resources and Ah City Phase Two construction in the three months ended January 31, 2011.   No cash was provided by or used in investing activities in the three months ended January 31, 2010.

Outstanding Long-Term Indebtedness

The company has no other contractual obligations except the items listed in Notes 20. COMMITMENTS AND CONTINGENCIES

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  On February 3, 2011, we filed a Form 8-K, Item 4.02, Non-Reliance on Previously Issued Financial Statements or A Related Audit Report or Completed Interim Review, in connection with an error in calculating the weighted average common stock outstanding on a diluted basis as of October 31, 2010 which affected the calculation of the diluted earnings per share.  Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

As previously disclosed in our Form 10-K for the year ended October 31, 2010, since the third quarter of our 2009 fiscal year, we have begun the implementation of remedial measures including hiring of a new chief financial officer in January 2010 (who resigned on August 3, 2010 for personal reason and was replaced by an interim chief financial officer; and on December 14, 2010, we subsequently hired Mr. Weiqiu Dong as our new chief financial officer), adding additional staff, appointing three independent Directors to our board of directors, engaging consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for fiscal year 2010, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward.  As results of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

As of March 15, 2011, we are not a party to, or threatened by, any legal proceedings.
Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

In the three-month period ended January 31, 2011, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. [Removed and Reserved].

Item 5.  Other Information.

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Second Restated Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceuticals Inc.(3)

10.1	Renhuang Pharmaceuticals, Inc. 2007 Non-Qualified Company Stock Grant and Option Plan(4)
10.2	2003 Omnibus Securities Plan (5)
10.3	Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009(6)
10.4	Employment Agreements with Weiqiu Dong(3)
10.5	English translation of Purchase Agreement for Patents dated September 1, 2009(7)
10.6	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009(7)
10.7	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010(8)
10.8	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(8)
10.9	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(8)
10.10	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(8)
10.11	Exclusive Purchase Agreement, with Yichun Red Star Forest Bureau, of Acanthopanax Resources(9)

21.1	Subsidiaries of the registrant(2)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(4)	Incorporated by reference from Form S-8 filed with the SEC on May 2, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(6)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(7)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(9)	Incorporated by reference from Form 8-K filed with the SEC on July 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 16 , 2011	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Chief Accounting and Financial Officer)