Form 10-Q
period 2011-04-30
China Botanic Pharmaceutical
filed 2011-06-14
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
☐ Yes   ☒ No
 As of April 30, 2011, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I

Item 1.  Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	April 30,2011	October 31,2010
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$27,627,143	$27,826,142
Trade receivables, net	5	20,547,326	19,814,438
Due from related parties	11	68,707	28,877
Inventory, net	7	6,088,032	2,645,616
Other receivables, net	6	268,307	200,994
Total current assets		54,599,515	50,516,067

Property and equipment, net	8	1,938,890	2,069,460
Intangible Assets	9	17,197,278	1,953,617
Construction in progress	10	1,901,258
Deposits	11,12	26,423,769	18,605,935
Deferred tax assets	13	136,650

Total assets		$102,197,360	$73,145,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	16	$7,861,148	$333,555
Tax payable		2,268,240	1,064,066
Accrued employee benefits	17	1,977,605	1,645,192
Warrant Liabilities	18	64,848	342,770
Total liabilities		12,171,841	3,385,583

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of April 30,2011 and October 31, 2010,respectively)	19
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of April 30,2011 and October 31, 2010, respectively)	19	37,240	37,240
Additional paid-in capital		7,688,785	7,627,987
Common stock warrants	19	496,732	496,732
Reserves	21	3,372,697	3,372,697
Accumulated other comprehensive income		6,944,667	4,768,793
Retained earnings		71,485,398	53,456,047
Total shareholders’ equity		90,025,519	69,759,496

Total liabilities and shareholders’ equity		$102,197,360	$73,145,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months		For the six months
		ended April 30,		ended April 30,
	Note	2011	2010	2011	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net		$18,873,689	$12,092,506	$41,498,749	$29,225,120

Cost of goods sold		7,733,630	5,877,856	16,541,417	13,530,494

Gross profit		11,140,059	6,214,650	24,957,332	15,694,626

Operating and administrative expenses:
Sales and distribution		1,541,011	1,265,319	2,870,190	2,404,300
General and administrative		851,762	974,825	1,511,644	1,791,794
Research and development		718,512	570,557	899,186	722,921
Total operating expenses		3,111,285	2,810,701	5,281,020	4,919,015

Income from operations		8,028,774	3,403,949	19,676,312	10,775,611

Other income:
Interest income		22,953	15,699	47,142	27,166
Other income net
Income before income tax expenses		8,051,727	3,419,648	19,723,454	10,802,777

Income tax expenses	14	970,671		1,694,103
Net income		$7,081,056	$3,419,648	$18,029,351	$10,802,777

Other comprehensive income:
Cumulative currency translation adjustments		1,511,453	(162,404)	2,175,874	(159,889)

Total comprehensive income		$8,592,509	$3,257,244	$20,205,225	$10,642,888

Earnings per common stock- Basic	15	$0.19	$0.09	$0.48	$0.29
Earnings per common stock - Diluted		$0.19	$0.09	$0.48	$0.29

Weighted average common stock outstanding	15
Basic		37,239,536	37,239,536	37,239,536	37,239,536
Diluted		37,759,494	37,917,140	37,827,717	37,724,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended April 30,
	2011	2010
	US$	US$
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$18,029,351	$10,802,777
Adjustments to reconcile net income to operating activities:
Depreciation	189,667	181,076
Amortization	201,006
Warrants issued for service	(277,922)	342,770
Share Compensation	60,799	16,594
Noncash rental expenses	379,029
Deferred tax assets	(134,576)
Changes in assets and liabilities:
(Increase)Decrease in trade receivables	(192,743)	8,238,225
(Increase)Decrease in due from related parties	(38,455)	129,841
(Increase)Decrease in inventory, net	(3,319,538)	80,613
Decrease in prepayments		89,036
(Decrease) in other receivables, net	(60,925)	(62,244)
(Decrease) in accounts payable	(176,136)	(89,235)
Increase(Decrease) in tax payable	1,157,489	(685,259)
Increase in accrued employee benefits	283,444	206,296
Net cash provided by operating activities	16,100,490	19,250,490

Cash flows from investing activities:
Deposits for land use right and properties	(15,161,164)	(3,928,614)
Increase in construction in progress	(1,872,404)
Purchase of property and equipment	(5,826)
Net cash used in investing activities	(17,039,394)	(3,928,614)

Effect of exchange rate changes on cash	739,905	(41,781)

Net increase (decrease) in cash and cash equivalents	(198,999)	15,280,095
Cash and cash equivalents, beginning of year	27,826,142	8,111,514
Cash and cash equivalents, end of year	$27,627,143	$23,391,609

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes
Interest paid during the year
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying unaudited condensed consolidated financial statements include the financial statements of China Botanic Pharmaceutical Inc. (“CBP”) and its subsidiaries.  CBP and its subsidiaries are collectively referred to as the “Company.”

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

CBP China’s principal country of operations is the People’s Republic of China (the “PRC”) and maintains their accounting records in Renminbi (“RMB”).  Substantially all of the Company’s assets and operations are located in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for completing financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended October 31, 2010 which are included in the Company’s Form 10-K/A for the year ended October 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets of China Botanic Pharmaceutical Inc. and its subsidiaries as of April 30, 2011, and the results of their operations for the three and six months ended April 30, 2011 and 2010, and cash flows for the six months ended April 30, 2011 and 2010. The results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Effective beginning third quarter 2009, the FASB ASC Topic 810, “Consolidation Topic,” revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that are not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at April 30, 2011, this change did not have an impact on the Company’s condensed consolidated financial statements.

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

Significant estimates and assumptions by management include, among others, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory, useful lives of property and equipment, reserve for employee benefit obligations, stock warrant valuation, and other uncertainties. Actual results may differ from these estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

As of April 30, 2011 and October 31, 2010, the exchange rate was RMB 6.50 and RMB 6.67, respectively. Translation adjustments totaled $1,511,453 and ($162,404) for the three months ended April 30, 2011 and 2010, respectively, and $2,175,874 and ($159,889) for the six months ended April 30, 2011 and 2010, respectively.

e.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have maturities less than three months when purchased.  There were no restrictions to cash at April 30, 2011 and October 31, 2010.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the condensed consolidated financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the three and six months ended April 30, 2011 and 2010.  The Company does not have any off-balance sheet credit exposure related to its customers.

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
The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three and six months ended April 30, 2011 and 2010.

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives for significant property and equipment categories are as follows:

Machinery and equipment	10 years
Office equipment and furnishings	5-10 years
Motor vehicles	5-10 years

i.	Intangible assets, net

Intangible assets consist of purchased patents and land utilizing right. Intangible assets are carried at cost less accumulated amortization and any impairment. Intangible assets with a finite useful life are amortized using the straight-line method over valid periods varied from 10 to 30 years, which is the estimated economic life of the intangible assets.

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360, “Property, Plant, and Equipment,” FASB ASC Topic 360, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three and six months ended April 30, 2011 and 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of April 30, 2011 and October 31, 2010 the carrying value of cash and cash equivalents, trade receivables, other receivables, accounts payable, approximated their fair value. All financial instruments are recorded at fair value evaluated based on Black-Scholes option model.

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

As of April 30, 2011, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB ASC Topic 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of April 30, 2011 and October 31, 2010, the Company has accrued $1,697,407 and $2,141,055, respectively, for sales rebates, which offset the balance of account receivables.  For the three months ended April 30, 2011 and 2010, the Company has deducted sales rebates in the amount of $772,825 and $1,506,022, respectively, from sales.  For the six months ended April 30, 2011 and 2010, the company has deducted sales rebates in the amount of $4,204,694 and $3,908,976, respectively, from sales. Sales rebates are calculated based on terms specified in contracts with individual distributors.

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

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses are expensed as incurred and amounted to $1,487,034 and $1,228,891 during the three months ended April 30, 2011 and 2010, respectively, and $2,751,751 and $2,328,766 during the six months ended April 30, 2011 and 2010, respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $718,512 and $570,557 during the three months ended April 30, 2011 and 2010 respectively, and $899,186 and $722,921during the six months ended April 30, 2011 and 2010, respectively.

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

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the three months and six months at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

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

Before 2011, CBP China secured preferential tax treatment in the jurisdiction where it conducts its manufacturing activity, where it was granted tax holiday of 25% from the local government, for being a new and high-technology enterprise. Start from January 1, 2011, CBP China was granted 10% of tax exemption for the qualification of high/new technology enterprise and pays only 15% enterprise income tax.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the three and six months in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and noncurrent based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at April 30, 2011 for U.S. or additional foreign withholding taxes on approximately $71,485,398 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $8,592,509 and $3,257,244 for the three months ended April 30, 2011 and 2010, respectively, and $20,205,225 and $10,642,888, for the six months ended April 30, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $2,175,874 as of April 30, 2011, decreased overall equity by $159,889 as of April 30, 2010.

v.	Earnings per share

Basic net earnings per common stock are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common stock outstanding during the period. Diluted net earnings per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

–	warrants,

–	employee stock options, and,

–	other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, “Earnings per Share,” requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

w.	Warrants

The Company evaluates its warrants on an ongoing basis considering the accounting guidance of FASB ASC Topic 825, which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The warrants are evaluated considering the accounting guidance of FASB ASC Topic 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

In accordance with accounting guidance FASB ASC Topic 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is fair market value per Black-Scholes option model.

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

(1) Cash and cash equivalents
The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $ 27,627,143 and $27,826,142, as of April 30, 2011 and October 31, 2010, respectively.  No cash balances were restricted as at April 30, 2011 and October 31, 2010.

As of April 30, 2011 and October 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables
The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There was one client accounted for 11% of sales revenue during the three months ended April 30, 2011 and there was one client accounted for 10% of sales revenue during the six months ended April 30, 2011. The Company’s products are sold throughout the PRC. For three months ended April 30, 2011 and 2010, Botanical anti-depression and nerve-regulation products accounted for 58% and 61%, respectively, of total sales. For six months ended April 30, 2011 and 2010, botanical anti-depression and nerve-regulation products accounted for 67% and 65%, respectively, of total sales.

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

(5) Price control
The retail prices of certain pharmaceuticals sold in the PRC, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the three and six months ended April 30, 2011 and 2010.

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

5.	TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets as at April 30, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Trade receivables	22,710,153	22,408,628
Less: Sales rebates	(1,697,407)	(2,141,055)
Less: Allowance for doubtful accounts	(465,420)	(453,135)
Trade receivables, net	20,547,326	19,814,438

6.	OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as at April 30, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Other receivables	646,478	569,184
Less: Allowance for doubtful accounts	(378,171)	(368,190)
Other receivables, net	268,307	200,994

7.	INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as at April 30, 2011 and October 31, 2010 comprised of:

	2011	2010
	US$	US$

Raw materials	4,041,060	1,951,185
Work-in-progress	903,644	52,411
Finished goods	1,210,735	707,648
Less: Inventory reserves	(67,407)	(65,628)
Inventory, net	6,088,032	2,645,616

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of April 30, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Machinery and equipment	3,641,625	3,545,146
Office equipment and furnishings	65,124	58,006
Motor vehicles	55,709	54,237
	3,762,458	3,657,389
Less: Accumulated depreciation	(1,823,568)	(1,587,929)
Net book value	1,938,890	2,069,460

Depreciation expense for the three months ended April 30, 2011 and 2010 were $94,640 and $90,477, respectively, of which $91,288 and $86,578 were included as a component of cost of goods sold in the respective periods. Depreciation expense for the six months ended April 30, 2011 and 2010 was $188,731 and $181,076, respectively, of which $181,197 and $173,365 were included as a component of cost of goods sold in the respective periods. No assets were pledged for borrowings as at April 30, 2011 and October 31, 2010.

9.	INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization as of April 30, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Using right of undergrowth resources	15,394,800
Product patents	2,463,168	2,398,153
Less: Accumulated amortization	(660,690)	(444,536)
Intangible assets, net	17,197,278	1,953,617

On January 11, 2011, the company through its wholly own subsidiary, CBP China, entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which is rich of wild Siberian Ginseng plant and also includes an approximately 67 hectares of Siberian Ginseng GAP cultivation base. Pursuant to the Agreement, a payment of $7,697,400 was made to Forestry Bureau in January, 2011 and with a final payment of $7,697,400 due in 12 months for a total consideration of $15,394,800. The final payment in the amount of $7,697,400 is classified as an accounts payable and accrued expense since the payment is due within 12 months. The exclusive utilizing right was effected and started from February 1, 2011 through January 31, 2042 for total of 30 years of utilizing and cultivation right.

10.	CONSTRUCTION IN PROGRESS

Construction in progress as of April 30, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Ah City Industrial Park phase Two Project	1,901,258

Total Construction In Progress	1,901,258

Plant and production lines currently under development at the Ah City Phase Two are accounted for as construction-in-progress. Construction-in-progress is recorded at historical cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of April 30, 2011, the Company has incurred a total of $1,901,258 of construction-in-progress.  The Ah City Phase Two is expected to be completed in the end of 2012 and these amounts will be reclassified to fixed assets when it is ready to use.

11.	RELATED PARTY TRANSACTIONS

Due from related parties included in the condensed consolidated balance sheets as at April 30, 2011 and October 31, 2010 comprised of:

	2011	2010
	US$	US$
Due from related parties:
Advances (1)	68,707	28,877
Deposits (2)	22,289,462	18,605,935

Total	22,358,169	18,634,812

(1) Advances
Mr. Li Shaoming, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co”).

As of April 30, 2011 and October 31, 2010, the Company has an amount due from Mr. Li Shaoming of $68,707 and $28,877 respectively, which is advanced for travelling and business expenses related with CBP China.

(2) Deposits
On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $24,631,679. Pursuant to the purchase agreement, a payment of $15,394,800 was made to Stock Co. in October 2009 and a payment of $ 7,697,400 was made to Stock Co. in January 2011, with a final payment of $1,539,480 due by December 31, 2011, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as of April 30, 2011.

(3) Rental Expenses
The Company leases property and plant from Stock Co.  Rental expenses related to this lease, incurred and expensed to condensed consolidated statements of operations and comprehensive income during the three and six months ended April 30, 2011 amounted to $190,827 and $379,029, respectively, which were noncash rental expenses and recognized to account for the rental exemption pursuant to the Purchase, and the deposits for the property were reduced accordingly.

12.	DEPOSIT

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,906,153.  Pursuant to the Purchase Agreement, a payment of $4,134,307 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,771,846 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as of April 30, 2011.

13.	DEFERRED TAX ASSETS

Deferred tax assets as of April 30, 2011was as follows:

Allowance for doubtful and Inventory provision	Temporary Difference	Income Tax Rate	Deferred Tax Assets

$910,998	$910,998	0.15	$136,650

14.	INCOME TAX EXPENSES

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there is no unrecognized tax benefits included in the balance sheet at April 30, 2011, that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended April 30, 2011 and 2010:

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010
US statutory rates	34.00%	34.00%	34.00%	34.00%
Foreign tax rate difference	(9.0)%	(9.0)%	(9.0)%	(9.0)%
Income tax holiday	(10.0)%	(25.0)%	(10.0)%	(25.0)%
Tax per financial statements	15.00%	0.00%	15.00%	0.00%

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the three and six months at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have any tax exemption, the effects of the tax per share were as follows:

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Tax savings	799,615	854,912	1,799,615	2,700,694
Benefit per share:
Basic	0.02	0.02	0.05	0.07
Diluted	0.02	0.02	0.05	0.07

Had the tax exemption not been in place for the three and six months ended April 30, 2011 and 2010, the Company estimates the following pro forma financial statement impact:

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Net income as reported	7,081,056	3,419,648	18,029,351	10,802,777
Less Tax savings	(799,615)	(854,912)	(1,799,615)	(2,700,694)
Proforma Net income	6,281,441	2,564,736	16,229,736	8,102,083
Proforma Net income per share:
Basic	0.17	0.07	0.44	0.22
Diluted	0.17	0.07	0.43	0.21

15.	EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation:
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended April 30, 2011:
Net income	7,081,056
Basic EPS income available to common shareholders	7,081,056	37,239,536	0.19
Effect of dilutive securities:
Share options
Warrants		519,958
Diluted EPS income available to common shareholders	7,081,056	37,759,494	0.19

For the three months ended April 30, 2010:
Net income	3,419,648
Basic EPS income available to common shareholders	3,419,648	37,239,536	0.09
Effect of dilutive securities:
Share options		27,235
Warrants		650,369
Diluted EPS income available to common shareholders	3,419,648	37,917,140	0.09

For the three months ended April 30, 2011, 270,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock. For the three months ended April 30, 2010, 70,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the six months ended April 30, 2011:
Net income	18,029,351
Basic EPS income available to common shareholders	18,029,351	37,239,536	0.48
Effect of dilutive securities:
Share options
Warrants		588,181
Diluted EPS income available to common shareholders	18,029,351	37,827,717	0.48

For the six months ended April 30, 2010:
Net income	10,802,777
Basic EPS income available to common shareholders	10,802,777	37,239,536	0.29
Effect of dilutive securities:
Share options		10,721
Warrants		473,957
Diluted EPS income available to common shareholders	10,802,777	37,724,214	0.29

For the six months ended April 30, 2011, 270,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock. For the six months ended April 30, 2010, 70,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

16.	ACCOUNTS PAYABLE

We had accounts payable of $7,861,148 and $333,555 as of April 30, 2011 and October 31, 2010, respectively.

On January 11, 2011, CBP China entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which in rich in wild Siberian Ginseng plant and also includes approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,697,400 was made to Forestry Bureau in January, 2011 and with a final payment of $7,697,400 due in 12 months from the date of Agreement approved by local government authorities for a total consideration of $15,394,800. The contract has been approved by the local authorities and became effective on February 1, 2011. The total consideration was recorded as intangible asset and $7,697,400 was recorded as accounts payable.

17.	EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the condensed consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $123,774 and $99,593 for the three months ended April 30, 2011 and 2010, respectively, and $258,386 and $204,556 for the six months ended April 30,2011 and 2010.

18.	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On March 25, 2010, the Company issued warrants (the “Warrants”) of 160,000 common shares to an investor relation service provider that have an exercise price of $2.00 per share and a contractual life of 3 years.  The terms of the Warrant agreement include the following factors that in accordance with FASB ASC Topic 815, requires that the Warrants be classified at their fair value to liabilities each reporting period.

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

•
The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants.  There were no dilutive events for the three and six months ended April 30, 2011, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

On April 30, 2011, the fair value of the Company’s warrants liability was $64,848.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation was based on the assumptions noted in the following table.

Expected volatility	71.54%
Expected dividends
Expected term(in years)	1.90 years
Risk-free rate	1.01%

On April 30, 2011, the Company had no assets measured at fair value and the following liabilities measured at fair value:

	Fair value measurement
	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$
Warrants liability		64,848

19.	PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock
The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As at April 30， 2011 and October 31, 2010, there is no preferred stock outstanding.

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

20.	OPTION PLAN AND WARRANTS

Share-based compensation amounted to $35,003 and $14,250, respectively, in the three months ended April 30, 2011 and 2010, and $60,799 and $16,594 in the six months ended April 30, 2011 and 2010.

(1)  2003 Omnibus Plan
On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on April 30, of the immediately preceding year. As of April 30, 2011, the number of shares of common stock outstanding was 37,239,536 making 3,723,954 shares of common stock subject to the 2003 Plan.

a) On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis beginning three months from the date of grant, conditioned upon continued service on such quarterly dates, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $13,931 and $28,331 were recorded as compensation expenses for the three and six months ended April 30, 2011 and $2,661 was recorded for the three and six months ended April 30, 2010.  The valuation was based on the assumptions noted in the following table.

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

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251, of which $21,072 and $32,468 were recorded as compensation expenses for the three and six months ended April 30, 2011 and $0 was recorded for the three and six months ended April 30, 2010.  The valuation was based on the assumptions noted in the following table.

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

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	$68,400
2012	89,205
2013	90,708
2014	10,938
Thereafter
Total	$259,251

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

Expected volatility	236.50%
Expected dividends
Expected term (in years)	3 years
Risk-free rate	1.50%

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

A summary of option activity under the Company’s option plan as of April 30, 2011 and movement during the six months then ended are as follow:

				Weighted
				average
		Weighted	Aggregate	remaining
		average	intrinsic	contractual
	Options	exercise price	value	term
		US$	US$
Outstanding at November 1, 2010	70,000	2.57	166,832	1.95
Granted	200,000	2.15	259,251	2.62
Exercised
Forfeited or expired
Outstanding at April 30, 2011	270,000	2.26	426,083	2.45
Vested and expected to vest at April 30, 2011	23,332	2.57	55,611
Exercisable at April 30, 2011	23,332	2.57	55,611

A summary of the status of the Company’s non-vested options as of April 30, 2011 and movements during the six months then ended are as follow:

		Weighted average
	Options	granted date fair value
		US$
Non-vested at November 1, 2010	58,334	2.57
Granted Since November 1, 2010	200,000	2.15
Vested Since November 1, 2010	11,666	2.57
Forfeited or expired
Non-vested at April 30, 2011	246,668	2.23

As of April 30, 2011, there was $338,387 of unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s option plan.  The cost is expected to be recognized over a period of 2.23 years.

(3)  Warrants
As of April 30, 2011, the Company has 1,231,428 warrants outstanding at an average exercise price of $1.25 per warrant for one share each of the Company’s common stock. The warrants expire in 2012 and 2013.

	Warrants	Average exercise Price
		US$
Outstanding warrants at November 1, 2010	1,231,428	1.25
Warrants granted
Exercised
Expired/cancelled
Outstanding warrants at April 30, 2011	1,231,428	1.25

Information regarding the warrants outstanding at April 30, 2011 is summarized as below:

Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
US$			US$

0.88	1,071,428	1.04	0.88
2.00	160,000	1.9	2.00
	1,231,428	1.15	1.02

21.	STATUTORY RESERVES

 (1) Statutory reserves
Pursuant to the relevant laws and regulations of the PRC, the Company is required to annually transfer 10% of its after tax profit as reported on the consolidated financial statements prepared under the accounting principles of the PRC to a statutory surplus reserve fund until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any losses incurred or to increase share capital.  Except for reducing losses incurred, any other application may not result in this reserve balance falling below 25% of the registered capital.

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

The reserve funds as of April 30, 2011 and October 31, 2010 were comprised of the following:

	2011	2010
	US$	US$
Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

22.	COMMITMENTS AND CONTINGENCIES

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

Capital commitments

On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $24,631,679. Pursuant to the purchase agreement, a payment of $15,394,800 was made to Stock Co. in October 2009 and a payment of $ 7,697,400 was made to Stock Co. in January 2011, with a final payment of $1,539,480 due by December 31, 2011, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,906,153.  Pursuant to the Purchase Agreement, a payment of $4,134,307 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,771,846 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at April 30, 2011.

On January 11, 2011, CBP China entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which in rich in wild Siberian Ginseng plant and also includes approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,697,400 was made to Forestry Bureau in January, 2011 and with a final payment of $7,697,400 due in 12 months from the date of Agreement approved by local government authorities for a total consideration of $15,394,800.  Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In January, 2011, CBP China started its Ah City Phase Two Project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and recorded $1,901,258 as deposit for Ah City Phase Two Project. The estimated total investment for Ah City Phase Two is $18,473,760 with approximately 60% will be paid in 2011 and rest paid in 2012. The project is predicted to finish in 2012.

As of April 30, 2011, the Company had capital commitments on purchasing Ah City Natural and Pharmaceutical Plant, office floors, undergrowth resources utilizing right and Ah City Phase Two Project from four parties with the total amounts of approximately $27,581,228. The amounts are expected to be paid in the following years:
Year	Payment for properties
2011	$10,722,478
2012	16,858,750
2013
2014
2015
Thereafter
Total	$27,581,228

22.	SUBSEQUENT EVENT

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009.

Management has evaluated subsequent events from April 30, 2011 to June 14, 2011, the date which the Company’s condensed consolidated financial statements have been issued and were available to be issued, and has concluded no events need to be reported during this period. Subsequent events that may occur after June 14, 2011 have not been evaluated in the condensed consolidated financial statements as of April 30, 2011.

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

Overview

We are a high-tech enterprise engaged in the development, manufacturing, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China. We have three GMP certified production facilities - Ah City natural and biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant -capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional over-the-counter (“OTC”) Chinese medicines.  Botanical anti-depression and nerve-regulation products account for approximately 70% of our revenues and we intend to strengthen our developments in this area.  We have entered into sales agency agreements with sales agents in 19 provinces and four municipalities, through which our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China.

Recent Developments

●
Ah City Phase Two Project. We have finished the architectural design of Ah City Phase Two Project and are in the process of obtaining approval from relevant government authorities. We expect to finish all the procedure by September and will start the construction once received approval documents. As of April 30, 2011, we have incurred a total of $1,901,250 of construction-in-progress. The Ah City Phase Two Project is expected to be completed in end of 2012.

●
Renewable Fuel – Straw pellet. On April 21, 2011, we issued a press release to announce that it will switch to a renewable fuel—straw pellet in October 2011.  Straw pellets are a by-product of natural plants, such as corn and sorghum. The energy contained in the original raw material is highly concentrated, making straw pellets a clean fuel with very good energy qualities, calorific content with minimal amounts of ash. In comparison to coal, straw pellets are a lower cost and cleaner source of fuel. Moreover, straw pellets are carbon-neutral, since the fuel is made of plant which is part of the natural carbon cycle. The price of straw pellet is 15%-20% lower than coal and about 10%-15% than common fuel. Given that fuel costs account for approximately 10% of our total cost of goods, we expect the switch to bio-fuel to result in additional cost efficiency and improved profitability while supporting a healthy ecosystem.

For our research and development activities, we still focus our research on cultivation techniques of Siberian Ginseng to solidify our future raw material supply. We now also have the following 4 main projects under research.

●
Siberian Ginseng (Acanthopanax) Development Project. We have been successful in separating effective components of Siberian Ginseng (Acanthopanax), which include three main active ingredients, respectively, Total Glucosides, Total Flavonoids and Syringin, in particular, Syringin has significant effects in the treatment of depression and nerve regulation. We have created a sample of Syringin Freeze-dried Acanthopanax Powder. If successful, this achievement represents great pioneering work in the field of Chinese medicine, and will enhance our competitive edge in this area. At present, the project is in the process of pharmacological and toxicology test and the period will last about two years. We will compile the clinic documents and apply for the clinic approval after the stage is finished.

●
Siberian Ginseng (Acanthopanax) Total Glucosides, Total Flavonoids Soft Capsule Project. We are in the process of developing Siberian Ginseng (Acanthopanax) Total Glucosides, Total Flavonoids Soft Capsule for the treatment of senile dementia. Initial pharmacological and toxicology tests showed few side effects, safe and reliable, suitable for long-term use. Ongoing pharmaceutical research and under investigation of quality standards and stability and the period will last about half year. We will compile the clinical documents and apply for the clinic approval after the stage is finished.

●
Schisandra Integrated Development Project. Schisandra is a wild plant with high medical and health values. Modern studies have shown that Schisandra contains lignin, which has strong effects in treating insomnia. The company has successfully completed the methodological work for medicinal Schisandra lignin determination and developed a sound Schizandra medicinal quality standard. At present, the project is in the process of pharmacological and toxicology test and the period will last about two years.

●
Total Alkaloids of Sophora Flavescens Development Project. As a new drug against Hepatitis B, total alkaloids of Sophora flavescens can be used to replace α - interferon, matrine and oxymatrine injections. At present, the project is in the process of pharmacological and pharmacodynamical research and which will be completed by the end of 2012.

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

Critical Accounting Policies

The unaudited consolidated financial statements include the financial statements of the Company and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation.

Accounting Judgments and Estimates

Certain amounts included in or affecting our unaudited consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that certain accounting policies are of more significance in our unaudited condensed consolidated financial statement preparation process than others, which policies are discussed below. See also Note 2 to the unaudited condensed consolidated financial statements for a summary of our principal accounting policies.

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

Please refer to the notes to the unaudited condensed consolidated financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

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

•
Pricing of Our Products.  Seven of our products, namely Siberian Ginseng Tablets, Tianma Pills, Compond YangJiao Tablets, Banlangen Granules, Compound Honeysuckle Granules, ShengMai Granules and QingReJieDu Oral Liquid, which accounted for 44% and 40%, respectively, of our total revenues in the three and six months ended April 30, 2011, are listed on the HeiLongjiang Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

•
Production Capacity .   We believe much of the pharmaceutical market in China is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our facilities with the ability to manufacture 18 dosage forms and over 200 products will allow us to capture future market growth and increase our revenue and market share accordingly.

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

Results of Operations

Three Month Period Ended April 30, 2011 Compared to Three Month Period Ended April 30, 2010

The following table sets forth certain information regarding our results of operation.

	The Three Months Ended April 30,
	2011	2010
	($ in thousands)
Statements of Operations Data
Sales, net	18,874	12,093
Cost of goods sold	7,734	5,878
Gross profit	11,140	6,215
Operating and administrative expenses
Sales and marketing	1,541	1,265
General and administrative	852	975
Research and development	718	571
Other income	23	16
Income before income tax expenses	8,052	3,420
Income tax expenses	971
Net income	7,081	3,420
Other comprehensive income:
Cumulative currency translation adjustments	1,511	(162)
Total comprehensive income	8,592	3,257

Comparison of Three Months Ended April 30, 2011 and 2010

Total Comprehensive Income

Total comprehensive income increased by approximately $5,335 thousand, or 164%, from approximately $3,257 thousand in 2010 to approximately $8,592 thousand in 2011.  This increase was primarily attributable to an increase of approximately $6,781 thousand, or 56%, in sales, a decrease of approximately $123 thousand, or 13% in general and administrative expenses and an increase of $1,673 thousand, in cumulative currency translation adjustments, offsets in part by an increase of $1,856 thousand, or 32% in cost of goods sold, an increase of approximately $276 thousand, or 22%, in sales and marketing, an increase of approximately $971 thousand in income tax expenses and an increase of approximately $148 thousand, or 26% in research and development expenses.  Our gross profit margin increased from 51% in 2010 to 59% in 2011.

Sales

Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Net sales increased by approximately $6,781 thousand, or 56%, from approximately $12,093 thousand in 2010 to approximately $18,874 thousand in 2011.  This increase in net sales was primarily attributable to our products selling price increase and new products introduced since June of 2010.

The following table sets forth information regarding the total sales of our principal products before sales rebate during the three months ended April 30, 2011 and 2010:

	2011			2010			2011 over 2010
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales

Siberian Ginseng (Acanthopanax) Series	75	8,070	41%	76	5,538	41%	(1)	2,532	46%
Tianma Series	10	1,127	6%	13	977	7%	(3)	150	15%
Compound Yangjiao Tablets	15	1,847	9%	18	1,758	13%	(3)	89	5%
Shark Vital Capsules*				1	655	5%		(655)
Shengmai Granules	20	946	5%	23	979	7%	(3)	(33)	(3)%
Banlangen Granules	12	513	3%	15	402	3%	(3)	111	28%
Compound Honeysuckle Granules	47	3319	17%	55	3,289	24%	(8)	30	1%
Qing Re Jie Du Oral Liquid	11	424	2%				11	424
Compound Schizandra Tablets	4	375	2%				4	375
Ginseng and Venison Extract	19	2,438	12%				19	2,438
Badger Oil	2	521	3%				2	521
Total	215	19,580	100%	201	13,598	100%	14	5,982	44%

* Since November 1, 2010, we have ceased the sales of Shark Vital Capsules.

Since June 2010, we have introduced four new products to the market, namely Qing Re Jie Du Oral Liquid, Compound Schizandra Tablets, Ginseng and Venison Extract, Badger Oil. They have been well accepted in the market and contributed 19% of total sales revenue to our three months ended April 30, 2011.   In 2011, we also experienced an increase in the average selling price per pack of our products, as demonstrated in the table below:

	for the three months ended April 30,
	2011	2010
Sales revenues (in thousands)	$19,580	$13,598
Total sales quantity (pack in thousands)	215	201
Average selling prices/pack (in thousands)	$91	$68

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series, Tianma Series and Banlangen Granules, as demonstrated in the following table, which reflects the average sales price per pack by product for the three months ended April 30, 2011 and 2010 and the percentage change in the sales price per pack:

	Average Price Per Pack
Product	2011	2010	Change
Siberian Ginseng (Acanthopanax) Series	$108	73	48%
Tianma Series	117	76	54%
Compound Yangjiao Tablets	120	100	20%
Shark Vital Capsules*		461
Shengmai Granules	47	42	12%
Banlangen Granules	42	26	62%
Compound Honeysuckle Granules	70	60	17%
Qing Re Jie Du Oral Liquid	38
Compound Schizandra Tablets	104
Ginseng and Venison Extract	130
Badger Oil	261
Total	$91	67	34%

* Since November 1, 2010, we have ceased the sales of Shark Vital Capsules.

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $1,856 thousand, or 32%, from approximately $5,878 thousand in 2010 to approximately $7,734 thousand in 2011.  This increase was primarily attributable to the increase of quantity and cost sold from Siberian Ginseng Series products.

Although we anticipate that the cost of goods will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2011. We anticipate that beyond 2011, our price for raw materials and other production costs will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because, due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase of our costs of goods sold.

Operating and Administrative Expenses

Our total operating expenses increased by approximately $301 thousand, or 11%, from approximately $2,811 thousand in 2010 to approximately $3,112 thousand in 2011. This increase was primarily attributable to an increase of approximately $276 thousand, or 22%, in sales and marketing, an decrease of approximately $123 thousand, or 13% in general and administrative expenses and an increase of approximately $148 thousand, or 26% in research and development expenses.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China.

Income from Operations

As a result of the foregoing, our income from operations increased by approximately $4,625 thousand, or 136%, from approximately $3,404 thousand in 2010 to approximately $8,029 thousand in 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar year of 2011 and 2010, CBP China was granted a 10% and 25% tax exemption respectively and pays enterprise income taxes of 15% and 0%, respectively.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $1,673 thousand, from approximately ($162) thousand in 2010 to approximately $1,511 thousand in 2011.

Six Month Period Ended April 30, 2011 Compared to Six Month Period Ended April 30, 2010

The following table sets forth certain information regarding our results of operation.

	The Six Months Ended April 30,
	2011	2010
	($ in thousands)
Statements of Operations Data
Sales, net	41,498	29,225
Cost of goods sold	16,541	13,530
Gross profit	24,957	15,695
Operating and administrative expenses
Sales and marketing	2,870	2,404
General and administrative	1,512	1,792
Research and development	899	723
Other income	47	27
Income before income tax expenses	19,723	10,803
Income tax expenses	1,694
Net income	18,029	10,803
Other comprehensive income:
Cumulative currency translation adjustments	2,176	(160)
Total comprehensive income	20,205	10,643

Comparison of Six Months Ended April 30, 2011 and 2010

Total Comprehensive Income

Total comprehensive income increased by approximately $9,562 thousand, or 90%, from approximately $10,643 thousand in 2010 to approximately $20,205 thousand in 2011.  This increase was primarily attributable to an increase of approximately $12,273 thousand, or 42%, in sales ,an decrease of approximately $280 thousand, or 16% in general and administrative expenses and an increase of $2,335 thousand in cumulative currency translation adjustments, offsets in part by an increase of $3,011 thousand, or 22% in cost of goods sold, an increase of approximately $466 thousand, or 19%, in sales and marketing, an increase of approximately $1,694 thousand in income tax expenses and an increase of approximately $176 thousand, or 24% in research and development expenses.  Our gross profit margin increased from 54% in 2010 to 60% in 2011.

Sales

Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Net sales increased by approximately $12,273 thousand, or 42%, from approximately $29,225 thousand in 2010 to approximately $41,498thousand in 2011.  This increase in net sales was primarily attributable to the increase of our product selling price and new products introduced since June, 2010.

The following table sets forth information regarding the total sales of our principal products before sales rebate during the six months ended April 30, 2011 and 2010:

	2011			2010			2011 over 2010
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales

Siberian Ginseng (Acanthopanax) Series	200	21,663	47%	182	14,699	45%	18	6,964	47%
Tianma Series	32	3,288	7%	37	2,793	8%	(5)	495	18%
Compound Yangjiao Tablets	43	4,858	11%	46	4,180	13%	(3)	678	16%
Shark Vital Capsules				4	1,739	5%	(4)	(1,739)
Shengmai Granules	35	1,627	4%	52	2,097	6%	(17)	(470)	(22)%
Banlangen Granules	24	946	2%	36	941	3%	(12)	5	1%
Compound Honeysuckle Granules	82	5,661	12%	113	6,685	20%	(31)	(1,024)	(15)%
Qing Re Jie Du Oral Liquid	25	868	2%				25	868
Compound Schizandra Tablets	8	786	2%				8	786
Ginseng and Venison Extract	40	4,879	11%				40	4,879
Badger Oil	5	1,127	2%				5	1,127
Total	494	45,703	100%	470	33,134	100%	24	12,569	38%

Since June 2010, we have introduced four new products to the market, namely Qing Re Jie Du Oral Liquid, Compound Schizandra Tablets, Ginseng and Venison Extract, Badger Oil. They have been well accepted in the market and contributed 17% of total sales revenue to our six months ended April 30, 2011.   In 2011, we also experienced an increase in the average selling price per pack of our products, as demonstrated in the table below:

	for the six months ended April 30,
	2011	2010
Sales revenues (in thousands)	$45,703	$33,134
Total sales quantity (pack in thousands)	494	470
Average selling prices/pack (in thousands)	$93	$70

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series, Compound Yangjiao Tablets and Tianma Series, as demonstrated in the following table, which reflects the average sales price per pack by product for the six months ended April 30, 2011 and 2010 and the percentage change in the sales price per pack:

	Average Price Per Pack
Product	2011	2010	Change
Siberian Ginseng (Acanthopanax) Series	$108	80	35%
Tianma Series	103	75	37%
Compound Yangjiao Tablets	112	91	23%
Shark Vital Capsules		461
Shengmai Granules	46	40	15%
Banlangen Granules	40	26	54%
Compound Honeysuckle Granules	69	59	17%
Qing Re Jie Du Oral Liquid	35
Compound Schizandra Tablets	98
Ginseng and Venison Extract	121
Badger Oil	225
Total	$93	70	32%

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $3,011 thousand, or 22%, from approximately $13,530 thousand in 2010 to approximately $16,541 thousand in 2011. This increase was primarily attributable to increase in the quantities and cost of products sold.

Although we anticipate that the cost of goods will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2011. We anticipate that beyond 2011, our price for raw materials and other production costs will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because, due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase of our costs of goods sold.

Operating and Administrative Expenses

Our total operating expenses increased by approximately $362 thousand, or 7%, from approximately $4,919 thousand in 2010 to approximately $5,281 thousand in 2011. This increase was primarily attributable to an increase of approximately $466 thousand, or 19%, in sales and marketing, an decrease of approximately $280 thousand, or 16% in general and administrative expenses and an increase of approximately $176 thousand, or 24% in research and development expenses.  Increased operating and administrative expenses relate to our efforts to strengthen our research capacity, expand our distribution network, market share, and awareness of our premium quality products throughout China.

Income from Operations

As a result of the foregoing, our income from operations increased by approximately $8,900 thousand, or 83%, from approximately $10,776 thousand in 2010 to approximately $19,676 thousand in 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar year of 2011 and 2010, CBP China was granted a 10% and 25% tax exemption, respectively, and pays enterprise income taxes of 15% and 0%, respectively.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $2,336 thousand, from approximately ($160) thousand in 2010 to approximately $2,176 thousand in 2011.

Liquidity and Capital Resources

We had retained earnings of approximately $71,485 thousand and $53,456 thousand as of April 30, 2011 and October 31, 2010, respectively. As of April 30, 2011, we had cash and cash equivalents of approximately $27,627 thousand and total current assets of approximately $54,600 thousand.  As of April 30, 2011, we had a working capital surplus of approximately $42,493 thousand. Our summary cash flow information is as follows:

	Six months ended April 30
Net cash provided by (used in) :	2011	2010
	($ in thousands)
Operating activities	16,100	19,250
Investing activities	(17,039)	(3,929)

Based upon our present plan, we believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased approximately $3,150 thousand, to net cash provided by operating activities of approximately $16,100 thousand in 2011 from net cash provided by operating activities of approximately $19,250 thousand in 2010. This decrease was primarily attributable to an increase in net income of approximately $7,227 thousand, and a decrease in trade receivables of approximately $8,431 thousand, as average days sales outstanding fell to 88 days in 2011 from 118 days in 2010, which included a period of sales term incentives. We have tightened our credit terms with our customers to be within 90 days and will continue to increase our collection efforts to reduce our days sales outstanding. This decrease in net cash provided by operating activities was also attributable to an increase in inventory level by approximately $3,400 thousand and increase in tax payable of approximately $1,843 thousand.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $13,110 thousand, to approximately $17,039 thousand in 2011, from approximately $3,929 thousand in 2010. This increase was primarily attributable to approximately $1,872 thousand of payments made to Ah City Phase Two Project construction-in-progress, an approximately $7,581 thousand in deposit of Exclusive Utilizing Right to Yichun Redstar Forestry Bureau and an approximately $7,581 thousand in deposit to Ah City Nature and Pharmaceutical Plant.

Contractual Obligations

On October 12, 2009, we entered into a purchase agreement with Stock Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $24,631,679. Pursuant to the purchase agreement, a payment of $15,394,800 was made to Stock Co. in October 2009 and a payment of $ 7,697,400 was made to Stock Co. in January 2011, with a final payment of $1,539,480 due by December 31, 2011, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,906,153.  Pursuant to the Purchase Agreement, a payment of $4,134,307 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,771,846 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at April 30, 2011.

On January 11, 2011, CBP China entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which in rich in wild Siberian Ginseng plant and also includes approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,697,400 was made to Forestry Bureau in January, 2011 and with a final payment of $7,697,400 due in 12 months from the date of Agreement approved by local government authorities for a total consideration of $15,394,800.  Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In January, 2011, CBP China started its Ah City Phase Two Project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and recorded $1,901,258 as deposit for Ah City Phase Two Project. The estimated total investment for Ah City Phase Two is $18,473,760 with approximately 60% will be paid in 2011 and rest paid in 2012. The project is predicted to finish in 2012.

As of April 30, 2011, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, office floors, undergrowth resources, and Ah City Phase Two Project from four parties of approximately $27,581,228. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2011	$10,722,478
2012	16,858,750
2013
2014
2015
Thereafter
Total	$27,581,228

Trade Receivables

The net trade receivables increased approximately $733 thousand from approximately $19,814 thousand on October 31, 2010 to approximately $20,547 thousand on April 30, 2011. This increase was primarily attributable to the result of our sales increase and stringent sales policy on days sales outstanding.

Inventory

Inventory amounts increased approximately $3,442 thousand from approximately $2,646 thousand on October 31, 2010 to approximately $6,088 thousand on April 30, 2011. This increase was primarily attributable to an increase of approximately $2,090 thousand in raw materials, an increase of $851 thousand in work-in-progress, and an increase of $503 thousand in finished goods.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

On February 3, 2011, we filed a Form 8-K, Item 4.02, Non-Reliance on Previously Issued Financial Statements or A Related Audit Report or Completed Interim Review, in connection with an error in calculating the weighted average common stock outstanding on a diluted basis as of October 31, 2010 which affected the calculation of the diluted earnings per share.  Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the situation, we added another person to review and check our quarterly report before providing to auditor. This is to minimize any errors or omissions related to our report.

PART II

Item 1. Legal Proceedings.

As of June 14, 2011, we are not a party to, or threatened by, any legal proceedings.

Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

In the six-month period ended April 30, 2011, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. [Removed and Reserved].

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)
3.2	Second Restated Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceutical Inc. (3)

10.1	Renhuang Pharmaceuticals, Inc. 2007 Non-Qualified Company Stock Grant and Option Plan (4)
10.2	2003 Omnibus Securities Plan (5)
10.3	Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009 (6)
10.4	Employment Agreements with Weiqiu Dong (3)
10.5	English translation of Purchase Agreement for Patents dated September 1, 2009 (7)
10.6	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009 (7)
10.7	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010 (8)
10.8	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010 (8)
10.9	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010 (8)
10.10	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010 (8)
10.11	Exclusive Purchase Agreement, with Yichun Red Star Forest Bureau, of Acanthopanax Resources (9)

21.1	Subsidiaries of the registrant (2)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(4)	Incorporated by reference from Form S-8 filed with the SEC on May 2, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(6)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(7)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(9)	Incorporated by reference from Form 8-K filed with the SEC on July 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2011	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: June 14, 2011	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Chief Accounting and Financial Officer)