Form 10-Q
period 2011-07-31
China Botanic Pharmaceutical
filed 2011-09-14
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
☒ Yes   ☐ No

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
☐ Yes   ☒ No
 As of August 23, 2011, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

Item 1.  Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	July 31, 2011	October 31, 2010
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$38,321,244	$27,826,142
Trade receivables, net	5	13,529,292	19,814,438
Due from related parties	11	129,880	28,877
Inventory, net	7	6,633,294	2,645,616
Other receivables, net	6	325,880	200,994
Total current assets		$58,939,590	$50,516,067

Property and equipment, net	8	1,860,724	2,069,460
Intangible Assets	9	17,197,871	1,953,617
Construction in progress	10	1,920,087
Deposits for properties	11,12	26,491,447	18,605,935
Deferred tax assets	13	138,003

Total assets		$106,547,722	$73,145,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	16	7,956,716	333,555
Tax payable		3,038,802	1,064,066
Accrued employee benefits	17	2,105,148	1,645,192
Warrant Liabilities	18	36,973	342,770
Total liabilities		$13,137,639	$3,385,583

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of July 31, 2011 and October 31, 2010, respectively)	19
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of July 31, 2011 and October 31, 2010, respectively)	19	37,240	37,240
Additional paid-in capital		7,724,967	7,627,987
Common stock warrants	20	496,732	496,732
Reserves	21	3,372,697	3,372,697
Accumulated other comprehensive income		7,773,204	4,768,793
Retained earnings		74,005,243	53,456,047
Total shareholders’ equity		93,410,083	69,759,496

Total liabilities and shareholders’ equity		$106,547,722	$73,145,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months		For the nine months
		ended July 31,		ended July 31,
	Note	2011	2010	2011	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net		$12,376,352	$9,263,892	$53,875,101	$38,489,012

Cost of goods sold		4,908,939	4,620,568	21,450,356	18,151,062

Gross profit		7,467,413	4,643,324	32,424,745	20,337,950

Operating and administrative expenses:
Sales and distribution		1,559,863	1,284,990	4,430,053	3,689,290
General and administrative		1,233,288	395,131	2,744,932	2,208,965
Research and development		1,686,677	1,528,933	2,585,863	2,251,854
Total operating expenses		4,479,828	3,209,054	9,760,848	8,150,109

Income from operations		2,987,585	1,434,270	22,663,897	12,187,841

Other income:
Interest income		34,144	22,039	81,286	49,206
Income before income tax expenses		3,021,729	1,456,309	22,745,183	12,237,047

Income tax expenses	14	501,884		2,195,987
Net income		$2,519,845	$1,456,309	$20,549,196	$12,237,047

Other comprehensive income:
Cumulative currency translation adjustments		828,537	461,820	3,004,411	301,931

Total comprehensive income		$3,348,382	$1,918,129	$23,553,607	$12,538,978

Earnings per common stock- Basic	15	$0.07	$0.04	$0.55	$0.33
Earnings per common stock - Diluted		$0.07	$0.04	$0.54	$0.32

Weighted average common stock outstanding	15
Basic		37,239,536	37,239,536	37,239,536	37,239,536
Diluted		37,473,911	37,901,089	37,749,587	37,793,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended July 31,
	2011	2010
	US$	US$
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$20,549,196	$12,237,047
Adjustments to reconcile net income to operating activities:
Depreciation	286,379	261,572
Amortization	368,782
Warrants issued for service	(305,797)	342,770
Share Compensation	96,981	42,759
Noncash rental expenses	572,065
Deferred tax assets	(135,409)
Changes in assets and liabilities:
Decrease in trade receivables	6,891,867	12,385,586
(Increase)Decrease in due from related parties	(98,049)	130,199
(Increase) in inventory, net	(3,815,951)	(549,333)
(Increase) in prepayments		(1,425,913)
(Decrease) in other receivables, net	(115,187)
(Decrease) in accounts payable	(159,845)	(112,336)
Increase(Decrease) in tax payable	1,898,697	(715,360)
Increase in accrued employee benefits	391,128	285,739
Net cash provided by operating activities	26,424,857	22,882,730

Cash flows from investing activities:
Deposits for land use right and properties	(15,255,064)	(2,558,870)
Increase in construction in progress	(1,884,000)
Purchase of property and equipment	(5,862)
Net cash used in investing activities	(17,144,926)	(2,558,870)

Cash flows from financing activities:

Net cash provided by financing activities

Effect of exchange rate changes on cash	1,215,171	314,106

Net increase (decrease) in cash and cash equivalents	10,495,102	20,637,966
Cash and cash equivalents, beginning of year	27,826,142	8,111,514
Cash and cash equivalents, end of year	$38,321,244	$28,749,480

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes
Interest paid during the year

The accompanying notes are an integral part of these condensed consolidated  financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets of China Botanic Pharmaceutical Inc. and its subsidiaries as of July 31, 2011, and the results of their operations for the three and nine months ended July 31, 2011 and 2010, and cash flows for the nine months ended July 31, 2011 and 2010. The results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Effective beginning third quarter 2009, the FASB ASC Topic 810, “Consolidation Topic,” revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that are not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at July 31, 2011, this change did not have an impact on the Company’s condensed consolidated financial statements.

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

As of July 31, 2011 and October 31, 2010, the exchange rate was RMB 6.43 and RMB 6.67, respectively. Translation adjustments totaled $828,537 and $461,820 for the three months ended July 31, 2011 and 2010, respectively, and $3,004,411 and $301,931 for the nine months ended July 31, 2011 and 2010, respectively.

e.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and demand deposits placed with banks or other financial institutions, which have maturities less than three months when purchased.  There were no restrictions to cash at July 31, 2011 and October 31, 2010.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the condensed consolidated financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables. Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the three and nine months ended July 31, 2011 and 2010.  The Company does not have any off-balance sheet credit exposure related to its customers.

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
The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three and nine months ended July 31, 2011 and 2010.

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

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360, “Property, Plant, and Equipment,” FASB ASC Topic 360, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three and nine months ended July 31, 2011 and 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of July 31, 2011 and October 31, 2010 the carrying value of cash and cash equivalents, trade receivables, other receivables, accounts payable, approximated their fair value. All financial instruments are recorded at fair value evaluated based on Black-Scholes option model.

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

As of July 31, 2011, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB ASC Topic 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of July 31, 2011 and October 31, 2010, the Company has accrued $ 933,708 and $2,141,055, respectively, for sales rebates, which offset the balance of account receivables.  For the three months ended July 31, 2011 and 2010, the Company has deducted sales rebates in the amount of $790,792 and $1,018,359, respectively, from sales.  For the nine months ended July 31, 2011 and 2010, the company has deducted sales rebates in the amount of $4,995,396 and $4,923,196, respectively, from sales. Sales rebates are calculated based on terms specified in contracts with individual distributors.

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

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses are expensed as incurred and amounted to $1, 504,412 and $1,232,000 during the three months ended July 31, 2011 and 2010, respectively, and $ 4,256,163 and $3,558,109 during the nine months ended July 31, 2011 and 2010, respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $1,686,677 and $1,528,933 during the three months ended July 31, 2011 and 2010 respectively, and $2,585,863and $2,251,854during the nine months ended July 31, 2011 and 2010, respectively.

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

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the three months and nine months at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the three and nine months in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and noncurrent based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at July 31, 2011 for U.S. or additional foreign withholding taxes on approximately $74,005,243 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $3,348,382 and $1,918,129 for the three months ended July 31, 2011 and 2010, respectively, and $23,553,607 and $12,538,978, for the nine months ended July 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $3,004,411 and $301,931 as of July 31, 2011 and 2010, respectively.

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

3.  ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption.  The adoption of ASU No. 2009-13 did not have any effect on its financial statements upon its required adoption on January 1, 2011.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated.  The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”).  This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  This ASU is effective for fiscal years beginning on or after December 15, 2010. The adoption of this update did not have any impact on the Company’s Financial Statements.

In April 2011, the FASB issued ASU No. 2011-02, to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted.  The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-03 to remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04.  The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt of ASU 2011-05, but it will adopt the ASU retrospectively by the due date.

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

(1) Cash and cash equivalents
The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $ 38,321,244 and $27,826,142, as of July 31, 2011 and October 31, 2010, respectively.  No cash balances were restricted as at July 31, 2011 and October 31, 2010.

As of July 31, 2011 and October 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables
The Company provides credits to its clients in the normal course of business and all clients are located in the PRC.  The Company performs ongoing credit evaluations of its clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific clients, historical trends, and other information. There was no client accounted for over 10% of sales revenue during the three months ended July 31, 2011 and there was one client accounted for 10% of total sales revenue during the nine months ended July 31, 2011. The Company’s products are sold throughout the PRC. For three months ended July 31, 2011 and 2010, Botanical anti-depression and nerve-regulation products accounted for 70% and 64%, respectively, of total sales. For nine months ended July 31, 2011 and 2010, botanical anti-depression and nerve-regulation products accounted for 68% and 65%, respectively, of total sales.

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

(5) Price control
The retail prices of certain pharmaceuticals sold in the PRC, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the three and nine months ended July 31, 2011 and 2010.

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

5.	TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets as at July 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Trade receivables	14,933,029	22,408,628
Less: Sales rebates	(933,708)	(2,141,055)
Less: Allowance for doubtful accounts	(470,029)	(453,135)
Trade receivables, net	13,529,292	19,814,438

6.	OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as at July 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Other receivables	707,797	569,184
Less: Allowance for doubtful accounts	(381,917)	(368,190)
Other receivables, net	325,880	200,994

7.	INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as at July 31, 2011 and October 31, 2010 comprised of:

	2011	2010
	US$	US$

Raw materials	3,779,437	1,951,185
Work-in-progress	1,310,985	52,411
Finished goods	1,610,946	707,648
Less: Inventory reserves	(68,074)	(65,628)
Inventory, net	6,633,294	2,645,616

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of July 31, 2011 and October 31, 2010 were as follows:
	2011	2010
	US$	US$

Machinery and equipment	3,677,690	3,545,146
Office equipment and furnishings	65,769	58,006
Motor vehicles	56,260	54,237
	3,799,719	3,657,389
Less: Accumulated depreciation	(1,938,995)	(1,587,929)
Net book value	1,860,724	2,069,460

Depreciation expense for the three months ended July 31, 2011 and 2010 were $97,648 and $80,496, respectively, of which $92,283 and $76,622 were included as a component of cost of goods sold in the respective periods. Depreciation expense for the nine months ended July 31, 2011 and 2010 was $286,379 and $261,572, respectively, of which $273,480 and $249,996 were included as a component of cost of goods sold in the respective periods. No assets were pledged for borrowings as at July 31, 2011 and October 31, 2010.

9.	INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization as of July 31, 2011 and October 31, 2010 were as follows:
	2011	201 0
	US $	US $

Using right of undergrowth resources	15,547,264
Product patents	2,487,562	2,398,153
Less : Accumulated amortization	(836,955)	(444,536)
Intangible assets, net	17,197,871	1,953,617

On January 11, 2011, the company through its wholly own subsidiary, CBP China, entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which is rich of wild Siberian Ginseng plant and also includes an approximately 67 hectares of Siberian Ginseng GAP cultivation base. Pursuant to the Agreement, a payment of $7,773,632 was made to Forestry Bureau in January, 2011 and with a final payment of $7,773,632 due in 12 months for a total consideration of $15,547,264. The exclusive utilizing right was effected and started from February 1, 2011 through January 31, 2042 for total of 30 years of utilizing and cultivation right.

10.	CONSTRUCTION IN PROGRESS

Construction in progress as of July 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Ah City Industrial Park phase Two Project	1,920,087

Total Construction In Progress	1,920,087

Plant and production lines currently under development at the Ah City Phase Two are accounted for as construction-in-progress. Construction-in-progress is recorded at historical cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of July 31, 2011, the Company has incurred a total of $1,920,087 of construction-in-progress.  The Ah City Phase Two is expected to be completed in the end of 2012 and these amounts will be reclassified to fixed assets when it is ready to use.

11.	RELATED PARTY TRANSACTIONS

Due from related parties included in the condensed consolidated balance sheets as at July 31, 2011 and October 31, 2010 comprised of:

	2011	2010
	US$	US$
Due from related parties:
Advances (1)	129,880	28,877
Deposits (2)	22,316,195	18,605,935

Total	22,446,075	18,634,812

(1) Advances
Mr. Li Shaoming, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co”).

As of July 31, 2011 and October 31, 2010, the Company has an amount due from Mr. Li Shaoming of $129,880 and $28,877 respectively, which is advanced for travelling and business expenses related with CBP China.

(2) Deposits
On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $24,875,622. Pursuant to the purchase agreement, a payment of $15,547,264 was made to Stock Co. in October 2009 and a payment of $7,773,632 was made to Stock Co. in January 2011, with a final payment of $1,554,726 due by December 31, 2011, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as of July 31, 2011.

(3) Rental Expenses
The Company leases property and plant from Stock Co.  Rental expenses related to this lease, incurred and expensed to condensed consolidated statements of operations and comprehensive income during the three and nine months ended July 31, 2011 amounted to $193,036 and $572,065, respectively, which were noncash rental expenses and recognized to account for the rental exemption pursuant to the Purchase, and the deposits for the property were reduced accordingly.

12.	DEPOSIT

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,964,646.  Pursuant to the Purchase Agreement, a payment of $4,175,252 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,789,394 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as of July 31, 2011.

13.	DEFERRED TAX ASSETS

Deferred tax assets as of July 31, 2011was as follows:

Allowance for doubtful
and Inventory provision	Temporary Difference	Income Tax Rate	Deferred Tax Assets

920,020	920,020	0.15	138,003

14.	INCOME TAX EXPENSES

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there is no unrecognized tax benefits included in the balance sheet at July 31, 2011, that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended July 31, 2011 and 2010:

	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010
US statutory rates	34.00%	34.00%	34.00%	34.00%
Foreign tax rate difference	(9.0)%	(9.0)%	(9.0)%	(9.0)%
Income tax holiday	(10.0)%	(25.0)%	(10.0)%	(25.0)%
Tax per financial statements	15.00%	0.00%	15.00%	0.00%

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the three and nine months at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.  If the Company did not have any tax exemption, the effects of the tax per share were as follows:
	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Tax savings	303,004	364,077	2,102,619	3,059,262
Benefit per share:
Basic	0.01	0.01	0.06	0.08
Diluted	0.01	0.01	0.06	0.08

Had the tax exemption not been in place for the three and nine months ended July 31, 2011 and 2010, the Company estimates the following pro forma financial statement impact:

	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Net income as reported	2,519,845	1,456,309	20,549,196	12,237,047
Less Tax savings	(303,004)	(364,077)	(2,102,619)	(3,059,262)
Proforma Net income	2,216,841	1,092,232	18,446,577	9,177,785
Proforma Net income per share:
Basic	0.06	0.03	0.50	0.25
Diluted	0.06	0.03	0.49	0.24

15.	EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended July 31, 2011:
Net income	2,519,845
Basic EPS income available to common shareholders	2,519,845	37,239,536	0.07
Effect of dilutive securities:
Share options
Warrants		234,375
Diluted EPS income available to common shareholders	2,519,845	37,473,911	0.07

For the three months ended July 31, 2010:
Net income	1,456,309
Basic EPS income available to common shareholders	1,456,309	37,239,536	0.04
Effect of dilutive securities:
Share options		26,392
Warrants		635,161
Diluted EPS income available to common shareholders	1,456,309	37,901,089	0.04

For the three months ended July 31, 2011, 270,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock. For the three months ended July 31, 2010, 70,000 share options were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the Nine months ended July 31, 2011:
Net income	20,549,196
Basic EPS income available to common shareholders	20,549,196	37,239,536	0.55
Effect of dilutive securities:
Share options
Warrants		510,051

Diluted EPS income available to common shareholders	20,549,196	37,749,587	0.54

For the Nine months ended July 31, 2010:
Net income	12,237,047
Basic EPS income available to common shareholders	12,237,047	37,239,536	0.33
Effect of dilutive securities:
Share options		21,416
Warrants	-	532,418

Diluted EPS income available to common shareholders	12,237,047	37,793,370	0.32

For the nine months ended July 31, 2011, 270,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock. For the nine months ended July 31, 2010, 70,000 share options and 160,000 warrants were excluded from the calculation of diluted earnings per share because the exercise price exceeded the average price of the Company’s common stock.

16.	ACCOUNTS PAYABLE

We had accounts payable of $7,956,716 and $333,555 as of July 31, 2011 and October 31, 2010, respectively.

On January 11, 2011, the company through its wholly own subsidiary, CBP China, entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which is rich of wild Siberian Ginseng plant and also includes an approximately 67 hectares of Siberian Ginseng GAP cultivation base. Pursuant to the Agreement, a payment of $7,773,632 was made to Forestry Bureau in January, 2011 and with a final payment of $7,773,632 due in 12 months for a total consideration of $15,547,264. The exclusive utilizing right was effected and started from February 1, 2011 through January 31, 2042 for total of 30 years of utilizing and cultivation right.

17.	EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the condensed consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $99,183 and $84,783 for the three months ended July 31, 2011 and 2010, respectively, and $357,569 and $289,118 for the nine months ended July 31, 2011 and 2010.

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

•
The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants.  There were no dilutive events for the three and nine months ended July 31, 2011, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

On July 31, 2011, the fair value of the Company’s warrants liability was $36,973.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation was based on the assumptions noted in the following table.

Expected volatility	77.54%
Expected dividends
Expected term(in years)	1.65 years
Risk-free rate	0.55%

On July 31, 2011, the Company had no assets measured at fair value and the following liabilities measured at fair value:

	Fair value measurement
	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$

Warrants liability		36,973

19.           PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock
The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As at July 31, 2011 and October 31, 2010, there is no preferred stock outstanding.

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

Share-based compensation amounted to $36,182 and $11,882, respectively, in the three months ended July 31, 2011 and 2010, and $96,981 and $25,815 in the nine months ended July 31, 2011 and 2010.

(1)  2003 Omnibus Plan
On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on July 31, of the immediately preceding year. As of July 31, 2011, the number of shares of common stock outstanding was 37,239,536 making 3,723,954 shares of common stock subject to the 2003 Plan.

a) On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis beginning three months from the date of grant, conditioned upon continued service on such quarterly dates, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $14,283 and $42,849 were recorded as compensation expenses for the three and nine months ended July 31, 2011 and $14,283 and 16,944 were recorded for the three and nine months ended July 31, 2010.  The valuation was based on the assumptions noted in the following table.

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

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251, of which $19,001 and $49,398 were recorded as compensation expenses for the three and nine months ended July 31, 2011 and $0 was recorded for the three and nine months ended July 31, 2010.  The valuation was based on the assumptions noted in the following table.

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

A summary of option activity under the Company’s option plan as of July 31, 2011 and movement during the nine months then ended are as follow:

				Weighted
				average
		Weighted	Aggregate	remaining
		average	intrinsic	contractual
	Options	exercise price	value	term
		US$	US$
Outstanding at November 1, 2010	70,000	2.57	166,832	1.70
Granted	200,000	2. 15	259,251	2.37
Exercised
Forfeited or expired
Outstanding at July 31, 2011	270,000	2.26	426,083	2.20
Vested and expected to vest at July 31, 2011	29,165	2.57	71,411
Exercisable at Jul y 31, 2011	29,165	2.57	71,411

A summary of the status of the Company’s non-vested options as of July 31, 2011 and movements during the nine months then ended are as follow:

		Weighted average
	Options	granted date fair value
		US$
Non-vested at November 1, 2010	58,334	2.57
Granted Since November 1, 2010	200,000	2.15
Vested Since November 1, 2010	17,499	2.57
Forfeited or expired
Non-vested at July 31, 2011	240,835	2.22
As of July 31, 2011, there was $333,836 of unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s option plan.  The cost is expected to be recognized over a period of 2.20 years.

(3)  Warrants
As of July 31, 2011, the Company has 1,231,428 warrants outstanding at an average exercise price of $1.03 per warrant for one share each of the Company’s common stock. The warrants expire in 2012 and 2013.

	Warrants	Average exercise Price
		US$
Outstanding warrants at November 1, 2010	1,231,428	1.03
Warrants granted
Exercised
Expired/cancelled
Outstanding warrants at July 31, 2011	1,231,428	1.03

Information regarding the warrants outstanding at July 31, 2011 is summarized as below:

		Weighted Average Remaining	Weighted Average Exercise
Exercise Prices	Warrants Outstanding	Contractual Life (years)	Price
US$			US$

0.88	1,071,428	0.79	0.88
2.00	160,000	1.65	2.00
	1,231,428	0.90	1.03

21.	STATUORY RESERVES

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

The reserve funds as of July 31, 2011 and October 31, 2010 were comprised of the following:

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

Capital commitments

On October 12, 2009, we entered into a purchase agreement with Stock Co. to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $24,875,622. Pursuant to the purchase agreement, a payment of $15,547,264 was made to Stock Co. in October 2009 and a payment of $ 7,773,632 was made to Stock Co. in January 2011, with a final payment of $1,554,726 due by December 31, 2011, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,964,646.  Pursuant to the Purchase Agreement, a payment of $4,175,252 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,789,394 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at July 31, 2011.

On January 11, 2011, CBP China entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which in rich in wild Siberian Ginseng plant and also includes approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,773,632 was made to Forestry Bureau in January, 2011 and with a final payment of $7,773,632 due in 12 months from the date of Agreement approved by local government authorities for a total consideration of $15,547,264.  Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In January, 2011, CBP China started its Ah City Phase Two Project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and recorded $1,920,087 as deposit for Ah City Phase Two Project. The estimated total investment for Ah City Phase Two is $18,656,716 with approximately 60% will be paid in 2011 and rest paid in 2012. The project is predicted to finish in 2012.

As of July 31, 2011, the Company had capital commitments on purchasing Ah City Natural and Pharmaceutical Plant, office floors, undergrowth resources utilizing right and Ah City Phase Two Project from four parties with the total amounts of approximately $27,854,381. The amounts are expected to be paid in the following years:
Year	Payment for properties
2011	$9,273,943
2012	18,580,438
2013
2014
2015
Thereafter
Total	$27,854,381

23.	SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were issued and has concluded no events need to be reported during this period.

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

Recent Developments

●
Ah City Phase Two Project. We have finished the architectural design of Ah City Phase Two Project and are in the process of obtaining approval from relevant government authorities. We expect to finish all the procedures by September, 2011 and will start the construction once received approval documents. As of July 31, 2011, we have incurred a total of $1,901,250 of construction-in-progress. The Ah City Phase Two Project is expected to be completed in end of 2012.

●
Renewable Fuel – Straw pellet. On April 21, 2011, Company issued a press release to announce that it will switch to a renewable fuel—straw pellet in October 2011.  Straw pellets are a by-product of natural plants, such as corn and sorghum. The energy contained in the original raw material is highly concentrated, making straw pellets a clean fuel with very good energy qualities including calorific content with minimal amounts of ash. In comparison to coal, straw pellets are a lower cost and cleaner source of fuel. Moreover, straw pellets are carbon-neutral, since the fuel is made of plant which is part of the natural carbon cycle. The price of straw pellet is 15%-20% lower than coal and about 10%-15% than common fuel. Given that fuel costs account for approximately 10% of our total cost of goods, we expect the switch to bio-fuel will result in additional cost efficiency and improved profitability while supporting a healthy ecosystem.

●
Patent for “Extraction of effective ingredients of Siberian Ginseng and its preparation and application”. In June of 2011, the company was granted a patent by State Intellectual Property Office of PRC. The extraction method has helped the company successfully segregate effective ingredients from Siberian Ginseng, which include three main active elements, including, Syringin, Total Glucosides and Total Flavonoids.  In particular, Syringin has significant effect in the treatment of depression and nerve regulation. This patent will be a catalyst to drive the development of the Company’s innovative Acanthopanax series, such as Lyophilized Syringin Powder and Total Glucosides Total Flavonoids Soft Capsule. The patent covers a wide variety of possible Siberian Ginseng extraction methods and applications, creating a high barrier to entry for competitors seeking to develop similar Siberian Ginseng products. The patent will also provide market exclusivity for a period of 20 years.

For research and development activities, we will continue focusing on cultivation techniques of Siberian Ginseng to strengthen our future raw material supply. We also have the following four main projects under research.

●
Siberian Ginseng (Acanthopanax) Total Glucosides Total Flavonoids Soft Capsule. We are in the process of developing Siberian Ginseng (Acanthopanax) Total Glucosides Total Flavonoids Soft Capsule for the treatment of senile dementia. Initial pharmacology and toxicology tests show the product to have few side effects, and is safe and reliable, and suitable for long-term use. Ongoing pharmaceutical research and evaluating quality standards and stability will last about half year. We will compile the clinical documents and apply for the clinic approval after the stage is finished. We expect to receive new drug certificate and production approval by the end of 2013 and start selling in 2014.

●
Total Alkaloids of Sophora Flavescens Development Project. As a new drug against Hepatitis B, total alkaloids of Sophora flavescens can be used to replace α - interferon, matrine and oxymatrine injections. At present, the project is in the process of pharmacology and toxicology research and which will be completed by the end of 2012. We expect to receive new drug certificate and production approval by 2015 and start selling in 2015.

●
Schisandra Integrated Development Project. Schisandra is a wild plant with high medical and health values. Modern studies have shown that Schisandra contains lignin, which has strong efficacy in treating insomnia. The company has successfully completed the methodological work for medicinal Schisandra lignin determination and developed a sound Schizandra medicinal quality standard. At present, the project is in the process of pharmacology and toxicology test. We expect to receive new drug certificate and production approval by the end of 2015 and start selling in year 2016.

●
Siberian Ginseng (Acanthopanax) Lyophilized Syringin Powder. We have successfully segregated Syringin from Siberian Ginseng through our proprietary extraction technology. Syringin has significant effect in the treatment of depression and nerve regulation. We have created a sample of Syringin Freeze-dried Acanthopanax Powder. If successful, this achievement will represent a great pioneering work in the field of Chinese medicine, and will enhance our competitive edge in this area. We have finished pharmaceutical research. At present, the project is in the process of pharmacology and toxicology test. We plan to finish the analysis by the end of 2013 and apply for clinical trial from the State Food and Drug Administration of PRC in 2014. The new drug certificate and production approval is expected to be obtained in the end of year 2016 and start selling in 2017.

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

•
Pricing of Our Products.  Seven of our products, namely Siberian Ginseng Tablets, Tianma Pills, Compond YangJiao Tablets, Banlangen Granules, Compound Honeysuckle Granules, ShengMai Granules and QingReJieDu Oral Liquid, which collectively accounted for 38% and 39%, respectively, of our total revenues in the three and nine months ended July 31, 2011, are listed on the National or HeiLongjiang Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

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

Results of Operations

Three Month Period Ended July 31, 2011 Compared to Three Month Period Ended July 31, 2010

The following table sets forth certain information regarding our results of operation.

	The Three Months Ended July 31,
	2011	2010
	($ in thousands)
Statements of Operations Data
Sales, net	12,376	9,264
Cost of goods sold	4,909	4,621
Gross profit	7,467	4,643
Operating and administrative expenses
Sales and marketing	1,560	1,285
General and administrative	1,233	395
Research and development	1,687	1,529
Other income	34	22
Income before income tax expenses	3,022	1,456
Income tax expenses	502
Net income	2,520	1,456
Other comprehensive income:
Cumulative currency translation adjustments	829	462
Total comprehensive income	3,348	1,918

Comparison of Three Months Ended July 31, 2011 and 2010

Total Comprehensive Income

Total comprehensive income increased by approximately $1,430 thousand, or 75%, from approximately $1,918 thousand for the three months ended July 31, 2010 to approximately $3,348 thousand for the three months ended July 31, 2011. This increase was primarily attributable to an increase of approximately $3,112 thousand, or 34%, in sales, and an increase of $367 thousand, in cumulative currency translation adjustments, offsets in part by an increase of $288 thousand, or 6% in cost of goods sold, an increase of approximately $275 thousand, or 21%, in sales and marketing, an increase of approximately $838 thousand, or 212%, in general and administrative expenses, an increase of approximately $158 thousand, or 10% in research and development expenses, and an increase of approximately $502 thousand in income tax expenses. Our gross profit margin increased from 50% in the three months ended July 31, 2010 to 60% in the three months ended July 31, 2011.

Sales

Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Net sales increased by approximately $3,112 thousand, or 34%, from approximately $9,264 thousand in the three months end July 31, 2010 to approximately $12,376 thousand in the three months ended July 31, 2011.  This increase in net sales was primarily attributable to our products selling price increases, and new products introduced since the fourth quarter of our fiscal year 2010.

The following table sets forth information regarding the total sales of our principal products before sales rebate during the three months ended July 31, 2011 and 2010:

	2011			2010			2011 over 2010
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng
(Acanthopanax) Series	53	6,478	50%	53	4,439	44%	0	2,039	46%
Tianma Series	8	952	7%	9	763	8%	-1	189	25%
Compound Yangjiao
Tablets	11	1,342	10%	13	1,352	13%	-2	-10	-1%
Shark Vital Capsules			0%	1	235	2%	-1	-235
Shengmai Granules	9	423	3%	16	677	7%	-7	-254	-38%
Banlangen Granules	8	320	2%	9	290	3%	-1	30	10%
Compound Honeysuckle
Granules	16	1,112	9%	39	2,350	23%	-23	-1,238	-53%
QingReJieDu Oral Liquid	6	209	2%				6	209
Compound Schizandra
Tablets	3	334	3%				3	334
Ginseng and Venison
Extract	11	1,472	11%				11	1,472
Badger Oil	2	401	3%				2	401
Total	127	13,043	100%	140	10,106	100%	-13	2,937	29%

Since the first quarter of our fiscal year 2011, we have ceased the sale of Shark Vital Capsules. Since the fourth quarter of our fiscal year 2010, we have introduced four new products to the market, namely QingReJieDu Oral Liquid, Compound Schizandra Tablets, Ginseng and Venison Extract, Badger Oil. They have been well accepted in the market and contributed 19% of total sales revenue for the three months ended July 31, 2011.

For the three months ended July 31, 2011, we also experienced an increase in the average selling price per pack of our products, as demonstrated in the table below:

	Average Price Per Pack
Product	2011	2010	Change
Siberian Ginseng (Acanthopanax) Series	122	84	45%
Tianma Series	119	85	40%
Compound Yangjiao Tablets	122	104	17%
Shark Vital Capsules		235
Shengmai Granules	47	42	12%
Balangen Granules	40	32	25%
Compound Honeysuckle Granules	70	60	17%
QingReJieDu Oral Liquid	35
Compound Schizandra Tablets	111
Ginseng and Venison Extract	134
Badger Oil	201

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Costs of goods sold increased approximately $288 thousand, or 6%, from approximately $4,621 thousand for the three months ended July 31, 2010 to approximately $4,909 thousand for the three months ended July 31, 2011.  This increase was primarily attributable to the increase of total sales and the cost sold from Siberian Ginseng Series products.

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

Operating and Administrative Expenses

Our total operating and administrative expenses increased by approximately $1,271 thousand, or 40%, from approximately $3,209 thousand for the three months ended July 31, 2010 to approximately $4,480 thousand for the three months ended July 31, 2011. This increase was primarily attributable to an increase of approximately $275 thousand, or 21%, in sales and marketing, an increase of approximately $838 thousand, or 212% in general and administrative expenses and an increase of approximately $158 thousand, or 10% in research and development expenses.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China.

Income before income tax expenses

As a result of the foregoing, our income before income tax expenses increased by approximately $1,566 thousand, or 108%, from approximately $1,456 thousand for the three months ended July 31, 2010 to approximately $3,022 thousand for the three months ended July 31, 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar years of 2011 and 2010, CBP China was granted a 10% and 25% tax exemption, respectively and pays enterprise income taxes of 15% and 0%, respectively.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $367 thousand, from approximately $462 thousand for the three months ended July 31, 2010 to approximately $829 thousand for the three months ended July 31, 2011.

Nine Month Period Ended July 31, 2011 Compared to Nine Month Period Ended July 31, 2010

The following table sets forth certain information regarding our results of operation.

	The Nine months Ended July 31,
	2011	2010
	($ in thousands)
Statements of Operations Data
Sales, net	53,875	38,489
Cost of goods sold	21,450	18,151
Gross profit	32,425	20,338
Operating and administrative expenses
Sales and marketing	4,430	3,689
General and administrative	2,745	2,209
Research and development	2,586	2,252
Other income	81	49
Income before income tax expenses	22,745	12,237
Income tax expenses	2,196
Net income	20,549	12,237
Other comprehensive income:
Cumulative currency translation adjustments	3,004	302
Total comprehensive income	23,553	12,539

Comparison of Nine months Ended July 31, 2011 and 2010

Total Comprehensive Income

Total comprehensive income increased by approximately $11,014 thousand, or 88%, from approximately $12,539 thousand for the nine months ended July 31, 2010 to approximately $23,553 thousand for the nine months ended July 31, 2011. This increase was primarily attributable to an increase of approximately $15,386 thousand, or 40%, in sales and an increase of $2,702 thousand in cumulative currency translation adjustments, offsets in part by an increase of $3,299 thousand, or 18% in cost of goods sold, an increase of approximately $741 thousand, or 20%, in sales and marketing, an increase of $536 thousand, or 24% in general administrative expenses, an increase of approximately $334 thousand, or 15% in research and development expenses and an increase of approximately $2,196 thousand in income tax expenses. Our gross profit margin increased from 53% for the nine months ended July 31, 2010 to 60% for the nine months ended July 31, 2011.

Sales

Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve-regulation products, Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines.  Net sales increased by approximately $15,386 thousand, or 40%, from approximately $38,489 thousand for the nine months ended July 31, 2010 to approximately $53,875 thousand for the nine months ended July 31, 2011.  This increase in net sales was primarily attributable to the increase of our product selling price and new products introduced since the fourth quarter of our fiscal year 2010.

The following table sets forth information regarding the total sales of our principal products before sales rebate during the nine months ended July 31, 2011 and 2010:

	2011			2010			2011 over 2010
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng (Acanthopanax)
Series	253	28,197	48%	236	19,121	44%	17	9,076	47%
Tianma Series	40	4,249	7%	46	3,553	8%	-6	696	20%
Compound Yangjiao Tablets	54	6,213	11%	59	5,528	13%	-5	685	12%
Shark Vital Capsules			0%	4	1,973	5%	-4	-1,973
Shengmai Granules	44	2,055	3%	68	2,772	6%	-24	-717	-26%
Banlangen Granules	31	1,267	2%	45	1,230	3%	-14	37	3%
Compound Honeysuckle Granules	98	6,795	11%	152	9,028	21%	-54	-2,233	-25%
QingReJieDu Oral Liquid	30	1,080	2%			0%	30	1,080
Compound Schizandra Tablets	11	1,121	2%			0%	11	1,121
Ginseng and Venison Extract	52	6,363	11%			0%	52	6,363
Badger Oil	6	1,531	3%			0%	6	1,531
Total	619	58,871	100%	610	43,205	100%	9	15,666	36%

Since the first quarter of our fiscal year 2011, we have ceased the sales of Shark Vital Capsules. Since the fourth quarter of fiscal year 2010, we have introduced four new products to the market, namely QingReJieDu Oral Liquid, Compound Schizandra Tablets, Ginseng and Venison Extract, Badger Oil. They have been well accepted in the market and contributed 18% of total sales revenue for the nine months ended July 31, 2011.

For the nine months ended July 31, 2011, we also experienced an increase in the average selling price per pack of our products, as demonstrated in the table below:

	Average Price Per Pack
Product	2011	2010	Change
Siberian Ginseng (Acanthopanax) Series	111	81	37%
Tianma Series	106	77	38%
Compound Yangjiao Tablets	115	94	22%
Shark Vital Capsules		493
Shengmai Granules	47	41	15%
Balangen Granules	41	27	52%
Compound Honeysuckle Granules	69	59	17%
QingReJieDu Oral Liquid	36
Compound Schizandra Tablets	102
Ginseng and Venison Extract	122
Badger Oil	255

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $3,299 thousand, or 18%, from approximately $18,151 thousand for the nine months ended July 31, 2010 to approximately $21,450 thousand for the nine months ended July 31, 2011. This increase was primarily attributable to increase of sales and the cost of products sold from Siberian Ginseng Series products.

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

Operating and Administrative Expenses

Our total operating and administrative expenses increased by approximately $1,611 thousand, or 20%, from approximately $8,150 thousand for the nine months ended July 31, 2010 to approximately $9,761 thousand for the nine months ended July 31, 2011. This increase was primarily attributable to an increase of approximately $741 thousand, or 20%, in sales and marketing, an increase of approximately $536 thousand, or 24% in general and administrative expenses and an increase of approximately $334 thousand, or 15% in research and development expenses.  Increased operating and administrative expenses relate to our efforts to strengthen our research capacity, expand our distribution network, market share, and awareness of our premium quality products throughout China.

Income before Income Tax

As a result of the foregoing, our income before income tax increased by approximately $10,508 thousand, or 86%, from approximately $12,237 thousand for the nine months ended July 31, 2010 to approximately $22,745 thousand for the nine months ended July 31, 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar years of 2011 and 2010, CBP China was granted a 10% and 25% tax exemption, respectively, and pays enterprise income taxes of 15% and 0%, respectively.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately 2,702 thousand, from approximately $302 thousand for the nine months ended July 31, 2010 to approximately $3,004 thousand for the nine months ended July 31, 2011.

Liquidity and Capital Resources

We had retained earnings of approximately $74,005 thousand and $53,456 thousand as of July 31, 2011 and October 31, 2010, respectively. As of July 31, 2011, we had cash and cash equivalents of approximately $38,321 thousand and total current assets of approximately $58,940 thousand.  As of July 31, 2011, we had a working capital surplus of approximately $45,802 thousand. Our summary cash flow information is as follows:

Net cash provided by		Nine months ended July 31
(used in) :		2011	2010
		($ in thousands)
Operating	activities	26,425	22,883
Investing	activities	(17,145)	(2,559)

Based upon our present plan, we believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing capital needs for the next twelve months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. If required, failure to obtain financing arrangements on acceptable terms could have a material adverse effect on our business, results of operations and financial condition.

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased approximately $3,542 thousand, to net cash provided by operating activities of approximately $26,425 thousand for the nine months ended July 31, 2011 from net cash provided by operating activities of approximately $22,883 thousand for the nine months ended July 31, 2010. This increase was primarily attributable to an increase in net income of approximately $8,312 thousand, and a decrease in trade receivables of approximately $5,494 thousand, as average days sales outstanding fell to 84 days in 2011 from 118 days in 2010, which included a period of sales term incentives. We have tightened our credit terms with our clients to be within 90 days and will continue to increase our collection efforts to reduce our days sales outstanding. This increase in net cash provided by operating activities was also attributable to an increase in inventory level by approximately $3,267 thousand and increase in tax payable of approximately $2,614 thousand.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $14,586 thousand, to approximately $17,145 thousand for the nine months ended July 31, 2011, from approximately $2,559 thousand for the nine months ended July 31, 2010. This increase was primarily attributable to approximately $1,920 thousand of payments made to Ah City Phase Two Project construction-in-progress, an approximately $7,774 thousand in deposit of Exclusive Utilizing Right to Yichun Redstar Forestry Bureau and an approximately $7,774 thousand in deposit to Ah City Nature and Pharmaceutical Plant.

Contractual Obligations

On October 12, 2009, we entered into a purchase agreement with Stock Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Stock Co”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $24,875,622. Pursuant to the purchase agreement, a payment of $15,547,264 was made to Stock Co. in October 2009 and a payment of $ 7,773,632 was made to Stock Co. in January 2011, with a final payment of $1,554,726 due by December 31, 2011, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $5,964,646.  Pursuant to the Purchase Agreement, a payment of $4,175,252 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,789,394 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at July 31, 2011.

On January 11, 2011, CBP China entered into an Exclusive Agreement of Utilizing Undergrowth Resources (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which is rich in wild Siberian Ginseng plant and also includes approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,773,632 was made to Forestry Bureau in January, 2011 and with a final payment of $7,773,632 due in 12 months from the date of Agreement approved by local government authorities for a total consideration of $15,547,264.  Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In January, 2011, CBP China started its Ah City Phase Two Project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and we recorded $1,920,087 as deposit for Ah City Phase Two Project. The estimated total investment for Ah City Phase Two is $18,656,716 with approximately 60% will be paid in 2011 and rest paid in 2012. The project is predicted to finish in 2012.

As of July 31, 2011, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, office floors, undergrowth resources, and Ah City Phase Two Project from four parties of approximately $27,854,381. The amounts to be paid in the future years are as follows:

Calendar Year	Payment for properties
2011	$9,273,943
2012	18,580,438
2013
2014
2015
Thereafter
Total	$27,854,381

Trade Receivables

The net trade receivables decreased approximately $6,285 thousand from approximately $19,814 thousand on October 31, 2010 to approximately $13,529 thousand on July 31, 2011. This decrease was primarily attributable to the result of our stringent sales policy on days sales outstanding.

Inventory

Inventory amounts increased approximately $3,987 thousand from approximately $2,646 thousand on October 31, 2010 to approximately $6,633 thousand on July 31, 2011. This increase was primarily attributable to an increase of approximately $1,828 thousand in raw materials, an increase of $1,259 thousand in work-in-progress, and an increase of $903 thousand in finished goods.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). On February 3, 2011, we filed a Form 8-K, Item 4.02, Non-Reliance on Previously Issued Financial Statements or A Related Audit Report or Completed Interim Review, in connection with an error in calculating the weighted average common stock outstanding on a diluted basis as of October 31, 2010 which affected the calculation of the diluted earnings per share. Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the situation, we added another person to review and check our quarterly report before providing to auditor. This is to minimize any errors or omissions related to our report.

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

PART II

Item 1. Legal Proceedings.

As of September 14, 2011, we are not a party to, or threatened by, any legal proceedings.

Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

In the nine-month period ended July 31, 2011, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. [Removed and Reserved].

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)
3.2	Second Restated Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceutical Inc. (3)

10.1	Renhuang Pharmaceuticals, Inc. 2007 Non-Qualified Company Stock Grant and Option Plan (4)
10.2	2003 Omnibus Securities Plan (5)
10.3	Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009 (6)
10.4	Employment Agreements with Weiqiu Dong (3)
10.5	English translation of Purchase Agreement for Patents dated September 1, 2009 (7)
10.6	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical Plant dated October 12, 2009 (7)
10.7	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010 (8)
10.8	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010 (8)
10.9	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010 (8)
10.10	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010 (8)
10.11	Exclusive Purchase Agreement, with Yichun Red Star Forest Bureau, of Acanthopanax Resources (9)

21.1	Subsidiaries of the registrant (2)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)
101.LAB	XBRL Taxonomy Extension Label Linkbase (10)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (10)

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(3)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(4)	Incorporated by reference from Form S-8 filed with the SEC on May 2, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(6)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(7)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(9)	Incorporated by reference from Form 8-K filed with the SEC on July 14, 2010.
(10)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1993, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Li Shoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: September 14 , 2011	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Principal Financial Officer)