Form 10-K
period 2011-10-31
China Botanic Pharmaceutical
filed 2012-01-30
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

Commission File Number: 001-34808

CHINA BOTANIC PHARMACEUTICAL INC.

(Exact name of registrant as specified in its charter)

Nevada	88-1273503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Level 11, Changjiang International Building No. 28, Changjiang Road Nangang District, Harbin Heilongjiang Province, China 150090 (Address of principal executive offices)

86-451-5762-0378

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

☐ Yes  ☒ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 29, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23,177,849 based upon the closing price of $1.43 as quoted on the NYSE AMEX. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2011, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I

Item 1. Business.

Overview

We are a high-tech enterprise engaged in the research, development, manufacture, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China (“PRC” or “China”). We have three “Good Manufacturing Practice” or GMP certified production facilities - Ah City Natural and Biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant -capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional over-the-counter (“OTC”) Chinese medicines. Botanical anti-depression and nerve-regulation products account for approximately 70% of our revenues and we intend to strengthen our development in this area. We have entered into sales agency agreements with our sales agents through them our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China.

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

On August 28, 2006, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Harbin Renhuang Pharmaceutical Company Limited or Renhuang BVI, a company incorporated in the British Virgin Islands.  Pursuant to the Exchange Agreement we acquired all of the outstanding capital stock of Renhuang BVI, and indirect ownership of Renhuang BVI’s wholly owned subsidiary, Harbin Renhuang Pharmaceutical Co. Ltd or CBP China, which operates a pharmaceutical development, manufacturing and distribution business through various research and manufacturing facilities in the PRC.

Since our inception, we have had the following name changes:

August 1988 August 1996 June 1997	Solutions, Incorporated Suarro Communications, Inc. Comtech Consolidation Group, Inc.

February 1999	E-Net Corporation

May 1999	E-Net Financial Corporation

January 2000	E-Net.Com Corporation

February 2000	E-Net Financial.Com Corporation

January 2002	Anza Capital, Inc (“Anza”)

July 2006	Renhuang Pharmaceuticals, Inc

November 2010	China Botanic Pharmaceutical Inc.

Substantially all of our assets and operations are located in the PRC. The following diagram illustrates our corporate structure as of October 31, 2011

China Botanic Pharmaceutical Inc. and its subsidiaries will be referred collectively as “We”, “us” or “the Company” hereinafter.

Recent Developments

Siberian Ginseng Polysaccharide Extract Powder. On December 13, 2011, The Company issued a press release to announce that the company has successfully developed a new Siberian Ginseng Polysaccharide Extract Powder and was awarded the Scientific and Technological Achievements Appraisal Certificate by the Science and Technology Bureau of Heilongjiang Province. The Siberian Ginseng (Acanthopanax) Polysaccharide Extract Powder is an all-natural substance extracted from the stem of Siberian Ginseng utilizing proprietary extraction technology developed by the China Botanic research team. The Company's Extract Powder technology was developed using its patented process of separating and extracting effective parts of the Siberian Ginseng (China Patent Number: ZL200710301682X), which was granted by the State Intellectual Property Office of the People's Republic of China in December 2010 .According to pharmacological research, Siberian Ginseng Extract Powder contains strong immunogenic and antitumor properties with minimal side effects. The Company's management estimates a significant market potential for Extract Powder based products, such as Siberian Ginseng Polysaccharide Extract Powder tablets and capsules. The Company plans to gradually launch its Extract Powder products in the market in 2012.

In the fourth quarter of 2011, we entered into purchase agreements with unrelated third parties to acquire the following five patents:

•	Patent of Ingredients and Preparation for Parkinson Drug
•	Patent of Ingredients and Preparation for XiangDouSu
•	Patent of Mudouye Extract
•	Patent of Hongdoushan Extract
•	Patent of Ingredients and Preparation for Jizhi Pills

Patent for “Extraction of effective ingredients of Siberian Ginseng and its preparation and application” (China Patent Number: ZL200710301682X). In December of 2010, the Company was granted a patent by State Intellectual Property Office of PRC. The extraction method has helped the Company successfully segregate effective ingredients from Siberian Ginseng, which include three main active elements, including, Syringin, Total Glucosides and Total Flavonoids. In particular, Syringin has significant effect in the treatment of depression and nerve regulation. This patent will be a catalyst to drive the development of the Company’s innovative Acanthopanax series, such as Lyophilized Syringin Powder and Total Glucosides Total Flavonoids Soft Capsule. The patent covers a wide variety of possible Siberian Ginseng extraction methods and applications, creating a high barrier to entry for competitors seeking to develop similar Siberian Ginseng products. The patent will also provide market exclusivity for a period of 20 years.

Ah City Phase Two project. We have finished the architectural design of Ah City Phase Two project and are in the process of obtaining approval from relevant government authorities. We expect to finish all the procedures by April, 2012 and will start the construction once we receive approval documents. As of October 31, 2011, we have incurred a total of $1,937,103 of construction-in-progress. The Ah City Phase Two project is expected to be completed in the year of 2013.

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
Botanical anti-depression and nerve-regulation products

Siberian Ginseng (Acanthopanax) Series:

Siberian Ginseng (Acanthopanax) Tablets

Siberian Ginseng (Acanthopanax) Syrup

Siberian Ginseng (Acanthopanax) Extract(100g)

Siberian Ginseng (Acanthopanax) Extract(338g) [Note: The Drug Approval Number of Ginseng (Acanthopanax) Extract is under the name of Renhuang Stock*]

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

	Tianma Series: Tianma Tablets (sugar coated, 48 tablets) Tianma Tablets (sugar coated, 100 tablets)	Dispel coldness; relieve pain and headache caused by blood supply shortage and blood stasis

	Compound Yangjiao Tablets (sugar coated, 50 tablets)	Relieve pain from migraines, vascular headaches, tension headaches and nervous headaches

Product Category	Product	Main Functions
	Compound Schizandra Tablets	Regulation of the central nervous system. to generate body fluids and alleviate thirst, nourish the kidneys, cure insomnia and palpitations, and is also widely used as treatment for neurasthenia.

Biopharmaceutical products

Badger Oil

[Note: The Drug Approval Number of Badger Fat is under the name of Renhuang Stock*]

Ginseng and Venison Extract

[Note: The Drug Approval Number of Ginseng and Venison Extract are under the name of Renhuang Stock*]

Treatment of burn and scald Nourish the blood and the kidneys, restore the body's energy and increase endurance.

Botanical antibiotics and traditional OTC Chinese medicines	Banlangen Granules	Antiviral (anti-influenza) and broad-spectrum antibiotic

	Compound Honeysuckle Granules	Antiviral; antibacterial; and anti-inflammatory

	Shengmai Granules	Regulate blood flow; strengthen heart beat; and improve the immune system and blood quality

	Qing Re Jie Du Oral Liquid	Treating the flu, upper respiratory infections, and sore throats

*	The Siberian Ginseng (Acanthopanax) Extract, Badger Oil, and Ginseng and Venison Extract are registered by Renhuang Stock Co. (“Renhuang Stock”), a company of which Mr. Shaoming Li, our chairman, chief executive officer and president, serves as chairman and is a 50% shareholder. In 2010, we received licenses from Renhuang Stock to produce Siberian Ginseng (Acanthopanax) Extract.

The following table reflects the approximate sales, before sales rebates, of our three product categories during the fiscal years ended October 31, 2011 and 2010:

	2011			2010			Change (2011 – 2010)
Product Category	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales	Quantity (Pack’000)	Amount ($’000)	% of Sales
Botanical anti-depression and nerve-regulation products	489	55,789	70.1%	529	44,697	71.3%	(40)	11,092	24.8%
Biopharmaceutical products	75	10,464	13.1%	15	3,210	5.1%	60	7,254	226.0%
Botanical antibiotics and traditional OTC Chinese medicines	242	13,355	16.8%	307	14,794	23.6%	(65)	(1,439)	(9.7)%
Total	806	79,608	100.0%	851	62,701	100.0%	(45)	16,907	27.0%

The following table reflects the approximate sales rebates and net sales, of our three product categories during the fiscal years ended October 31, 2011 and 2010:

	2011			2010			Change (2011-2010)
	Sales	Sales rebates	Net sales	Sales	Sales rebates	Net sales	Sales	Sales rebates	Net sales
Product Category	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)%		%	%
Botanical anti-depression and nerve-regulation products	$55,789	$6,326	$49,463	$44,697	$5,459	$39,238	24.8%	15.9%	26.1%
Biopharmaceutical products	10,464	—	10,464	3,210	1,004	2,206	226.0%	(100.0)%	374.3%
Botanical antibiotics and traditional OTC Chinese medicines	13,355	568	12,787	14,794	1,054	13,740	(9.7)%	(46.1)%	(6.9)%
Total	$79,608	$6,894	$72,714	$62,701	$7,517	$55,184	27.0%	(8.3)%	31.8%

Botanical anti-depression and nerve-regulation products

Botanical anti-depression and nerve-regulation products contributed approximately $49.46 million to our revenue in 2011 ($39.23 million in 2010) and accounted for approximately 68.0% of total product sales after sales rebates in 2011 (71.1% in 2010).

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

•	Treat cerebrovascular and cardiovascular disease. Siberian Ginseng (Acanthopanax) has positive effects on coronary heart disease, angina, high blood pressure and blood pressure regulation. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•	Anti-fatigue. Total Glucosides of Siberian Ginseng (Acanthopanax) has powerful anti-fatigue effects that are more effective than Ginseng. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•	Antioxidant. Siberian Ginseng (Acanthopanax) helps to delay the aging process. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

•	Strengthening the body: Total Glucosides of Siberian Ginseng (Acanthopanax) promotes fat, sugar and protein metabolism, and regeneration of hepatic (liver) cells; it improves protein and nucleic acid synthesis and strengthens physical performance. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

 Tianma Tablets and Compound Yangjiao Tablets:

Tianma Tablets and Compound Yangjiao Tablets are botanic drugs used to treat headaches and regulate nerves.  Their known benefits and low side-effects have led to them being the top sellers among medication with similar properties in China.

Compound Schisandra Tablets

Compound Schisandra Tablets are also botanic drug which is used to regulate central nervous system, generate body fluids and alleviate thirst, nourish the kidneys, cure insomnia and palpitations, and is also widely used as treatment for neurasthenia.

Biopharmaceutical products

Biopharmaceutical products contributed approximately $10.46 million to our revenue net of sales rebate in 2011 ($3.21 million in 2010) and accounted for approximately 14.4% of total product sales net of sales rebate, in 2011 (4.0% in 2010).

Ginseng and Venison Extract

Ginseng and Venison Extract comprises nutrients from ginseng and deer, and is used to nourish the blood and the kidneys, restore the body's energy and increase endurance.

Badger Oil

Badger Oil expels toxin by cooling, swelling and relieving pain. For mild water and fire burns, scalds and skin pain. Promoting cells reborn and helping for improving parched, chapped and rough skin.

Botanical antibiotics and traditional OTC Chinese medicine products

Botanical antibiotics and traditional OTC Chinese medicines contributed approximately $12.79 million to our revenue net of sales rebate in 2011 ($13.74 million in 2010) and accounted for approximately 17.6% of total product sales net of sales rebate in 2011 (24.9% in 2010).

Raw materials and Suppliers

The raw materials of Siberian Ginseng (Acanthopanax) based products are effective ingredients extracted from the Siberian Ginseng (Acanthopanax) plant.  In China, about 94% of the wild Siberian Ginseng (Acanthopanax) resources grow in the Heilongjiang Province (Source: Heilongjiang Dongbei net).  The company controlled over 75% of the wild Siberian Ginseng (Acanthopanax) resources production in China through exclusive purchase agreements with local governments.

On January 11, 2011, the Company through its wholly own subsidiary, CBP China, replaced and supplemented the July 8, 2010 Exclusive Purchase Agreement with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) with the Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau (the “Agreement”) which provides us with 30 years exclusive license right to use approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In addition, through the Exclusive Purchase Agreement with Dongfanghong Forestry Bureau, we also have the exclusive rights for an indefinite term to purchase the wild Siberian Ginseng (Acanthopanax) grown on 6,667 hectares of land in Dongfanghong, Heilongjiang Province.

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

With the increasing demand of our products and further expansion of our business, we started Siberian Ginseng Depth Development and Industrialization Project (“Ah City Phase Two”) in the beginning of 2011. We have finished the architectural design of Ah City Phase Two project and are in the process of obtaining approval documents from relevant government authorities. We expect to receive all the documents by April, 2012 and will start the construction thereafter. As of October 31, 2011, we have incurred a total of $1,937,103 of construction-in-progress. The Ah City Phase Two project is expected to be completed in the year of 2013.

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

Marketing and Product Distribution

We have entered into sales agency agreements with sales agents through which our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China. Our products are mainly sold by our distributors to pharmacies, medicine wholesale centers, hospitals and other medical agencies. No customer has contributed over 10% of our total revenue before sales rebate in fiscal year 2011 compared with one customer has contributed to 11.01% of our total revenue before sales rebate in fiscal year 2010.

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

Research and Development

We are committed to developing new products and improving our current products.  During the fiscal years ended October 31, 2011 and 2010, we spent $3,592,555 and $3,042,815, respectively, on research and development.

Aligned with our line of business, our research and development (“R&D”) activities are focused on the following:

•	Development of single-plant anti-depression & nerve regulation products;
•	Extraction of certain components from Siberian Genseng
•	Cultivation of Siberian Ginseng; and
•	Development of OTC product upgrades.

In 2011, we focused our research on cultivation techniques of Siberian Ginseng to solidify our future raw material supply. We are also researching on new drugs containing certain effective ingredients from Siberian Ginseng, which we expect to launch in the following years.

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

R&D Achievements

We have received the following achievements and recognitions for our research and development:

2011

Patent of Ingredients and Preparation for Parkinson Drug

Patent of Ingredients and Preparation for XiangDouSu

Patent of Mudouye Extract

Patent of Hongdoushan Extract

Patent of Ingredients and Preparation for Jizhi Pills

Completed research of the chromatographic fingerprints for its Siberian Ginseng series products, utilizing a state-of-the-art analysis method which identifies the chemical characteristics of the designated medicine.

2010	Received patent for “Extraction of effective ingredients of Siberian Ginseng and its preparation and application”, (China Patent Number: ZL200710301682X), which was granted by the State Intellectual Property Office of the People's Republic of China in December, 2010

2009	The Siberian Ginseng (Acanthopanax) Polysaccharides products were awarded “Key Products in Heilongjiang Province” by Heilongjiang Science and Technology Office

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

•	Siberian Ginseng Total Glucosides Total Flavonoids Soft Capsule. We are in the process of developing Siberian Ginseng Total Glucosides Total Flavonoids Soft Capsule for the treatment of senile dementia. Initial pharmacology and toxicology tests show the product to have few side effects, and are safe and reliable, and suitable for long-term use. Ongoing pharmaceutical research and evaluating quality standards and stability will last about half year. We will compile the clinical documents and apply for the clinic approval after the stage is finished. We expect to receive new drug certificate and production approval by the end of 2013 and start selling in 2014.

•	Total Alkaloids of Sophora Flavescens Development Project. As a new drug against Hepatitis B, total alkaloids of Sophora flavescens can be used to replace α - interferon, matrine and oxymatrine injections. At present, the project is in the process of pharmacology and toxicology research and which will be completed by the end of 2012. We expect to receive new drug certificate and production approval by 2015 and start selling in 2015.

•	Schisandra Integrated Development Project. Schisandra is a wild plant with high medical and health values. Modern studies have shown that Schisandra contains lignin, which has strong efficacy in treating insomnia. The company has successfully completed the methodological work for medicinal Schisandra lignin determination and developed a sound Schizandra medicinal quality standard. At present, the project is in the process of pharmacology and toxicology test. We expect to receive new drug certificate and production approval by the end of 2015 and start selling in year 2016.

•	Siberian Ginseng (Acanthopanax) Lyophilized Syringin Powder. We have successfully segregated Syringin from Siberian Ginseng through our proprietary extraction technology. Syringin has significant effect in the treatment of depression and nerve regulation. We have created a sample of Syringin Freeze-dried Acanthopanax Powder. If successful, this achievement will represent a great pioneering work in the field of Chinese medicine, and will enhance our competitive edge in this area. We have finished pharmaceutical research. At present, the project is in the process of pharmacology and toxicology test. We plan to finish the analysis by the end of 2013 and apply for clinical trial from the State Food and Drug Administration of PRC in 2014. The new drug certificate and production approval is expected to be obtained in the end of year 2016 and start selling in 2017.

Intellectual Property

We rely on intellectual property such as trade secrets and technical innovations, to protect and build our competitive position.

Patents

In the fourth quarter of 2011, we entered into purchase agreements with unrelated third parties to acquire the following five patents:

•	Patent of Ingredients and Preparation for Parkinson Drug
•	Patent of Ingredients and Preparation for XiangDouSu
•	Patent of Mudouye Extract
•	Patent of Hongdoushan Extract
•	Patent of Ingredients and Preparation for Jizhi Pills

We have received patent for “Extraction of effective ingredients of Siberian Ginseng and its preparation and application”, (China Patent Number: ZL200710301682X), which was granted by the State Intellectual Property Office of the People's Republic of China in December, 2011.

We have purchased from Harbin Renhuang Pharmaceutical Stock Co., Ltd (“Renhuang Stock”) two patents, Injection Preparation Method against Hepatitis B (Patent No.: ZL200410043718.5) and Total Alkaloids of Sophora Flavescens Extraction Method (Patent No.: ZL200410043717.0). Our PRC subsidiary has been registered as the owner of such patents with the Intellectual Property Office of the PRC. Renhuang Stock is a company of which Mr. Shaoming Li, our chairman, chief executive officer and president, serves as chairman and is a 50% shareholder. The patents will be expired in 2024.

Design Patents

Design patents are one of three patent categories available under Chinese patent law and are awarded to recognize a unique shape, pattern, or a combination of the two, in an industrial application. A design patent can strengthen brand value by protecting a valuable item of intellectual property. On December 20, 2009, the State Intellectual Property Office of China ("SIPO") of the People's Republic of China recently granted us patent protection for the product packaging design for its Compound Honeysuckle Granules. The patent term is 10 years. The package design of Compound Honeysuckle Granule is unique and instantly recognizable with an array of bright colors.  The packaging features images of the plants which form the key ingredients of the remedies, reminding consumers that the products are all-natural, plant-based products. We now hold a total of four patents for packaging designs for Tianma Tablets, Shengmai Granules, Compound Honeysuckle Granules, and Ginseng and Venison Extract and we intend to seek patents for other proprietary designs in the future.

Trademarks

We have received from Renhuang Stock a perpetual and non-exclusive royalty-free license to use the word “RENHUANG” in our trade name and as a trademark in connection with the sale of our products.

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

Medical Reform in China

The Chinese government announced a major comprehensive health reform effort in April 2010, committing Renminbi 850 billion over three years to the project, even amid a major economic recession. This plan has been approved by the State Council of the People’s Republic of China “PRC”. The implementation of this plan will give more than 90% of China's population basic health insurance policies, providing better public health and medical services.

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

Pursuant to the Notice Concerning Releasing the State Medicine Catalogue for Basic Medical Insurance, Occupational Injury Insurance and Maternity Insurance of the PRC, all medicines in the national essential drug list are Tier A medicines in the national medical insurance catalog; a vast majority of patients will be fully reimbursed for medicines listed in the national essential drug list. And therefore terminal sales of the listed medicines at hospitals and drug stores will be spurred. Two of our products, Banlangen Granules and Shengmai Granules, have been included in the national essential drug list. We believe we will enjoy long-term benefits from the healthcare reform as more patients could afford our products due to such full reimbursement. In addition, we expect to become one of China’s essential medicine suppliers as the PRC government moves forward with its reforms in 2012.

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

Competition

We face competition from pharmaceutical manufacturers producing the same type of pharmaceuticals.  Our competitors vary by product categories:

Botanical anti-depression and nerve-regulation products

As a result of our low-cost access to significant wild Siberian Ginseng (Acanthopanax) resources, our advanced technology and equipment, our R&D efforts and our ability to effectively set the standard on the market, we have become the main manufacturer of these products with approximately 51% market share, which is estimated by the Company’s sales department, as of fiscal year 2011. Our major competitors are Heilongjiang Gerun Pharmaceutical Co., Ltd. and Harbin Shengyuan Biological Engineering Co., Ltd. We intend to further develop this market and strengthen our leadership position.

Biopharmaceutical products

Our Ginseng and Venison Extract was introduced into the market in the fourth quarter of fiscal year 2010. To date, we believe that there is no other company produces the same product in the market.

Our Badger Oil was launched in the first quarter of fiscal year 2011. To date, we believe that there is no other company produces the same product in the market.

Botanical Antibiotics and traditional OTC Chinese medicines

Our Banlangen Granules have a market share of 13%, which is estimated by the Company’s sales department, as of fiscal year 2011. Our major competitors are Guangzhou Baiyunshan Hutchison Whampoa Chinese Medicine Co., Ltd. and Guangzhou Xiangxue Bio-Medical Engineering Co., Ltd.

Our Compound Honeysuckle Granules have a market share of 16%, which is estimated by the Company’s sales department, as of fiscal year 2011. Our major competitors are Hebei Guojin Pharmaceutical Co., Ltd. and Shiyitang Pharmaceutical Factory of Harbin Pharmaceutical Group.

Our Shengmai Granules have a market share of 5%, which is estimated by the Company’s sales department, as of fiscal year 2011. Our major competitors are Hebei Meibao Pharmaceutical Co., Ltd. and Guangxi Nanjing Weiwei Pharmacy Co. Ltd.

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

Pharmaceutical Manufacturer

As a manufacturer of pharmaceutical products, we are subject to continuing regulation by the SFDA. Pursuant to the PRC laws and regulations on the administration and supervision of the pharmaceutical manufacturers in the PRC, a pharmaceutical manufacturer must obtain pharmaceutical manufacturing permit from SFDA’s provincial branch. A pharmaceutical manufacturer must meet the GMP standards for each of its production facilities in the PRC in respect of each form of pharmaceutical products it produces. If a manufacturer meets the GMP standards, SFDA will issue to the manufacturer a GMP certificate with a five-year validity period. We have obtained GMP certification from SFDA to produce pharmaceutical products and raw materials in China for all of our manufacturing facilities.  The GMP certification criteria include institution and staff qualifications, production premises and facilities, equipment, raw materials, hygiene conditions, production management, quality controls, product distributions, maintenance of sales records and manner of handling customer complaints and adverse reaction reports. In addition, we have obtained pharmaceutical manufacturing permits from Heilongjiang provincial food and drug administration. Our current pharmaceutical manufacturing permit, issued by the Heilongjiang branch of SFDA, will be valid until December 31, 2015.

Approval and Registration of Pharmaceutical Products

A medicine must be approved and registered by the SFDA before it can be manufactured. A pharmaceutical manufacturer is allowed to manufacture a medicine only if it has obtained the medicine registration approval of such medicine. The registration and approval process requires the manufacturer to submit to SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. The effective term of such medicine registration approval is five years and the pharmaceutical manufacturer needs to apply for and obtain the renewed medicine registration approval if it intends to continue manufacturing such medicine upon the expiration of the first five-year term. The process by SFDA for issuing and renewing the medicine registration approvals can be lengthy, and the results are unpredictable.

All of our products have received medicine registration approvals from SFDA, which approves medicine manufacturing with a national standard. Pursuant to drug approval number using agreements between Renhuang Stock and our PRC subsidiary, our PRC subsidiary is producing three products, namely Siberian Ginseng Extract, Ginseng and Venison Extract and Badger Oil, which are registered under the name of Renhuang Stock. These three products are produced in Dofanghong pharmaceutical plant, which we lease from Renhuang Stock. We have submitted applications to SFDA for the transfer of the registrations of these three products from Renhuang Stock to us. We will not be charged of any drug number using fee under the agreement before the transfer is completed. Such arrangement made by our PRC subsidiary may be deemed as producing these three products without obtaining required drug approvals before we obtain the production permission of the drugs, which may result in administrative penalties including confiscation of the inventories of these three products, confiscation of the gains arising from the manufacturing of these three products, fines, suspension of the operation and/or revocation of the Drug Production Permit of our PRC subsidiary.

Price Controls

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs and those pharmaceuticals whose production or trading are deemed to constitute monopolies are subject to price controls in the form of fixed prices or price ceilings. The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission, or the NDRC, and provincial and regional price control authorities.  Of our products, Siberian Ginseng Tablets, Shengmai Granules, Banlangen Granules, Compound Honeysuckle Granules, Tianma Tablets, Compound Yangjiao Tablets and Qing Re Jie Du Oral Liquid are subject to price controls. These seven products accounted for 36.2% of our total sales in fiscal year 2011.

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

Currently, four dosages of our products, including Siberian Ginseng Tablets, Shengmai Granules, Banlangen Granules and Qing Re Jie Du Oral Liquid, are included in the national catalog of the 2009 version which is currently effective and seven dosages of our products, including Siberian Ginseng Tablets, Shengmai Granules, Banlangen Granules, Compound Honeysuckle Granules, Tianma Tablets, Compound Yangjiao Tablets and Qing Re Jie Du Oral Liquid, are included in the provincial medicine catalogs of Heilongjiang province.

National essential drug list

The national essential drug list is a part of the recent 2009 healthcare reform of the PRC. This new catalog is considered superior to the national medical insurance catalog because all medicines in the essential drug list are Tier A medicines in the national medical insurance catalog. Under the healthcare reform, the Chinese government proposed to establish a national basic medicine system based on a national essential drug list. According to the relevant policy, 90% of China’s citizens will be covered by a universal healthcare system by the year 2012. As a result, a vast majority of patients will be fully reimbursed for medicines listed in the national essential drug list and partially reimbursed for medicines listed in the national medicine insurance catalog for the National Medical Insurance Program. Two of our products, Shengmai Granules and Banlangen Granules, have been included in the national essential drug list. We therefore believe we will enjoy long-term benefits from the healthcare reform as more patients could afford our products due to such full reimbursement. In addition, we expect that we will become one of China’s essential medicine suppliers as the PRC government moves forward with its reforms in 2012.

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

Employees

As of October 31, 2011, we have 83 full-time employees who have entered into labor contracts with our PRC subsidiary; we have approximately 485 employees dispatched from a labor dispatching company. We have approximately 142 employees in management positions, 30 in research and development, 474 in the production, storage and distribution, and 20 in the marketing and sales (excluding our 3,000 distributors in over 70 sales centers across 24 provinces in China). Our PRC subsidiary may not fully contribute the social insurance and housing fund for such 83 employees, and may not fully contribute the social insurance for the 459 dispatched employees as required by the agreement between our PRC subsidiary and the relevant employee dispatching agency.

Intangible Assets

We have three patented production techniques, Injection Preparation Method against Hepatitis B (Patent No.: ZL200410043718.5), Total Alkaloids of Sophora Flavescens Extraction Method (Patent No.: ZL200410043717.0), and “Extraction of effective ingredients of Siberian Ginseng and its preparation and application”, (China Patent Number: ZL200710301682X).

In the fourth quarter of 2011, we entered into purchase agreements with unrelated third parties to acquire the following five patents:

•	Patent of Ingredients and Preparation for Parkinson Drug
•	Patent of Ingredients and Preparation for XiangDouSu
•	Patent of Mudouye Extract
•	Patent of Hongdoushan Extract
•	Patent of Ingredients and Preparation for Jizhi Pills
18

We hold a total of four design patents for packaging designs for Tianma Tablets, Shengmai Granules, Compound Honeysuckle Granules, and Ginseng and Venison Extract.

On January 11, 2011, the Company through its wholly own subsidiary, CBP China, entered into an Exclusive Licensing Agreement with Yichun Red Star Forestry Bureau which provides us with an exclusive license to use approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province for a period of 30 years.

We have the Exclusive Purchase Agreement with Dongfanghong Forestry Bureau, through which the company has the exclusive right for an indefinite term to purchase the wild Siberian Ginseng (Acanthopanax) grown on 6,667 hectares of land in Dongfanghong, Heilongjiang Province.

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

As of October 31, 2011, Mr. Shaoming Li, our chairman, chief executive officer and president, owns 17,850,000 shares of our common stock, which represents approximately 48% of our outstanding shares of common stock. Mr. Li is able to exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and determination of significant corporate actions. This concentration of ownership could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

We have entered into and may continue to enter into transactions with related parties.

We have entered into, and may continue to enter into, transactions with our related parties, including without limitation Heilongjiang Renhuang Pharmaceutical Limited and Harbin Renhuang Pharmaceutical Stock Co., Ltd. (“Renhuang Stock”), during the normal course of our business or otherwise. Mr. Shaoming Li, a major stockholder of ours and our chairman, chief executive officer and president, is a major stockholder of Heilongjiang Renhuang Pharmaceutical Limited and chairman of the board of directors and 50% stockholder of Renhuang Stock  Among others, in 2009, we entered into purchase agreements with Renhuang Stock to acquire certain real property and intellectual property for a total consideration of $25,096,070 and $2,456,625, respectively. The purchase prices were based on fair market value appraised by independent third party appraisal firm. Although we believe that the transactions we have entered into with Heilongjiang Renhuang Pharmaceutical Limited and Renhuang Stock are, on the whole, no more favorable, and no less favorable, than those available from unaffiliated third parties, there were no independent directors on our board at those times to approve such transactions. As such, the transactions were approved by only Mr. Shaoming Li in his capacity as our sole director. See “Certain Relationships and Related Party Transactions.” We may continue to enter into transactions with Heilongjiang Renhuang Pharmaceutical Limited and Renhuang Stock in the future.

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

Currently, of our products, Siberian Ginseng Tablets, Compound Yangjiao Tablets, Tianman Tablets, Banlangen Granules, Qing Re Jie Du Oral Liquid, Compound Honeysuckle Granules and Shengmai Granules, are subject to such price controls. These seven products accounted for 36.2% of our total sales in fiscal year 2011.

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

We have limited protection and are subject to substantial competition.

We have three patented production techniques, Injection Preparation Method against Hepatitis B (Patent No.: ZL200410043718.5), Total Alkaloids of Sophora Flavescens Extraction Method (Patent No.: ZL200410043717.0), and “Extraction of effective ingredients of Siberian Ginseng and its preparation and application”, (Patent No.: ZL200710301682X). We will receive another five patents through purchase agreements made in the fourth quarter of our fiscal year 2011. Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for our products. As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous to or lower than those manufactured and sold by us.  Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to ours at a lower cost.

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

In addition, our PRC subsidiary is producing three products which are registered under the name of Renhuang Stock pursuant to the agreements between Renhuang Stock and our PRC subsidiary related to the free use of drug approval numbers. We have submitted applications to SFDA for the transfer of the registrations of these three products from Renhuang Stock to us. Before the transfer is completed, such arrangement made by our PRC subsidiary may be deemed as producing these three products without obtaining required drug approvals, which may result in administrative penalties including confiscation of the inventories of these three products, confiscation of the gains arising from the manufacturing of these three products, fines, suspension of the operation and/or revocation of the Drug Production Permit of our PRC subsidiary.

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

We current produce our Siberian Ginseng Extract, Ginseng and Venison Extract and Badger Oil through a drug approval number using agreement with Renhuang Stock which may not be legal under the SFDA regulations.

Pursuant to drug approval number using agreements between Renhuang Stock and our PRC subsidiary, our PRC subsidiary is producing three products, namely Siberian Ginseng Extract, Ginseng and Venison Extract and Badger Oil, which are registered under the name of Renhuang Stock. These three products are produced in Dofanghong pharmaceutical plant, which we lease from Renhuang Stock. We have submitted applications to SFDA for the transfer of the registrations of these three products from Renhuang Stock to us. However, such arrangement made by our PRC subsidiary may be deemed as producing these three products without obtaining required drug approvals before we obtain the production permission of the drugs, which may result in administrative penalties including confiscation of the inventories of these three products, confiscation of the gains arising from the manufacturing of these three products, fines, suspension of the operation and/or revocation of the Drug Production Permit of our PRC subsidiary.

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

A provision has not been made at October 31, 2011 for U.S. or additional foreign withholding taxes on approximately $79,375,132 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.

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

From January, 2011, our PRC subsidiary was granted a 10% tax exempt and paid 15% of enterprise income tax. Before that time, our PRC subsidiary was granted by the national tax office of Ah City a tax holiday and was fully exempt from the 25% enterprise income tax. This tax holiday was granted, without a statutory basis at the national level, by the governmental authorities of Ah City for the purposes of promoting local economic development.

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

We believe that our current cash and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the foreseeable future. As of October 31, 2011, we had cash of approximately $15.28 million and total current assets of approximately $51.07 million. As of October 31, 2011, we had a working capital surplus of approximately $40.27 million. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain one or more additional credit facilities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock and the issuance of additional shares will dilute all other stockholdings.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Our Articles of Incorporation permits the issuance of up to approximately 100,000,000 shares of common stock, of which there are 37,239,536 outstanding as of October 31, 2011. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by our current stockholders.

Item 1B.  Unresolved Staff Comments.

Because we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, this Item 1B is not applicable.

Item 2.   Properties.

We lease our Dongfanghong pharmaceutical plant located at Hulin City, Heilongjiang Province from Renhuang Stock, a company 50% owned by Mr. Shaoming Li, our chairman, chief executive officer and president. The lease has a total of approximately 3,580 square meters used for production and inventory. The lease is long term lease and we do not pay any rental fees for this.

On October 12, 2009, we entered into a purchase agreement with Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,096,070. The Ah City Natural and Biopharmaceutical plant is located at Harbin City, Heilongjiang Province and used for manufacturing and warehouse. Pursuant to the purchase agreement, a payment of $15,685,044 was made to Renhuang Stock in October 2009 and a payment of $7,842,522 was made to Renhuang Stock in January 2011, with a final payment of $1,568,504 will be paid once we received all the related title transfer document from local government, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

Our PRC subsidiary entered into a Contract Letter dated March 3, 2007 with Yerui Pharmaceutical Co of Zhongfa Industry Group (“Yerui”), under which our PRC subsidiary may, at a consideration of RMB 3,600,000 (including repayment of a bank loan granted by Agricultural Bank of China originally borrowed by Yerui with the amount of RMB 1,090,000), acquire the properties and assets of Yerui’s Chinese traditional extraction plant. Our PRC subsidiary is currently allowed by Yerui to occupy and use the Qingyang plant without rent payment. The Qingyang plant is located at Harbin City, Heilongjiang Province and used for manufacturing and warehousing. However, our PRC subsidiary has not fully paid the bank loan on behalf of Yerui nor has the ownership of the properties of Qingyang plant been transferred to our PRC subsidiary. Additionally, the properties of Qingyang plant have been mortgaged to Agricultural Bank of China as collateral for the bank loan, and the Agricultural Bank of China will have the right to dispose of the mortgaged properties.

Our PRC subsidiary entered into a Property Purchase Contract dated April 10, 2010 with Heilongjiang Yongtai Co, which is not a related party to our Company, pursuant to which our PRC subsidiary may purchase the 10th and 11th floors of the building located at No. 28, Changjiang St., Nangang District of Harbin Municipal. Our PRC subsidiary has paid the 1st installment of the total purchase price pursuant to such Property Purchase Contract and upon the full payment of the purchase price, Heilongjiang Yongtai Co. will transfer the ownership of such property to our PRC subsidiary. The Changjiang property is used by our corporate headquarters.

In anticipation of increasing demand of our products and further expansion of our business, we started Siberian Ginseng Depth Development and Industrialization Project (“Ah City Phase Two”) in the beginning of 2011. We have finished the architectural design of Ah City Phase Two project and are in the process of obtaining approval documents from relevant government authorities. We expect to receive all the documents by April, 2012 and will start the construction thereafter. As of October 31, 2011, we have incurred a total of $1,937,103of construction-in-progress. The Ah City Phase Two project will be used for expanding our current Siberian Ginseng Series product production and is expected to be completed in the year of 2013.

We believe our current facilities with the ability to manufacture 18 dosage forms and over 200 products could not meet our anticipated future demand and we are building our Ah City Phase Two project to allow us to capture future market growth and demand for our products. In addition as part of our growth strategy, we may also acquire new facilities or business in the future to expand our business.

Item 3.   Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of its operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. As of December 31, 2011, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

	High	Low
Year Ended October 31, 2010:
1st Quarter	$1.18	$0.52
2nd Quarter	$3.00	$1.00
3rd Quarter	$2.79	$1.69
4th Quarter	$2.36	$1.26

Year Ending October 31, 2011:
1st Quarter	$2.80	$1.80
2nd Quarter	$2.45	$1.40
3rd Quarter	$1.69	$0.71
4th Quarter	$1.42	$0.71

On January 3, 2012, the closing sale price of our shares of common stock was $0.80 per share and there were 37,239,536 shares of our common stock outstanding.  On October 31, 2011, our shares of common stock were held by approximately 77 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

We are engaged in the research, development, manufacture, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China. We have three GMP certified production facilities - Ah City Natural and Biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant -capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional OTC Chinese medicines.  Botanical anti-depression and nerve-regulation products account for approximate 70% of our revenues and we continue to strengthen our development in this area.  We have entered into sales agency agreements with our sales agents through them our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Pharmaceutical Industry Growth. We believe the market for pharmaceutical products in China is growing rapidly driven by China’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in China. In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens. Both the central government of China and provincial governments has published Lists of Essential Medicines to regulate the market. We expect these factors to continue to drive industry growth.

•	Pricing of Our Products. Seven of our products, which accounted for 36.2% of our total revenues in fiscal year 2011, are listed on the National or Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

•	Production Capacity. We believe much of the pharmaceutical market in China is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our current facilities with the ability to manufacture 18 dosage forms and over 200 products could not meet our future demand and we are building our Ah City Phase Two project, Depth Development and Industrialization of Siberian Ginseng, to produce more advanced Siberian Ginseng products and to allow us to capture future market growth and increase our revenue and market share accordingly.

•	Perceptions of Product Quality. We believe that rising health concerns in China have contributed to a greater demand for health-care products with perceived health benefits. We believe many consumers in China tend to prefer natural health care products with, we believe, limited side effects. Accordingly, we believe our reputation for quality and leadership position in a number of our products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

•	Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, which are affected by various market factors such as market demands, fluctuations in production and competition.

•	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to R&D.

•	Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

•	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

The following table sets forth certain information regarding our results of operation.

	For the year ended October 31,
	2011	2010
	($ in thousands)
Statements of Operations Data
Sales, net	72,714	55,184
Cost of goods sold	29,531	25,766
Gross profit	43,183	29,418
Operating and administrative expenses
Sales and marketing	6,024	4,966
General and administrative	4,046	3,615
Research and development	3,593	3,043
Total operating expenses	13,663	11,624
Income from operations	29,520	17,794
Other income	127	75
Income before income tax expenses	29,647	17,869
Income tax expenses	3,728
Net income	25,919	17,869
Other comprehensive income:
Cumulative currency translation adjustments	3,852	1,401
Total comprehensive income	29,771	19,270

Comparison of Years Ended October 31, 2011 and 2010

Total Comprehensive Income

Total comprehensive income increased by approximately $10.501 million, or 54.5%, from approximately $19.27 million in 2010 to approximately $29.77 million in 2011.  This increase was primarily attributable to an increase of approximately $17.53 million, or 31.8%, in net sales, and an increase of approximately $3.77 million, or 14.6%, in cost of goods sold and an increase of approximately $1.06 million, or 21.3%, in sales and marketing expenses, an increase of approximately $0.43 million, or 11.9%, in general and administration expenses, an increase of approximately $0.55 million, or 18.1%, in research and development expenses, and an increase of $2.45 million in cumulative currency translation adjustments. Our gross profit margin increased from 53.3% in 2010 to 59.4% in 2011.

Sales

Our sales consist primarily of revenues generated from sales of Botanical anti-depression and nerve regulation products; Biopharmaceutical products and Botanical antibiotics and traditional OTC Chinese medicines. Sales increased by approximately $17.53 million, or 31.8%, from approximately $55.18 million in 2010 to approximately $72.71 million in 2011.  This increase in sales was primarily attributable to the launching of our new products and strong market acceptance of our Siberian Ginseng Series products as a result of our marketing efforts, in addition to the price increase of our overall products.

We provide incentive sales rebates to our sales agents.  The rebate rate, which is based on a product basis, averaged of 8.7% and 12.0% of total sales for the year ended October 31, 2011 and 2010, respectively. Sales rebates are netted against total sales. The following table sets forth information regarding the net sales of our principal products before sales rebate during the fiscal years ended October 31, 2011 and 2010:

	2011			2010			2011 over 2010
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng (Acanthopanax) Series	356	40,939	51.4%	388	32,208	51.4%	-32	8,731	0.0%

Tianma Series	50	5,448	6.8%	59	4,780	7.6%	-9	668	-0.8%

Compound Yangjiao Tablets	68	7,854	9.9%	77	7,271	11.6%	-9	583	-1.7%

Shark Vital Capsules	-	-	0.0%	5	2,345	3.7%	-5	-2,345	-3.7%

Shengmai Granules	52	2,427	3.0%	79	3,224	5.1%	-27	-797	-2.1%

Banlangen Granules	39	1,587	2.0%	49	1,374	2.2%	-10	213	-0.2%
Compound Honeysuckle
Granules	115	8,046	10.1%	163	9,723	15.5%	-48	-1,677	-5.4%

QingReJieDu Oral Liquid	36	1,295	1.6%	16	473	0.8%	20	822	0.8%
Compound Schizandra
Tablets	15	1,548	1.9%	5	438	0.7%	10	1,110	1.2%

Ginseng and Venison Extract	66	8,283	10.4%	10	865	1.4%	56	7,418	9.0%

Badger Oil	9	2,181	2.9%	-	-	0.0%	9	2,181	2.9%

Total	806	79,608	100.0%	851	62,701	100.0%	-45	16,907	0.0%

While we had increased sales, we experienced a decrease in the sales of a number of our products mainly from the following few reasons. First, we increased the overall selling prices of our products range from 14.6% to 46.5% on January 1, 2011. The market normally needs six months or even longer to absorb the impact of price increase. Second, as the PRC government moves forward with the Healthcare Reform, we experienced demanding fluctuation and this situation will continue until the Healthcare Reform fully in place and the national healthcare system mature. Third, we increased the capacity per package for some of our products, such as Siberian Ginseng Tablets, the tablets per bottle increased from 100 to 400 tablets per bottle. Fourth, we focused our effort to our main products, Siberian Ginseng Series, Ginseng and Venison Extract, Badger Oil and Compound Schizandra Tablets which accounted for 66.5% of our total sales and have higher gross margin and we have dominated the market of these four products and will continue to put more effort to strengthen our market share.

The PRC government is injecting funds into healthcare insurance system to reimburse full or part of the medical expenses consumed by Chinese citizen. We expect the Healthcare Reform, when fully in place, will greatly improve the affordability of healthcare cost of Chinese people and therefore increase the demand for our products.  We have established Medical Reform Sales Department as a dedicated resource focused on capturing this tremendous growth opportunity.

In the third quarter of our fiscal year 2010, we introduced two new products to the market, Qing Re Jie Du Oral Liquid, which is used to cure seasonal flu, and Compound Schisandra Tablets, also known as magnolia vine, has been clinically proven to have significant benefits to the functioning and regulation of the central nervous system. In the last quarter of our fiscal year 2010, we introduced Ginseng and Venison Extract product to the market which nourishes the blood and kidney, restores the body's energy and increase endurance and has been in great demand since we launched the product. In the first quarter of our fiscal year 2011, we introduced Badger Oil which treats burns and scalds and attracted great attention from many patients.

On January 1, 2011, we increased the average sales price per pack of our products, as demonstrated in the table below:

	2011	2010
Sales revenues before sales rebate (in thousands)	$79,608	$62,701
Total sales quantity (pack in thousands)	806	851
Average selling prices/pack (in thousands)	$99	$74

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series, Tianma Series, Banlangen Granules and Ginseng and Venison Extract as demonstrated in the following table, which reflects the average sales price per pack by product for 2011 and 2010 and the percentage changes in the sales price per pack.

	Average Price Per Pack		Percentage
Product	2011	2010	Change
Siberian Ginseng (Acanthopanax) Series	$115	$83	38.5%
Tianma Series	109	81	34.5%
Compound Yangjiao Tablets	116	94	23.4%
Shark Vital Capsules	-	469	-100.0%
Shengmai Granules	47	41	14.6%
Banlangen Granules	41	28	46.4%
Compound Honeysuckle Granules	70	60	16.7%
Compound Schizandra Tablets	103	88	17.0%
Ginseng and Venison Extract	126	86	46.5%
Qing Re Jie Du Oral Liquid	36	30	20.0%
Badger Oil	242	-	-
Total	$99	$74	33.8%

We expect the demand for our products will increase as we continue to garner greater market acceptance, in particular the benefits of our Siberian Ginseng (Acanthopanax) Series in treating depression and nerve-regulation. Further, we see signs of increased demand from our newly launched product, Ginseng and Venison Extract which accounted for over 10% of our total sales revenue in fiscal year 2011. We believe that we will have a continuous and stable sales increase in these products for fiscal year 2012. In addition, we anticipate that we will be successful in becoming one of China’s essential medicine suppliers as the PRC government moves forward with its Health Reforms in 2012.

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including raw material, packaging material, labor cost, utilities and depreciation.  Cost of goods sold increased approximately $3.77 million, or 14.6%, from approximately $25.77 million in 2010 to approximately $29.53 million in 2011.  This increase was primarily attributable to increase in products sold and increases in certain raw material prices such as sugar and Siberian Ginseng raw material.

Although we anticipate that the cost of goods will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2012. We anticipate that beyond 2012, our price for raw materials and other production costs will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses.  Our total operating expenses increased by approximately $2.04 million, or 17.5%, from approximately $11.62 million in 2010 to approximately $13.66 million in 2011.

Sales and Marketing.  Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $1.06 million, or 21.3%, from approximately $4.97 million for 2010 to approximately $6.02 million for 2011. This increase was primarily attributable to an increase of approximately $0.97 million, or 20.2%, in advertising expenses as the Company intensified TV advertisements in Heilongjiang province for our botanic anti-depression series. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout China and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, rental, benefits, share-based compensation, and professional service fees.  General and administrative expenses increased by approximately $0.43 million, or 11.9%, from approximately $3.61 million for 2010 to approximately $4.05 million for 2011.  This increase was primarily attributable to an increase of approximately $0.29 million in rental expenses, an increase of approximately $0.13 million in amortization expenses and an increase of $0.09 million in salary expenses. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Research and Development. Our research and development expenses consist primarily of salary, equipment rental expenses, and Siberian Ginseng (Acanthopanax) cultivation related expenses.  Research and development expenses increased approximately $0.55 million, or 18.1%, from approximately $3.04 million for 2010 to approximately $3.59 million for 2011.  This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products, and research in cultivation techniques for Siberian Ginseng. Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income from Operations

As a result of the foregoing, our income from operations increased by approximately $11.73 million, or 65.9%, from approximately $17.79 million in our fiscal year 2010 to approximately $29.52 million in our fiscal year 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes. Our subsidiary registered in the PRC is subject to enterprise income taxes in China. For the calendar years of 2011and 2010, our PRC subsidiary was granted a tax reduction of 10% and 25%, respectively, with income tax payable of 15% and 0%, respectively. Our income tax expenses increased from $0 for fiscal year 2010 to approximately $3.73 million for fiscal year 2011.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $2.45 million, from approximately $1.40 million in 2010 to approximately $3.85 million in 2011.

Liquidity and Capital Resources

We had retained earnings of approximately $53.46 million and $79.38 million as of October 31, 2010 and 2011, respectively.  As of October 31, 2011, we had cash of approximately $15.28 million and total current assets of approximately $51.07 million. As of October 31, 2011, we had a working capital surplus of approximately $40.84 million. With the anticipated income from 2012, we believe our cash are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary cash flow information is as follows:

	Year ended October 31
Net cash provided by (used in):	2011	2010
	($ in thousands)
Operating activities	21,140	23,835
Investing activities	(34,664)	(4,699)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased approximately $2.70 million, from net cash provided by operating activities of approximately $23.84 million in 2010 to net cash provided by operating activities of approximately $21.14 million in 2011.  This decrease was primarily attributable to an increase in net income of approximately $8.05 million, an increase in the trade receivables of approximately $4.61 million as a result of increased sales, an increase in inventories of approximately $4.97 million, an increase in other receivables of approximately $6.37 million and an increase in tax payable of approximately $4.90 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $29.97 million, from approximately $4.70 million in 2010 to approximately $34.66 million in 2011. This increase was primarily attributable to the increase in payments made to purchase land use right, exclusive using right of undergrowth resources, prepayment of five patents and construction in progress.

Net Cash Provided by Financing Activities

We did not have any financing activities during fiscal years ended October 31, 2011 and 2010.

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

Contractual Obligations

On October 12, 2009, we entered into a purchase agreement with Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,096,070. Pursuant to the purchase agreement, a payment of $15,685,044 was made to Renhuang Stock in October 2009 and a payment of $7,842,522 was made to Renhuang Stock in January 2011, with a final payment of $1,568,504 will be paid once we received all the related title transfer document from local government, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,017,504.  Pursuant to the Purchase Agreement, a payment of $4,212,253 was made in April 2010 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,805,251 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2011.

Name of Fixed Asset	Purchase Date	Prepaid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Ah City Pharmaceutical Plant	October, 2009	23,527,566	1,568,504	25,096,070
Two Office Floor	April, 2010	4,212,253	1,805,251	6,017,504
Total		27,739,819	3,373,755	31,113,574

In January, 2011, CBP China started its Ah City Phase Two project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and we recorded $1,937,103 as Construction in progress for Ah City Phase Two project. The estimated total investment for Ah City Phase Two is $18,822,053. In anticipation of the project proceeding, we expect to pay approximately $9,356,129 in our fiscal year 2012 and $7,528,821 in our fiscal year 2013. The project is anticipated to be finished in 2013.

Name of Construction in Progress	Started Date	Paid Amount	Remaining Amount	Projected Total Amount
		US$	US$	US$
Ah City Phase Two(Siberian Ginseng Product Industrialization)	August, 2011	1,937,103	16,884,950	18,822,053

On January 11, 2011, CBP China entered into an Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) which provides us with 30 years exclusive license right to use approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,842,522 was made to Forestry Bureau in January, 2011, second payment of $6,274,018 was made in October, 2011 and with a final payment of $1,568,504 due in 12 months from the date of Agreement approved by local government authorities for a total consideration of $15,685,044. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In the fourth quarter of our fiscal year 2011, we purchased five patents listed as the following table.

Name of Intangible Assets	Purchase Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Patent of Ingredients and preparation for Parkinson Drug	August, 2011	1,348,914	1,348,914	2,697,828
Patent of Ingredients and preparation for XiangDousu	August, 2011	1,333,229	1,333,229	2,666,458
Patent of Mudouye Extract	September, 2011	1,882,205	1,882,205	3,764,410
Patent of Hongdoushan Extract	September, 2011	2,368,442	2,368,442	4,736,884
Patent of Ingredients and preparation for Jizhi Pills	October, 2011	2,117,481	2,117,481	4,234,962
Yichun Red Star Forrest Bureau Undergrowth Resource Exclusive Licensing right	January, 2011	14,116,540	1,568,504	15,685,044
Total		23,166,811	10,618,775	33,785,586

On February 1, 2011, the Company entered into an advertising contract with Harbin Weishi Advertising Company to advertise its products from February 1, 2011 to January 31, 2012 as shown on the following table.

Advertising Contract	Contract Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Harbin TV Weishi Advertising Company	February, 2011	4,587,875	1,529,292	6,117,167

As of October 31, 2011, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, two office floors, undergrowth resources right, five patents, advertising contract and Ah City Phase Two construction in progress of approximately $32,406,772. The amounts to be paid in the future years are as follows:

Calendar Year	Payment for properties
2012	$23,072,700
2013	9,334,072
2014
2015
2016
Thereafter
Total	$32,406,772

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

New Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, this ASU is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. It is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. It is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. Because the Company is currently adopted to present comprehensive income within the consolidated statements of changes of equity and therefore, it is expected this ASU would change the presentation of comprehensive income in the Company’s consolidated financial statements upon its adoption. It is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2001-11 Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities: The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. It is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. It is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management's assessment and review of our financial statements and results for the year ended October 31, 2011, we have not established effective internal controls.

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

During our review of our financial statements and results for the year ended October 31, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. Based on the evaluation of our internal control over financial reporting, we determined that we had significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The significant deficiencies we found related to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements. Based on our evaluation and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of October 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us, as a smaller reporting company, to provide only management’s report in this Annual Report.

Remediation Plan

We are devoting significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, and implementing additional financial and management controls, reporting systems and procedures.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Changes in Internal Controls

Since the third quarter of our 2009 fiscal year, we have begun the implementation of remedial measures including hiring of a new chief financial officer in January 2010 (who resigned on August 3, 2010 for personal reason and was replaced by an interim chief financial officer. On December 14, 2010, we subsequently hired Mr. Weiqiu Dong as our new chief financial officer), adding additional staff, appointing three independent Directors to our board of directors, engaging consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for fiscal year 2011, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward.  As results of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

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

Name	Age	Position	Period Served

Shaoming Li	50	Chairman of the board of directors, Chief Executive Officer, and President	2006-present

Weiqiu Dong	41	Chief Financial Officer	2010-present

Zack Pan	44	Independent Director, Chairman of Audit Committee	2011-present(1)

Bingchun Wu	79	Independent Director, Chairman of Compensation Committee	2010-present

Changxiong Sun	67	Independent Director, Chairman of Nominations Committee	2010-present

Dianjun Pi	56	Director	2010-present

Jiang He	41	Secretary	2006-present

_________________________

(1)      Mr. Pan was appointed on October 15, 2011 by the Board of Directors.

Shaoming Li. Shaoming Li has served as the Chairman of the board of directors, Chief Executive Officer and President since founding Harbin Renhuang Pharmaceutical Co. Ltd. in 2006. Mr. Li has more than 20 years of experience in the pharmaceutical and finance industry. Mr. Li has been the Chairman and Chief Executive Officer of Harbin Renhuang Pharmaceutical Stock Co. Ltd since 1996. From 1984 to 1996, Mr. Li served as Vice Chairman of Shenzhen Health Pharmaceutical Co. Ltd, a company dedicated to drug research, production, and sales. Mr. Li is a professor at Harbin Business University and Northeastern Agriculture University. Mr. Li also served as Vice Chairman of Heilongjiang Provincial Chinese Traditional Medicine Association and Heilongjiang Provincial Medicine Association. Mr. Li graduated from Central University of Finance and Economics in Beijing, China with a degree in finance.

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

Zack Pan. Zack Pan was appointed to our board of director on October 15, 2011. Mr. Pan is Chairman of the Audit Committee of the board of directors. From December 30, 2009 until April 2011, Mr. Pan served as a director of Biostar Pharmaceuticals, Inc., a Chinese pharmaceutical company listed on NASDAQ (“Biostar”), and also the chairman of the board of directors’ audit committee of Biostar. Since April 2011, Mr. Pan has served as Chief Financial Officer of Biostar. Mr. Pan is a Certified Public Accountant, certified by the Oklahoma State Board of Accountancy and member of American Institute of Certified Public Accountant (AICPA). Mr. Pan was chief financial officer of China Education Alliance, Inc., a provider of quality educational resources in China, to which he was appointed in August 2009. Prior to that position, Mr. Pan was an audit manager with Eide Bailly CPAs & Business Advisors (“Eide Bailly”) at its Oklahoma City office. Mr. Pan had been working at Eide Bailly since September 2005. From September 1998 to September 2005, Mr. Pan was a statistical analyst and economist with the State of Oklahoma. From 1994 to 1996, Mr. Pan worked as a loan project officer for Asian Development Bank Loan Management Office in Anhui, China. From 1988 to 1994, Mr. Pan was an associate professor at Anhui University, China. Mr. Pan graduated with a Master of Business Administration from the University of Central Oklahoma in 1999. He obtained his Bachelor of Arts from Anhui University, China in 1988.

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

Our Board of Directors

During fiscal year 2011, our board of directors is comprised of a majority of independent directors as defined under NYSE Amex listing standards. Messrs. Pan, Sun and Wu satisfy the independence requirements established by Section 803(A)(2) of the NYSE AMEX Rules. The board of directors has determined that none of the designated independent directors have any relationship that, under NYSE Amex rules, would preclude their service on any of the standing committees of the board of directors. In making its determination, the board considered transactions and relationships between each director or his immediate family and the Company and its subsidiaries.

Mr. Pan, served as our independent director and chairman of our audit committee since October 15, 2011. Prior to that time, Mr. Xiaoheng Shao, our former director served as our independent director and chairman of our audit committee.

We are a smaller reporting company and under the NYSE AMEX Rules, we are only required to maintain a Board comprising of directors at least half of which are independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

We have the following board committees: Audit Committee, Compensation Committee and Nominations Committee. Each Board Committee consists entirely of independent and non-employee directors. The Board has adopted a written charter for each of the committees which is available on the Company’s website www.renhuang.com. Printed copies of each of our committee charter may be obtained, without charge, by contacting the corporate secretary, China Botanic Pharmaceutical Inc., Level 11, Changjiang International Building, No. 28, Changjiang Road, Nangang District, Harbin, Heilongjiang Province, China 150090.

Board Leadership Board’s Role in Risk Oversight

Our chairman of the board of director and chief executive officer is Mr. Li. During fiscal year 2011, the majority of directors are independent and our Audit Committee, Compensation Committee and Nominating Committee are comprised entirely of independent directors. We do not have a lead independent director. Audit Committee is responsible for oversight of risks relating to our accounting matters, financial reporting and legal and regulatory compliance. To satisfy these oversight responsibilities, the Audit Committee meets with management, our internal auditor and independent registered public accounting firm. The Compensation Committee is responsible for overseeing risks relating to employment policies and our policies on structuring compensation programs. To satisfy these oversight responsibilities, the Compensation Committee intends to meet regularly with management to understand the implications of compensation decisions, and particularly risks our compensation policies pose to our finances, human resources and stockholders.

Meetings of the Board of Directors

During the fiscal year 2011, our board took action by unanimous board of director consents 1 time and held 1 meeting. During the fiscal year 2011, our audit committee held 4 meetings and took action by written consent 1 time, and our nominating committee did not hold a meeting in fiscal year 2011. We do not have a policy with regard to Board members’ attendance at annual meetings of stockholders. All directors with the exception of Mr. Xiaoheng Shao attended our 2010 Annual Meeting of Stockholders.

Audit Committee

Our board of directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act which, during fiscal year 2011, consists of the following independent directors: Messrs. Pan, Sun and Wu. Mr. Pan, served as our independent director and chairman of our audit committee since October 15, 2011. Prior to that time, Mr. Xiaoheng Shao, our former director served as our independent director and chairman of our audit committee.

Each member of the Audit Committee meets the independence criteria prescribed by Rule 10A-3 under the Exchange Act, and each constitutes an “independent director” as defined in Section 803(A)(2) of the NYSE AMEX Rules.

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

Audit Committee Financial Expert

On October 15, 2011, Mr. Pan was appointed as the chairman of audit committee of our board of directors and served as the chairman of our audit committee. From December 30, 2009 until April 2011, Mr. Pan served as a director of Biostar Pharmaceuticals, Inc., a Chinese pharmaceutical company listed on NASDAQ (“Biostar”), and also the chairman of the board of directors’ audit committee of Biostar. Since April 2011, Mr. Pan has served as Chief Financial Officer of Biostar. Mr. Pan is a Certified Public Accountant, certified by the Oklahoma State Board of Accountancy and member of American Institute of Certified Public Accountant (AICPA). Mr. Pan was chief financial officer of China Education Alliance, Inc., a provider of quality educational resources in China, to which he was appointed in August 2009. Prior to that position, Mr. Pan was an audit manager with Eide Bailly CPAs & Business Advisors (“Eide Bailly”) at its Oklahoma City office. Mr. Pan had been working at Eide Bailly since September 2005. During his term with the Company, Mr. Pan’s extensive finance, industry, and CFO experience provides our Board with a valuable resource in understanding company operations and evaluating strategic opportunities. During fiscal year ended October 31, 2011, the Board has determined that Mr. Pan is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Other Board Committees

Our board of directors has two additional board committees: the Compensation Committee and the Nominations Committee. The members of our Compensation Committee and Nominations Committee are comprised of the following independent directors: Messrs. Pan, Wu and Shao. The Nomination Committee held 1 meeting during fiscal year 2011. The Compensation Committee did not hold a meeting in fiscal year 2011.

Compensation Committee

Our Compensation Committee assists the Board in discharging the Board’s responsibilities relating to management organization, performance, compensation and succession. The Compensation Committee is permitted to delegate its authority in accordance with Nevada law unless prohibited by the Company’s bylaws or the Compensation Committee charter. In discharging its responsibilities, the Compensation Committee shall, amongst other things:

•	Consider and authorize the compensation philosophy for the Company's personnel.
•	Review and approve corporate goals and objectives relevant to chief executive officer and senior management compensation, evaluate chief executive officer and senior management performance in light of those goals and objectives and, either as a committee or together with other independent directors (as directed by the Board of Directors), determine and approve chief executive officer and senior management compensation based on this evaluation.
•	Annually review and approve perquisites for the chief executive officer and senior management.
•	Make recommendations to the Board of Directors with respect to the Company's employee benefit plans.
•	Administer incentive, deferred compensation and equity based plans.
•	Annually review and update this Charter for consideration by the Board of Directors.
•	Annually evaluate performance and function of the Compensation Committee.
•	Report the matters considered and actions taken by the Compensation Committee to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or compensation committee.

Nominations Committee

The Nominations Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominations Committee is responsible for, among other things:

•	Make recommendations to the Board with respect to the size and composition of the Board;
•	Make recommendations to the Board on the minimum qualifications and standards for director nominees and the selection criteria for the Board members, and
•	Review the qualifications of potential candidates for the Board;
•	Make recommendations to the Board on nominees to be elected at the Annual Meeting of Stockholders; and
•	Seek and identify a qualified director nominee, in the event that a director vacancy occurs, to be recommended to the Board for either appointment by the Board to serve the remainder of the term of a director position that is vacant or election at the Annual Meeting of the Stockholders.

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

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended October 31, 2011, all of our directors and executive officers complied with Section 16(a) filing requirements.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events described in Rule 401(f) of Regulation S-K in the last 10 years.

Item 11. Executive Compensation

Summary Compensation Table

Our Compensation Committee, which currently consists of Messrs. Shaoming Li, Zack ZiBing Pan and Bingchun Wu, assists our board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  With the responsibility of establishing, implementing and monitoring our executive compensation program philosophy and practices, our Compensation Committee seeks to ensure that the total compensation paid to our directors and executive officers is fair and competitive.

The following table sets forth information regarding all forms of compensation received by all persons who served as our Principal Executive Officer and Principal Financial Officer during the fiscal years ended October 31, 2011 and 2010, respectively. We did not have any executive officer who received more than $100,000 for services during the fiscal years ended October 31, 2011 and 2010, respectively.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)		(g)	(h)

Shaoming Li, Chairman of Board of Directors, Chief Executive Officer, and President	2011	$31,250	$-0-	$-0-	$-0-		$-0-	$31,250
	2010	$31,250	$-0-	$-0-	$-0-		$-0-	$31,250

Weiqiu Dong, Chief Financial Officer(2)	2011	$91,993	$-0-	$-0-	$259,251	(2)	$-0-	$351,2444
	2010	$-	$-	$-	$-		$-	$-

Xiaoying Lu, Former Interim Chief Financial Officer(3)	2011	$7,051	$-0-	$-0-	$-0-		$-0-	$7,051
	2010	$7,051	$-0-	$-0-	$-0-		$-0-	$7,051

Jiang He, Secretary	2011	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500
	2010	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500

____________

(1) Reflects the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718 – Stock Compensation.

(2) Mr. Dong was appointed to the position of Chief Financial Officer effective December 14, 2010.  In accordance with the appointment, Mr. Dong received, on December 16, 2010, an option to purchase 200,000 shares of the Company's common stock under our 2003 Omnibus Plan.  The option has a six (6) year term and vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant, conditioned upon continued employment on such date. The exercise price of the option grant is $2.12, the closing price on the date of the grant. The fair value of the option award is $259,251, of which $76,032 was recorded as compensation expenses for fiscal year ended October 31, 2011 and $0 was recorded for fiscal year ended October 31, 2010.

(3) Ms. Lu was appointed to the position of interim Chief Financial Officer effective August 20, 2010 and replaced by Mr. Dong on December 14, 2010.

Employment Agreements with Executive Officers

On December 14, 2010, we entered into the CFO Appointment Agreement with Mr. Weiqiu Dong, who became our chief financial officer on that date. The agreement provides that Mr. Dong will receive an annual base salary of RMB 600,000 per year.  In accordance with the appointment, Mr. Dong received, on December 16, 2010, an option to purchase 200,000 shares of the Company's common stock under our 2003 Omnibus Plan.  The option has a six (6) year term and vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant, conditioned upon continued employment on such date. The exercise price of the option grant is $2.12, the closing price on the date of the grant. Fair market value of the option granted was $259,251.

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

Outstanding Equity Awards at October 31, 2011

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of October 31, 2011 for the named executive officers below:

Outstanding Equity Awards at Fiscal Year Ended

October 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Weiqui Dong(1)	0	200,000	0	$2.12	12/16/2016	–	–	–	–

(1) 60,000 options vest on December 14, 2011, 70,000 options vest on December 14, 2012, and 70,000 options vest on December 14, 2013.

Compensation of Directors

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended October 31, 2011.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)(1)	(c)(2)	(d)(2)		(e)	(f)	(g)

Zack Zibing Pan	1,250	-0-	34,042	(3)	-0-	-0-	-0-	35,292

Bingchun Wu	5,527	-0-	-0-		-0-	-0-	-0-	5,527

Changxiong Sun	5,527	-0-	-0-		-0-	-0-	-0-	5,527

Xiaoheng Shao	36,000	-0-	-0-	(4)	-0-	-0-	-0-	36,000

____________

(1) The dollar value reflected is based on the average exchange rate for fiscal year 2011 with 1US Dollar equals to 6.52225RMB.

(2) Reflects the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718 – Stock Compensation.

(3) We entered into an independent director agreement with Mr. Pan dated October 15, 2011, pursuant to which, as consideration for Mr. Pan’s board services, we agreed to: (i) pay Mr. Pan a fee of $2,500 per month, (ii) grant Mr. Pan an option to purchase 50,000 shares of common stock under the 2003 Plan, at an exercise price of $0.80 per share, which is equal to the closing price of the Company’s common stock on October 15, 2011, subject to vesting on a quarterly basis (4,166 shares of option to vest on the first 11 quarter anniversaries of the grant and 4,174 shares of option to vest on the 12th quarter anniversary of the grant with the initial 4,166 shares of option vesting to commence on January 15, 2012). The fair value of the option award is $34,042, of which $2,837 was recorded as compensation expenses for fiscal year ended October 31, 2011.

(4) We entered into an independent director agreement with Mr. Shao dated April 13, 2010, pursuant to which we granted Mr. Shao an option to purchase a total amount of 70,000 shares of our common stock under the 2003 Plan at a purchase price of $2.57 per share. Mr. Shao serviced as a director ended on October 15, 2011 and was vested options to purchase an aggregate 34,998 shares of our common stock. The fair value of the option award is $171,397, of which $57,131 and $31,462, respectively, were recorded as compensation expenses for fiscal years ended October 31, 2011 and 2010.

Independent Director Agreements

We currently have agreements with our independent directors.

On October 15, 2011, we entered into an independent director agreement with Mr. Pan, who became our director on October 15, 2011. The agreement provides that Mr. Pan, the Chair of our Audit Committee, will receive (i) a fee of $2,500 per month, (ii) options to purchase 50,000 shares of common stock under the 2003 Plan, at an exercise price of $0.80 per share, which is equal to the closing price of the Company’s common stock on October 15, 2011, subject to vesting on a quarterly basis (4,166 shares of option to vest on the first 11 quarter anniversaries of the grant and 4,174 shares of option to vest on the 12th quarter anniversary of the grant with the initial 4,166 shares of option vesting to commence on January 15, 2012), and with all vesting conditional upon continued service as a director of the Company as of each such anniversary; and (iii) a reimbursement of out-of pocket expenses incidental to his services on the Board. The agreement expires on the earlier of (i) the date Mr. Pan ceases to be a member of the board, or (ii) the date of termination of the Agreement.

On April 19, 2010, we entered into an independent director agreement with Mr. Wu, who became a director on April 20, 2010. The agreement provides that Mr. Wu will receive a compensation of approximately RMB 3,000 per month for board meeting attendance as well as expense reimbursement. The Agreement expires on the earlier of (i) the date Mr. Wu ceases to be a member of the board, or (ii) the date of termination of the Agreement.

On April 19, 2010, we entered into an independent director agreement with Mr. Sun, who became a director on April 20, 2010. The agreement provides that Mr. Sun will receive a compensation of approximately RMB 3,000 per month for board meeting attendance as well as expense reimbursement. The Agreement expires on the earlier of (i) the date Mr. Sun ceases to be a member of the board, or (ii) the date of termination of the Agreement.

On April 13, 2010, we entered into an independent director agreement with Mr. Shao, who became a director on April 15, 2010. The agreement provides that Mr. Shao, the Chair of our Audit Committee, will receive a compensation of approximately $3,000 per month for board meeting attendance as well as expense reimbursement. Additionally, Mr. Shao was granted an option to purchase up to 70,000 shares of our common stock under the 2003 Plan, at an exercise price of $2.57 per share. The option will vest on a quarterly basis such that Mr. Shao will be entitled to purchase 5,833 shares of our common stock on the first 11 quarter anniversaries of the grant date (April 15, 2010) and 5,837 shares of our common stock on the twelfth quarter anniversary of the grant date. The option has a term of 3 years, starting from the date of grant. The agreement expires on the earlier of (i) the date Mr. Shao ceases to be a member of the board, or (ii) the date of termination of the Agreement. Mr. Shao ceased to be a director on October 15, 2011 and received 34,998 options for his past service with our company. The remaining 35,002 option shares have been cancelled.

There is currently no agreement with Mr. Li or Mr. Pi for compensation. Mr. Li and Mr. Pi are entitled to reimbursement for travel expenses. We do not pay additional amounts for committee participation or special assignments of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as those acquirable pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of December 31, 2011 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding		Shares Underlying Convertible Securities (1)		Total	Percent (2)
Directors and Named Executive Officers(3)
Shaoming Li	17,850,000	(4)	0		17,850,000	47.9%
Weiqiu Dong	21,800		60,000	(5)	81,800	*
Zack Pan	0		4,166	(6)	4,166	*
Xiaoheng Shao(7)	0		34,998	(7)	34,998	*
Bingchun Wu	0		0		0	*
Changxiong Sun	0		0		0	*
Dianjun Pi	4,278,000	(8)	0		4,278,000	11.5%
Jiang He	0		0		0	*
Directors and executive officers as group (8 persons)	22,149,800	(9)	99,164		22,249,964	59.6%

5% Beneficial Owners
Tuya Wulan – New BVI Co.(10) P.O. Box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands	2,670,000		0		2,670,000	7.2%
Cheung Yunman – Total Prosperity Company Limited (11) P.O. Box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands	3,159,450		0		3,159,450	8.5%

 ______________

*Individual owns less than 1% of our securities.

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes within 60 days.
(2)	Based on 37,239,536 shares of our common stock outstanding as of December 31, 2011.
(3)	The address for this beneficial owner is No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, China 150050.
(4)	Includes 17,850,000 shares of common stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li.
(5)	Includes options to purchase 60,000 shares of common stock as of December 31, 2011, with an exercise price of $2.12 per share, in connection with option granted on December 14, 2010 to purchase 200,000 shares of our common stock. The option vest on an annual basis such at Mr. Dong is entitled to purchase 60,000 shares of our common stock on the first anniversary of the grant date and 70,000 shares of our common stock on the send and third anniversary of the grant date.
(6)	Includes options to purchase 4,166 shares of common stock as of December 31, 2011, with an exercise price of $0.80 per share, in connection with option granted on October 15, 2011 to purchase 50,000 shares of our common stock. The option vest on a quarterly basis such that Mr. Pan is entitled to purchase 4,166 shares of our common stock on the first 11 quarter anniversaries of the grant date and 4,174 shares of our common stock on the twelfth quarter anniversary of the grant date.
(7)	Mr. Shao cease to be our director on October 15, 2011. Includes options to purchase 34,998 shares of our common stock.
(8)	Includes 4,278,000 shares of Common Stock owned by China Wealth Source Company Ltd, an entity controlled by Mr. Dianjun Pi.
(9)	Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li, and 4,278,000 shares of Common Stock owned by China Wealth Source Company Ltd, an entity controlled by Mr. Dianjun Pi.
(10)	Includes 2,670,000 shares of Common Stock owned by New BVI Co., an entity controlled by Mr. Tuya Wulan.
(11)	Includes 3,159,450 shares of Common Stock owned by Total Prosperity Company Limited, an entity controlled by Mr. Cheung Yunman.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides aggregate information as of October 31, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	284,998	$1.96	3,438,956
Equity compensation plans not approved by security holders(1)	0	$0.00	200,000
Total	284,998	$1.96	3,638,956

(1)       On March 19, 2007, our board of directors approved the 2007 Non-Qualified Company Stock Grant and Option Plan (the “2007 Plan”). The 2007 Plan was not approved by our shareholders. The 2007 Plan is intended to serve as an incentive and to encourage stock ownership by our directors, officers, and employees, and certain persons rendering service to us, so that such persons may acquire or increase their proprietary interest in our success, and to encourage them to remain in our service. Under the 2007 Plan, up to 200,000 shares of our common stock may be subject to options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons:

Mr. Shaoming Li, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Renhuang Stock. On October 12, 2009, we entered into a purchase agreement with Renhuang Stock to acquire the land use right, property and a plant located in Ah City for a total consideration of $25,096,070. Pursuant to the purchase agreement, payments of $23,527,566 have been made to Renhuang Stock before October 31, 2011, with a final payment of $1,568,504 due by December 31, 2011, at which time title for the assets will be transferred. As we have not received all the required transfer documents from related local government authorities, the Company has to postpone the title transfer until all the transfer documents been received. The final payment will be made to Renhuang Stock at the time of title transfer. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

We lease property and a plant from Renhuang Stock. Under the lease terms, we no longer pay rent to Renhuang Stock for the use of the property and plant. However, the rental expenses related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income during the year ended October 31, 2011 and 2010 amounted to $766,607 and $367,224, respectively, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly.

On September 1, 2009, we entered into a Purchase Agreement with Renhuang Stock, to acquire two production patents, for a total consideration of $2,509,607. Pursuant to the Purchase Agreement, a payment of $1,568,504 was made to Renhuang Stock, in October 2009 and recorded as deposits on the consolidated balance sheet. Pursuant to the Purchase Agreement, final payment of $941,103is due by December 31, 2010, at which time title for the assets will be transferred. In August, 2010, final payment was made to Renhuang Stock and the tile of the patent was transferred at the same month.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed as such transactions required the approval of our Audit Committee. We did not have any related party transactions during fiscal years ended October 31, 2011 and 2010.

Item 14. Principal Accountant Fees and Services

On January 13, 2010, we engaged Windes & McClaughry Accountancy Corporation (“W&M”) as our independent registered public accounting firm.

Audit Fees

During the year ended October 31, 2011 and 2010, the fees for W&M were approximately $194,000 and $195,000, respectively. The fees were for professional services for the audit of our Form 10-K financial statements and review of our quarterly Form 10-Q financial statements.

Audit-Related Fees

During the years ended October 31, 2011 and 2010, there were no fees relating to the performance of any other audit or review of our financial statements by W&M.

Tax Fees

During the years ended October 31, 2011 and 2010, there were no fees relating to professional tax services by W&M.

All Other Fees

During the years ended October 31, 2011 and 2010, there were no other fees relating to services provided by W&M.

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010
Total Audit Fees	$194,000	$195,000
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	-0-	-0-

All services and fees described above for the years ended October 31, 2011 and 2010 were approved by either the entire board of directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

(a)    Financial Statements:

Exhibits

The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Amendment to Articles of Incorporation(3)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceutical Inc. (4)
10.1	2007 Non-Qualified Company Stock Grant and Option Plan(5)
10.2	2003 Omnibus Securities Plan (6)
Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009(7)
10.3	Employment Agreements with Weiqiu Dong(4)
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009(8)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical plant dated October 12, 2009(8)
10.6	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010(9)
10.7	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(9)
10.8	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(9)
10.9	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(9)
10.10	Independent Director Agreement with Mr. Zack Plan, dated October 15, 2011*
10.11	English translation of the Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau *
21.1	Subsidiaries of the registrant(3)
23.2	Consent Of Windes & McClaughry Accountancy Corporation*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)
101.LAB	XBRL Taxonomy Extension Label Linkbase (10)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (10)

_____________________

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 8-K filed with the SEC on January 10, 2012.
(3)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(4)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(5)	Incorporated by reference from Form 8-K filed with the SEC on May 2, 2007.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(7)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(8)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(9)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(10)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2012	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Shaoming Li
Shaoming Li, Chief Executive Officer and President
(Principal Executive Officer)

Date: January 30, 2012	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: January 30, 2012	/s/ Shaoming Li
Shaoming Li,
Chief Executive Officer, President, Chairman of the Board

Date: January 30, 2012	/s/ Zack Zibing Pan
Zack Zibing Pan, Director

Date: January 30, 2012	/s/ Changxiong Sun
Changxiong Sun, Director

Date: January 30, 2012	/s/ Bingchun Wu
Bingchun Wu, Director

Date: January 30, 2012	/s/ Dianjun Pi
Dianjun Pi, Director

Date: January 30, 2012	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Botanic Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheets of China Botanic Pharmaceutical Inc. as of October 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2011. China Botanic Pharmaceutical Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Botanic Pharmaceutical Inc. as of October 31, 2011 and 2010, and the results of their operations and their cash flows for the years in the two-year period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry Accountancy Corporation

Windes & McClaughry Accountancy Corporation

Long Beach, California

January 30, 2012

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	October 31, 2011	October 31, 2010

ASSETS
Current assets:
Cash		$15,283,583	$27,826,142
Trade receivables, net	5	21,548,325	19,814,438
Due from related parties	11	—	28,877
Inventory, net	7	7,416,720	2,645,616
Other receivables, net	6	6,823,410	200,994
Total current assets		51,072,038	50,516,067

Property and equipment, net	8	1,778,984	2,069,460
Intangible Assets	9	17,146,700	1,953,617
Construction in progress	10	1,937,103	—
Deposits for properties	11,12	37,822,113	18,605,935
Deferred tax assets	13	139,226	—

Total assets		$109,896,164	$73,145,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$2,098,256	$333,555
Tax payable		5,976,417	1,064,066
Accrued employee benefits	16	2,131,565	1,645,192
Warrant Liabilities	19	23,443	342,770
Total liabilities		10,229,681	3,385,583

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of October 31,2011 and October 31, 2010,respectively)	18
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of October 31,2011 and October 31, 2010, respectively)	18	37,240	37,240
Additional paid-in capital		7,763,987	7,627,987
Common stock warrants	19	496,732	496,732
Reserves	20	3,372,697	3,372,697
Accumulated other comprehensive income		8,620,695	4,768,793
Retained earnings		79,375,132	53,456,047
Total shareholders’ equity		99,666,483	69,759,496

Total liabilities and shareholders’ equity		$109,896,164	$73,145,079

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the year
		ended October 31,
	Note	2011	2010

Sales, net		$72,713,748	$55,183,941

Cost of goods sold		29,531,087	25,765,835

Gross profit		43,182,661	29,418,106

Operating and administrative expenses:
Sales and distribution		6,024,230	4,966,062
General and administrative		4,046,197	3,614,809
Research and development		3,592,555	3,042,815
Total operating expenses		13,662,982	11,623,686

Income from operations		29,519,679	17,794,420

Other income:
Interest income		126,943	74,522
Income before income tax expenses		29,646,622	17,868,942

Income tax expenses	14	3,727,537	—
Net income		$25,919,085	$17,868,942

Other comprehensive income:
Cumulative currency translation adjustments		3,851,902	1,401,134

Total comprehensive income		$29,770,987	$19,270,076

Earnings per common stock- Basic	15	$0.70	$0.48
Earnings per common stock - Diluted		$0.69	$0.47

Weighted average common stock outstanding	15
Basic		37,239,536	37,239,536
Diluted		37,678,525	37,778,028

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock					Accumulated
	($0.001 par value)		Additional	Common		Other		Total
	Number of	Par	Paid-in	Stock		Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of October 31, 2009	37,239,536	37,240	7,596,525	496,732	3,372,697	3,367,659	35,587,105	50,457,958
Option Granted	—	—	31,462	—	—	—	—	31,462
Net income	—	—	—	—	—	—	17,868,942	17,868,942
Currency translation adjustments	—	—	—	—	—	1,401,134	—	1,401,134
Balance as of October 31, 2010	37,239,536	37,240	7,627,987	496,732	3,372,697	4,768,793	53,456,047	69,759,496
Net income	—	—	—	—	—	—	25,919,085	25,919,085
Option Granted	—	—	136,000	—	—	—	—	136,000
Currency translation adjustments	—	—	—	—	—	3,851,902	—	3,851,902
Balance as of October 31, 2011	37,239,536	37,240	7,763,987	496,732	3,372,697	8,620,695	79,375,132	99,666,483

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended October 31,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net income	$25,919,085	$17,868,942
Adjustments to reconcile net income to operating activities:
Depreciation	383,846	363,567
Amortization	569,643	435,653
Warrants issued for service	(319,327)	342,770
Share Compensation	136,000	31,462
Forgiven Rent	1,028,781	367,224
Deferred tax assets	(136,093)	—
Changes in assets and liabilities:
(Increase)Decrease in trade receivables	(794,722)	3,814,889
(Increase)Decrease in due from related parties	29,539	(28,300)
(Increase) Decrease in inventory, net	(4,543,566)	423,480
Decrease in prepayments	—	89,397
(Increase) in other receivables, net	(6,464,282)	(94,232)
Decrease in accounts payable	(5,017)	(44,546)
Increase(Decrease) in tax payable	4,753,483	(145,371)
Increase in accrued employee benefits	400,691	442,040
(Decrease) increase in other payable	181,646	(31,413)
Net cash provided by operating activities	21,139,707	23,835,562

Cash flows from investing activities:
Deposits for land use right and properties	(21,464,985)	(3,944,749)
Deposits for patents	(11,299,782)	(717,926)
Construction in progress	(1,893,518)	—
Purchase of property and equipment	(5,891)	(36,473)
Net cash used in investing activities	(34,664,176)	(4,699,148)

Cash flows from financing activities:

Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash	981,910	578,214

Net increase (decrease) in cash	(12,542,559)	19,714,628
Cash, beginning of year	27,826,142	8,111,514
Cash, end of year	$15,283,583	$27,826,142

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$—
Interest paid during the year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATION

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

Effective beginning third quarter 2009, the FASB Topic 810, “Consolidation Topic,” revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at October 31, 2011, this change did not have an impact on the Company’s consolidated financial statements.

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

As of October 31, 2011 and 2010, the exchange rate was RMB 6.38 and RMB 6.67, respectively. Translation adjustments totaled $3,851,902 and $1,401,134 for the year ended October 31, 2011 and 2010, respectively.

e.	Cash

There are no restriction to cash at October 31, 2011 and 2010.  Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the years ended October 31, 2011 and 2010.  The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the years ended October 31, 2011 and 2010.

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

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” FASB Topic ASC 360, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the years ended October 31, 2011 and 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of October 31, 2011 and 2010 the carrying value of cash, trade receivables, other receivables, accounts payable, approximated their fair value. All derivatives are recorded at fair value evaluated based on Black-Scholes option model.

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of October 31, 2011, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB Topic ASC 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of October 31, 2011 and, 2010, the Company has accrued $1,681,721 and $2,141,055, respectively, for sales rebates, which offset the balance of account receivables.  For the years ended October 31, 2011 and 2010, the Company has deducted sales rebates in the amount of $6,894,477 and $7,516,231, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

n.	Sales returns and allowances

The Company does not allow return of products except for products that were damaged during shipment. The total amount of returned product is less than 0.05% of total sales. The cost of damaged products is netted against sales and cost of goods sold, respectively.

o.	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including raw material, packaging material, production overhead costs, city construction tax and educational tax for the products sold.

p.	Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses are expensed as incurred and amounted to $5,772,548 and $4,803,286 during the years ended October 31, 2011 and 2010 respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses r by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $3,592,555 and $3,042,815 during the years ended October 31, 2011 and 2010 respectively.

r.	Employee benefit costs

According to the PRC regulations on pension, a company contributes to a defined contribution retirement plan organized by municipal government in the province in which the CBP China was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 22% of the employees’ salaries above a fixed threshold amount.

s.	Share-based compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

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

CBP China secured preferential tax treatment in the jurisdiction where it conducts its manufacturing activity, where it was granted tax exemption of 10% from the government, for being a new and high-technology enterprise.

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

A provision has not been made at October 31, 2011 for U.S. or additional foreign withholding taxes on approximately $79,375,132 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of October 31, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of October 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $29,770,987 and $19,270,076 for the years ended October 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $3,851,902 and $ 1,401,134 as of October 31, 2011 and 2010 respectively.

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On March 25, 2010, we issued warrants to purchase 160,000 shares of our common stock to a certain investor relation service provider. The warrants were recognized at fair value and were recorded as liability.

3.	ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, this ASU is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. It is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. It is not expected to have a material impact on the Company’s consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. Because the Company is currently adopted to present comprehensive income within the consolidated statements of changes of equity and therefore, it is expected this ASU would change the presentation of comprehensive income in the Company’s consolidated financial statements upon its adoption. It is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2001-11 Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities: The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. It is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. It is not expected to have a material impact on the Company’s consolidated financial statements.

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

(1) Cash

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $15,283,583 and $27,826,142, as of October 31, 2011 and 2010, respectively.  No cash balances were restricted as at October 31, 2011 and 2010.

As of October 31, 2011 and 2010, substantially all of the Company’s cash were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  Prior to deduction of sales rebates, no individual customer accounted for over 10% of total sales during the year ended October 31, 2011

The Company’s products are sold throughout the PRC. For years ended October 31, 2011 and 2010, Botanical anti-depression and nerve-regulation products accounted for 68.0% and 71.1%, respectively, of total sales after sales rebate.

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

(5) Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the years ended October 31, 2011 and 2010.

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets as at October 31, 2011 and October 31, 2010 were as follows:

	2011	2010
	US$	US$

Trade receivables	23,704,241	22,408,628
Less: Sales rebates	(1,681,721)	(2,141,055)
Less: Allowance for doubtful accounts	(474,195)	(453,135)
Trade receivables, net	21,548,325	19,814,438

6.	OTHER RECEIVABLES, NET

The other receivables amount included in the consolidated balance sheets as at October 31, 2011 and 2010 were as follows:

	2011	2010
	US$	US$

Advanced Siberian Ginseng payment	6,631,157
Other receivables	577,554	569,184
Less: Allowance for doubtful accounts	(385,301)	(368,190)
Other receivables, net	6,823,410	200,994

The company advanced Siberian Ginseng payment to two of our employees in our DongFanghong branch, Mr. Zhao, Fengwu and Mr. Deng, Fujie, for the purchasing of Siberian Ginseng raw material in the Siberian Ginseng harvest senson.

7.	INVENTORY, NET

The inventory amounts included in the consolidated balance sheets for as at October 31, 2011 and 2010 comprised of:

	2011	2010
	US$	US$

Raw materials	2,842,769	1,951,185
Work-in-progress	3,205,862	52,411
Finished goods	1,436,767	707,648
Less: Inventory reserves	(68,678)	(65,628)
Inventory, net	7,416,720	2,645,616

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of October 31, 2011 and 2010 were as follows:

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010
	US$	US$

Machinery and equipment	3,710,282	3,545,146
Office equipment and furnishings	66,352	58,006
Motor vehicles	56,759	54,237
	3,833,393	3,657,389
Less: Accumulated depreciation	(2,054,409)	(1,587,929)
Net book value	1,778,984	2,069,460

Depreciation expense for the years ended October 31, 2011 and 2010 was $383,846 and $363,567, respectively, of which $366,483 and $374,973 were included as a component of cost of goods sold in the respective periods.

No assets were pledged for borrowings as at October 31, 2011 and 2010.

9.	INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization as of October 31, 2011 and 2010 were as follows:

	2011	2010
	US$	US$

Using right of undergrowth resources	15,685,044
Product patents	2,509,607	2,398,153
Less: Accumulated amortization	(1,047,951)	(444,536)
Intangible assets, net	17,146,700	1,953,617

On January 11, 2011, the company through its wholly own subsidiary, CBP China, entered into an Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which is rich of wild Siberian Ginseng plant and also includes an approximately 67 hectares of Siberian Ginseng GAP cultivation base. Pursuant to the Agreement, a payment of $14,116,540 was made to Forestry Bureau in 2011 and with a final payment of $1,568,504 due in 12 months for a total consideration of $15,685,044. The exclusive utilizing right was effected and started from February 1, 2011 through January 31, 2042 for total of 30 years of utilizing and cultivation right.

10.	CONSTRUCTION IN PROGRESS

Construction in progress as of October 31, 2011 and 2010 were as follows:

	2011	2010
	US$	US$

Ah City Industrial Park phase Two Project	1,937,103	—

Total Construction In Progress	1,937,103	—

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Plant and production lines currently under development at the Ah City Phase Two are accounted for as construction-in-progress. Construction-in-progress is recorded at historical cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of October 31, 2011, the Company has incurred a total of $1,937,103 of construction-in-progress.  The Ah City Phase Two is expected to be completed in the end of 2013 and these amounts will be reclassified to fixed assets when it is ready to use.

11.	RELATED PARTY TRANSACTIONS

Due from related parties included in the consolidated balance sheets as at October 31, 2011 and October 31, 2010 comprised of:

	2011	2010
	US$	US$
Due from related parties:
Advances (1)	—	28,877
Deposits (2)	23,527,566	18,605,935

Total	23,527,566	18,634,812

(1) Advances

Mr. Shaoming Li, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”).

As of October 31, 2011 and 2010, the Company has a net amount due from Mr. Shaoming Li of $0 and $28,877, respectively, which is advance for travelling and business.

(2) Deposits

On October 12, 2009, we entered into a purchase agreement with Renhuang Stock to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,096,070. Pursuant to the purchase agreement, a payment of $15,685,044 was made to Renhuang Stock in October 2009 and a payment of $7,842,522 was made to Renhuang Stock in January 2011, with a final payment of $1,568,504 due by the date of receiving all the related government transfer documents, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as of October 31, 2011.

(3) Rental Expenses

The Company leases property and plant from Renhuang Stock. Rental expenses related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income during the year ended October 31, 2011 and 2010 amounted to $766,607 and $367,224, respectively, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly. Under the lease terms, the Company no longer pay rent to Renhuang Stock for the use of the property and plant.

12.	DEPOSIT

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,017,504.  Pursuant to the Purchase Agreement, a payment of $4,212,253 was made in April 2010 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,805,251 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as of October 31, 2011. Based on the purchasing agreement between CBP China and Hongxiangmingyuan, the Company does not need to pay any rental fees before the title is transferred. Rental expenses related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income during the year ended October 31, 2011 and 2010 amounted to $262,174 and $0, respectively, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	DEFERRED TAX ASSETS

Deferred tax assets as of October 31, 2011was as follows:

Allowance for doubtful
and Inventory provision	Temporary Difference	Income Tax Rate	Deferred Tax Assets

928,174	928,174	0.15	139,226

14.	INCOME TAX EXPENSES

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there is no unrecognized tax benefits included in the balance sheet at October 31, 2011, that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended October 31, 2011 and 2010:

	The Year ended October 31,
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

	The Year ended October 31,
	2011	2010
	US$	US$

Tax savings	3,986,144	4,749,398
Benefit per share:
Basic	0.11	0.13
Diluted	0.11	0.13

Had the tax exemption not been in place for the years ended October 31, 2011 and 2010, the Company estimates the following pro forma financial statement impact:

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	The Year ended
	October 31,
	2011	2010
	US$	US$

Net income as reported	25,919,085	17,868,942
Less Tax savings	(3,986,144)	(4,749,398))
Proforma Net income	21,932,941	13,119,544
Proforma Net income per share:
Basic	0.59	0.35
Diluted	0.58	0.35

15.	EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the year ended Octorber 31, 2011:
Net income	25,919,085
Basic EPS income available to common shareholders	25,919,085	37,239,536	0.70
Effect of dilutive securities:
Share options
Warrants		438,989
Diluted EPS income available to common shareholders	25,919,085	37,678,525	0.69

For the year ended Octorber 31, 2010:
Net income	17,868,942
Basic EPS income available to common shareholders	17,868,942	37,239,536	0.48
Effect of dilutive securities:
Share options
Warrants		538,492
Diluted EPS income available to common shareholders	17,868,942	37,778,028	0.47

For the year ended October 31, 2011, warrants of 160,000 shares and option of 234,998 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock

For the year ended October 31, 2010, warrants of 160,000 shares and option of 70,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $353,249 and $401,543 for the years ended October 31, 2011 and 2010, respectively.

17.	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

•	The holder of the Warrants (the “Holder”) is entitled to the benefits of Rule 144 promulgated under the Securities Act of 1933, as amended and any other rule or regulation of the SEC that may at any time permit the Holder to sell securities of the Company to the public without registration. Noncompliance with such rules and regulations could result in the Company having to settle the Warrant obligation in cash.

•	The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants. There were no dilutive events for the year ended October 31, 2011, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

At October 31, 2011, the fair value of the Company’s warrants liability was $23,443.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation was based on the assumptions noted in the following table.

Expected volatility	77.10%
Expected dividends	0%
Expected term (in years)	1.4 years
Risk-free rate	0.41%

At October 31, 2011, the Company had no assets measured at fair value and had the following liabilities measured at fair value:

	Fair value measurement
	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$
Warrants liability	—	23,443	—

18.	PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As at October 31, 2011 and 2010, there is no preferred stock outstanding.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

19.	OPTION PLAN AND WARRANTS

Share-based compensation amounted to $134,865 and $31,462 in the years ended October 31, 2011 and 2010, respectively.

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

1)	On April 13, 2010, an option to purchase 70,000 shares was granted under the 2003 Plan to an independent director that vests on a quarterly basis beginning three months from the date of grant, conditioned upon continued service on such quarterly dates, and has a contractual life of 3 years. The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $171,397, of which $57,131 and $31,462 were recorded as compensation expenses for the year ended October 31, 2011 and 2010, respectively. The valuation was based on the assumptions noted in the following table.

Expected volatility	227.9%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.65%

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

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251, of which $76,032 was recorded as compensation expenses for the year ended October 31, 2011 and $0 was recorded for the year ended October 31, 2010.  The valuation was based on the assumptions noted in the following table.

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

c)	On October 15, 2011, we entered into an independent director agreement with Mr. Pan, who became our director on October 15, 2011. The agreement provides that Mr. Pan, the Chair of our Audit Committee, will receive (i) a fee of $2,500 per month, (ii) options to purchase 50,000 shares of common stock under the 2003 Plan, at an exercise price of $0.80 per share, which is equal to the closing price of the Company’s common stock on October 15, 2011, subject to vesting on a quarterly basis (4,166 shares of option to vest on the first 11 quarter anniversaries of the grant and 4,174 shares of option to vest on the 12th quarter anniversary of the grant with the initial 4,166 shares of option vesting to commence on January 15, 2012), and with all vesting conditional upon continued service as a director of the Company as of each such anniversary; and (iii) a reimbursement of out-of pocket expenses incidental to his services on the Board. The agreement expires on the earlier of (i) the date Mr. Pan ceases to be a member of the board, or (ii) the date of termination of the Agreement.

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $34,042, of which $2,837 was recorded as compensation expenses for the year ended October 31, 2011 and $0 was recorded for the year ended October 31, 2010.  The valuation was based on the assumptions noted in the following table.

Expected volatility	127.76%
Expected dividends	0%
Expected term (in years)	3 years
Risk-free rate	1.12%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to pay them in the future.  The market price volatility of our common stock was based on historical volatility since October 14, 2010.  Our methodology is consistent with prior period volatility assumptions.  The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised in the past to provide relevant historical data.

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

On January 13, 2010, an option to purchase 50,000 shares was granted under the 2007 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has a contractual life of 3 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $47,527.  The valuation was based on the assumptions noted in the following table. The option was forfeited at departure of the employee on August 6, 2010.

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

A summary of option activity under the Company’s option plan as of October 31, 2011 and movement during the twelve months then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at November 1, 2010	70,000	2.57	171,397	2.45
Granted	250,000	1.88	293,292	4.29
Exercised	-	-	-	-
Forfeited or expired	(35,002)	2.57	(82,803)	1.45
Outstanding at October 31, 2011	284,998	1.96	381,886	3.94

A summary of the status of the Company’s non-vested options as of October 31, 2011 and movements during the year then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at November 1, 2010	70,000	1.91
Granted	250,000	1.17
Vested	34,998	1.91
Forfeited or expired	35,002	1.91
Non-vested at October 31, 2011	250,000	1.17

As of October 31, 2011, there was $214,424 of unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s option plan.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(3)  Warrants

As of October 31, 2011, the Company has 1,231,428 warrants outstanding at an average exercise price of $1.25 per warrant for one share each of the Company’s common stock. The warrants expire in 2012 and 2013.

	Warrants	Average exercise Price
		US$
Outstanding warrants at November 1, 2010	1,231,428	1.25
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at October 31, 2011	1,231,428	1.25

Information regarding the warrants outstanding at October 31, 2011 is summarized as below:

	Warrants outstanding at
	October 31, 2011
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Exercise Prices	Warrants	Contractual	Price
US$	Outstanding	Life (years)	US$

0.88	1,071,428	-	-
2.00	160,000	-	-
-	1,231,428	0.65	1.03

20.	STATUTORY RESERVES

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

The reserve funds as of October 31, 2011 and October 31, 2010 were comprised of the following:

	2011	2010
	US$	US$

Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES

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

(1)  Operating lease arrangements

We currently have no lease agreement with any company.

(2)  Capital commitments

On October 12, 2009, we entered into a purchase agreement with Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,096,070. Pursuant to the purchase agreement, a payment of $15,685,044 was made to Renhuang Stock in October 2009 and a payment of $7,842,522 was made to Renhuang Stock in January 2011, with a final payment of $1,568,504 will be paid once we received all the related title transfer document from local government, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,017,504.  Pursuant to the Purchase Agreement, a payment of $4,212,253 was made in April 2010 and recorded as deposits on the consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,805,251 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as at October 31, 2011.

Name of Fixed Asset	Purchase Date	Prepaid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Ah City Pharmaceutical Plant	October, 2009	23,527,566	1,568,504	25,096,070
Two Office Floor	April, 2010	4,212,253	1,805,251	6,017,504
Total		27,739,819	3,373,755	31,113,574

In January, 2011, CBP China started its Ah City Phase Two project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and we recorded $1,937,103as Construction in progress for Ah City Phase Two project. The estimated total investment for Ah City Phase Two is $18,822,053. In anticipation of the project proceeding, we expect to pay approximately $9,356,129 in our fiscal year 2012 and $7,528,821 in our fiscal year 2013. The project is anticipated to be finished in 2013.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Name of Construction in Progress	Started Date	Paid Amount	Remaining Amount	Projected Total Amount
		US$	US$	US$
Ah City Phase Two(Siberian Ginseng Product Industrialization)	August, 2011	1,937,103	16,884,950	18,822,053

On January 11, 2011, CBP China entered into an Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) for 30 years exclusive utilizing right of approximately 6,667 hectares of undergrowth resources, which is rich in wild Siberian Ginseng plant and also includes approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,842,522 was made to Forestry Bureau in January 2011, second payment of $6,274,018 was made in October, 2011 and with a final payment of $1,568,504 due in 12 months from the date of Agreement approved by local government authorities for a total consideration of $15,685,044. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In the fourth quarter of our fiscal year 2011, we purchased five patents listed as the following table.

Name of Intangible Assets	Purchase Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Patent of Ingredients and preparation for Parkinson Drug	August, 2011	1,348,914	1,348,914	2,697,828
Patent of Ingredients and preparation for XiangDousu	August, 2011	1,333,229	1,333,229	2,666,458
Patent of Mudouye Extract	September, 2011	1,882,205	1,882,205	3,764,410
Patent of Hongdoushan Extract	September, 2011	2,368,442	2,368,442	4,736,884
Patent of Ingredients and preparation for Jizhi Pills	October, 2011	2,117,481	2,117,481	4,234,962
Yichun Undergrowth Resource Exclusive Using right	January, 2011	14,116,540	1,568,504	15,685,044
Total		23,166,811	10,618,775	33,785,586

On February 1, 2011, the Company entered into an advertising contract with Harbin Weishi Advertising Company to advertise its products from February 1, 2011 to January 31, 2012 as shown on the following table.

Advertising Contract	Contract Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Harbin TV Weishi Advertising Company	February, 2011	4,587,875	1,529,292	6,117,167

As of October 31, 2011, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, two office floors, undergrowth resources right, five patents, advertising contract and Ah City Phase Two construction in progress of approximately $32,406,772. The amounts to be paid in the future years are as follows:

Calendar Year	Payment for properties
2012	$23,072,700
2013	9,334,072
2014	—
2015	—
2016	—
Thereafter	—
Total	$32,406,772

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	SUBSEQUENT EVENT

On November 22, 2011, the company withdrew its Registration Statement on Form S1 which was filed on December 06, 2010. The Company has determined, because of unfavorable market conditions, not to proceed with the registration and sale of its common stock as contemplated by the Registration Statement. The Registration Statement has not been declared effective and no securities have been sold pursuant to the Registration Statement.

On January 6, 2012, the Board of Directors of China Botanic Pharmaceutical Inc. (the “Company”) approved an amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”) pursuant to the authority granted by Section 2 of Article V of the Company’s bylaws. The Amended and Restated Bylaws replace the Company’s current bylaws (“Old Bylaws”). The Company’s Board of Directors (the “Board”) believes the Amended and Restated Bylaws are in the best interests of the Company’s shareholders.

