Form 10-Q
period 2012-01-31
China Botanic Pharmaceutical
filed 2012-03-16
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission File Number: 001-34808

CHINA BOTANIC PHARMACEUTICAL INC.

(Exact name of registrant as specified in its charter)

Nevada	88-1273503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Level 11, Changjiang International Building No. 28, Changjiang Road, Nangang District, Harbin Heilongjiang Province, China 150090 (Address of principal executive offices)

86-451-5762-03787

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

☐ Yes   ☒ No

 As of February 22, 2012, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I

PART I
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011 (audited)
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended January 31, 2012 and 2011 (unaudited)
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2012 and 2011 (unaudited)
	Notes to the Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	[Removed and Reserved]	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signature Page		40

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

iii

PART I

Item 1.  Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	Note	January 31,2012	October 31,2011
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash		$21,424,980	$15,283,583
Trade receivables, net	5	32,590,787	21,548,325
Inventory, net	7	16,417,407	7,416,720
Other receivables, net	6	154,296	6,823,410
Total current assets		70,587,470	51,072,038

Property and equipment, net	8	1,704,332	1,778,984
Intangible assets, net	9	17,205,410	17,146,700
Construction-in-progress	10	1,964,277	1,937,103
Deposits for properties	12	35,541,536	37,822,113
Deferred tax assets	13	141,179	139,226
Total assets		$127,144,204	$109,896,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable		$2,360,318	$2,098,256
Tax payable		9,010,596	5,976,417
Accrued employee benefits	16	2,269,391	2,131,565
Warrant Liabilities	17	18,445	23,443
Total liabilities		13,658,750	10,229,681

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of January 31,2012 and October 31, 2011,respectively)	18	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,239,536 issued and outstanding as of January 31,2012 and October 31, 2011, respectively)	18	37,240	37,240
Additional paid-in capital		7,789,726	7,763,987
Common stock warrants	19	496,732	496,732
Reserves	20	3,372,697	3,372,697
Accumulated other comprehensive income		10,106,694	8,620,695
Retained earnings		91,682,365	79,375,132
Total shareholders’ equity		113,485,454	99,666,483

Total liabilities and shareholders’ equity		$127,144,204	$109,896,164

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months ended January 31,
	Note	2012	2011
		(Unaudited)	(Unaudited)
Sales, net		$28,140,091	$22,625,060

Cost of goods sold		10,815,503	8,807,787

Gross profit		17,324,588	13,817,273

Operating and administrative expenses:
Sales and marketing		1,590,890	1,329,179
General and administrative		1,046,633	659,882
Research and development		236,415	180,674
Total operating expenses		2,873,938	2,169,735

Income from operations		14,450,650	11,647,538

Other income:
Interest income		32,107	24,189
Income before income tax expenses		14,482,757	11,671,727

Income tax expenses	14	2,175,525	723,432
Net income		$12,307,232	$10,948,295

Other comprehensive income:
Cumulative currency translation adjustments		1,485,999	664,421

Total comprehensive income		13,793,231	11,612,716

Earnings per common stock- Basic	15	$0.33	$0.29
Earnings per common stock - Diluted		$0.33	$0.29

Weighted average number of common stock outstanding	15
Basic		37,239,536	37,239,536
Diluted		37,243,559	37,895,878

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended January 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$12,307,232	$10,948,295
Adjustments to reconcile net income to operating activities:
Depreciation	98,910	94,091
Amortization	180,554	35,253
Share compensation	25,739	25,796
Noncash rental expenses	264,935	188,202
Warrants liability reevaluation	(4,998)	(187,342)
Changes in assets and liabilities:
(Increase) in trade receivables	(10,664,863)	(6,077,469)
(Increase) in due from related parties	-	(27,177)
(Increase) in inventory, net	(8,834,257)	(4,736,029)
Decrease (Increase) in other receivables, net	6,717,399	(256,099)
Increase in accounts payable	230,997	149,153
Increase in tax payable	2,929,651	996,035
Increase in accrued employee benefits	107,166	148,081
Net cash provided by operating activities	3,358,465	1,300,790

Cash flows from investing activities:
Deposits for land use right, property and patents	-	(15,056,160)
Refunds from patents deposit	2,526,967	-
Increase in construction-in-progress	-	(1,859,436)
Purchase of property and equipment	-	(5,171)
Net cash provided by (used in) investing activities	2,526,967	(16,920,767)

Effect of exchange rate changes on cash	255,965	178,456

Net increase (decrease) in cash	6,141,397	(15,441,521)
Cash, beginning of year	15,283,583	27,826,142
Cash, end of year	$21,424,980	$12,384,621

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-	-
Interest paid during the year	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

Effective August 28, 2006, CBP completed the acquisition of 100% ownership of Harbin Renhuang Pharmaceutical Company Limited, a company incorporated in the British Virgin Islands.  As a result, Harbin Renhuang Pharmaceutical Company Limited became a wholly owned subsidiary of CBP.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the result of operations for the three months ended January 31, 2012 and 2011. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2011 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements for January 31, 2012 and October 31, 2011.

a.	Basis of presentation of financial statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars.

The Company operates in one operating segment in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting”. Our CEO has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

b.	Principles of consolidation

The condensed consolidated financial statements include the financial statements of CBP and its subsidiaries.

All inter-company transactions and balances have been eliminated in consolidation.

FASB ASC Topic 810, “Consolidation”, requires noncontrolling minority interests to represent the portion of earnings that is not within the parent company’s control. The noncontrolling minority interests are required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the condensed consolidated statements of operations and comprehensive income. The Company has no noncontrolling interest as of January 31, 2012 and October 31, 2011.

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

Significant estimates and assumptions by management include, among others, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory, the carrying amount of property and equipment and intangible assets, reserve for employee benefit obligations, stock warrant valuation, noncash rental expense and other uncertainties. Actual results may differ from these estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

As of January 31, 2012 and October 31, 2011, the exchange rates were RMB 6.29 and RMB 6.38, respectively. For the three months ended January 31, 2012 and 2011, the average exchange rates were RMB 6.33 and RMB 6.64 and the translation adjustments totaled $1,485,999 and $664,421, respectively.

e.	Cash

There are no restriction to cash at January 31, 2012 and October 31, 2011. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the condensed consolidated financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no write offs for the three months ended January 31, 2012 and 2011. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three months ended January 31, 2012 and 2011.

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

i. Intangible assets, net

Intangible assets consist of purchased patents and resource using right. Intangible assets are carried at cost less accumulated amortization and any impairment. Intangible assets with a finite useful life are amortized using the straight-line method over valid periods varied from 10 to 30 years, which is the estimated economic life of the intangible assets.

j. Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360, “Property, Plant, and Equipment,” FASB ASC Topic 350, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three months ended January 31, 2012 and 2011, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of January 31, 2012 and October 31, 2011 the carrying value of cash, trade receivables, other receivables and accounts payable, approximated their fair value. All derivatives are recorded at fair value evaluated based on Black-Scholes option model.

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

During the three months ended January 31, 2012 and 2011, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB ASC Topic 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of January 31, 2012 and October 31, 2011, the Company has accrued $2,464,641 and $1,681,721, respectively, for sales rebates, which offset the balance of trade receivables.  For the three months ended January 31, 2012 and 2011, the Company has deducted sales rebates in the amount of $2,620,692 and $3,431,869, respectively, from sales.  Sales rebates are calculated based on terms specified in contracts with individual distributors.

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

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Advertising expenses are expensed as incurred and amounted to $1,548,368 and $1,264,717 during the three months ended January 31, 2012 and 2011, respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses incurred by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $236,415 and $180,674 during the three months ended January 31, 2012 and 2011, respectively.

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

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our condensed consolidated financial statements.

t.	Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the condensed consolidated financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in the PRC that will exist once the tax holiday expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

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

A provision has not been made for the three months ended January 31, 2012 and 2011 for U.S. or additional foreign withholding taxes on approximately $91,682,365 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of January 31, 2012 and October 31, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of January 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $13,793,231 and $11,612,716 for the three months ended January 31, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $1,485,999 and $664,421 as of January 31, 2012 and 2011, respectively.

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

3.  ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, this ASU is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. Because the Company is currently adopted to present comprehensive income within the condensed consolidated statements of changes of equity and therefore, it is expected this ASU would change the presentation of comprehensive income in the Company’s condensed consolidated financial statements upon its adoption. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2001-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities: The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

(1) Cash

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $21,424,980 and $15,283,583, as of January 31, 2012 and October 31, 2011, respectively.  No cash balances were restricted as of January 31, 2012 and October 31, 2011.

As of January 31, 2012 and October 31, 2011, substantially all of the Company’s cash were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  Prior to deduction of sales rebates, no individual customer accounted for over 10% of total sales during the three months ended January 31, 2012 and 2011, respectively.

The Company’s products are sold throughout the PRC. For three months ended January 31, 2012 and 2011, botanical anti-depression and nerve-regulation products accounted for 73.0% and 73.4%, respectively, of total sales.

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

(5) Price control

The retail prices of certain pharmaceuticals sold in the PRC, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the three months ended January 31, 2012 and 2011.

(6) Cost of goods sold

Cost of goods sold is subject to price fluctuations due to various factors beyond the Company’s control, including, among other pertinent factors, inflation and changes in governmental regulations and programs.  The Company expects cost of goods sold will continue to fluctuate and be affected by inflation in the future.  The Company’s raw materials are purchased from various independent suppliers, and the Company does not rely on any single supplier.

5. TRADE RECEIVABLES, NET

The trade receivables amount included in the condensed consolidated balance sheets as of January 31, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Trade receivables	35,536,275	23,704,241
Less: Sales rebates	(2,464,641)	(1,681,721)
Less: Allowance for doubtful accounts	(480,847)	(474,195)
Trade receivables, net	32,590,787	21,548,325

6. OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as of January 31, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Advanced Siberian Ginseng payment		6,631,157
Other receivables	545,002	577,554
Less: Allowance for doubtful accounts	(390,706)	(385,301)
Other receivables, net	154,296	6,823,410

The Company advanced Siberian Ginseng payment to two of our employees in our Dongfanghong branch, Mr. Zhao, Fengwu and Mr. Deng, Fujie before October 31, 2011 for the purchasing of Siberian Ginseng raw material in the Siberian Ginseng harvest season. There was no such advance at January 31, 2012.

7.	INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as of January 31, 2012 and October 31, 2011 comprised of:

	2012	2011
	US$	US$

Raw materials	8,389,112	946,600
Packaging materials	4,960,138	1,896,169
Work-in-progress	1,420,923	3,205,862
Finished goods	1,716,875	1,436,767
Less: Inventory provision	(69,641)	(68,678)
Inventory, net	16,417,407	7,416,720

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of January 31, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Machinery and equipment	3,762,331	3,710,282
Office equipment and furnishings	67,283	66,352
Motor vehicles	57,555	56,759
Total:	3,887,169	3,833,393

Less: Accumulated depreciation	(2,182,837)	(2,054,409)
Net book value	1,704,332	1,778,984

Depreciation expense for the three months ended January 31, 2012 and 2011 was $98,910 and $94,091, respectively, of which $94,379 and $89,969 were included as a component of cost of goods sold in the respective periods.

No assets were pledged for borrowings as of January 31, 2012 and October 31, 2011.

9.         INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization as of January 31, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

YiChun undergrowth resources	15,905,078	15,685,044
Product patents	2,544,813	2,509,607
Total	18,449,891	18,194,651

Less: Accumulated amortization	(1,244,481)	(1,047,951)
Intangible assets, net	17,205,410	17,146,700

The amortization expense of intangible assets incurred and recognized on our condensed consolidated statements of operations and comprehensive income during the three months ended January 31, 2012 and 2011 were as follow:

	For the three months ended January 31,
	2012	2011
	US$	US$

Amortization Expense:	180,554	35,253

The following table shows the estimated amortization expenses expected to be incurred in the next five years:

Year	Amortization Expense

2012	$722,216
2013	722,216
2014	722,216
2015	722,216
2016	722,216
Thereafter	13,594,330
Total	$17,205,410

10. CONSTRUCTION-IN-PROGRESS

The total capital expenses in Construction-in-progress as of January 31, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Ah City Pharmaceutical Plant phase two	1,964,277	1,937,103

Plant and production lines currently under development at the Ah City Pharmaceutical Plant Phase Two are accounted for as construction-in-progress. Construction-in-progress is recorded at historical cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  The Ah City Phase Two is expected to be completed in the end of 2013 and these amounts will be reclassified to property and equipment when it is ready to use.

11. RELATED PARTY TRANSACTIONS

On October 12, 2009, we entered into a purchase agreement with Renhuang Stock to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,448,125. Pursuant to the purchase agreement, a payment of $15,905,078 was made to Renhuang Stock in October 2009 and a payment of $7,952,539 was made to Renhuang Stock in January 2011, with a final payment of $1,590,508 due by the date of receiving all the related government transfer documents, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as of January 31, 2012. The Company records the deposits under the Deposits for properties item on condensed consolidated balance sheet.

Before the transaction is completed, the Company is deemed to lease property and plant from Renhuang Stock. Rental expenses related to this lease, incurred and expensed to condensed consolidated statements of operations and comprehensive income, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly. Under the lease terms, the Company no longer needs to pay rent to Renhuang Stock for the use of the property and plant.

12. DEPOSITS FOR PROPERTIES

Deposits for properties as of January 31, 2012 and October 31, 2011 were as follows:

	2012			2011
Name of Asset	Prepaid Amount	Rent expenses deducted	Net deposits	Prepaid Amount	Rent expenses deducted	Net deposits

Ah City Pharmaceutical Plant(Note 11)	$23,857,617	$(1,424,691)	$22,432,926	$23,527,566	$(1,209,375)	$22,318,191
Two Office Floor	4,271,344	(339,964)	3,931,380	4,212,253	(268,209)	3,944,044
Product Patents	9,177,230	-	9,177,230	11,559,878	-	11,559,878
Total	$37,306,191	$(1,764,655)	$35,541,536	$39,299,697	$(1,477,584)	$37,822,113

Forgiven rental expenses incurred and recognized to the condensed consolidated financial statements of operations and comprehensive income during the three months ended January 31, 2012 and 2011, respectively, were as follows.

	For the three months ended January 31,
	2012	2011
	US$	US$

Ah City Pharmaceutical Plant(Note 11)	197,419	188,202
Two Office Floor	67,516
Total	264,935	188,202

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,101,920.  Pursuant to the Purchase Agreement, a payment of $4,271,344 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,830,576 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as of January 31, 2012. Based on the purchasing agreement between CBP China and Hongxiangmingyuan, the Company does not need to pay any rental fees before the title is transferred. Rental expenses related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly.

In the fourth quarter of our fiscal year 2011, we entered into contracts to purchase Patent of Ingredients and preparation for Parkinson Drug, Patent of Ingredients and preparation for Xiangdousu, etc. and deposited $9,177,230 towards the purchase.

13. DEFERRED TAX ASSETS

Deferred tax assets as of January 31, 2012 and October 31, 2011was as follows:

Deferred tax assets as of	Allowance for doubtful and inventory provision	Temporary difference	Income tax rate	Deferred tax assets

January 31, 2012	$ 941,194	$ 941,194	15%	$ 141,179
October 31, 2011	$ 928,174	$ 928,174	15%	$ 139,226

14.  INCOME TAX EXPENSES

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there is no unrecognized tax benefits included in the condensed consolidated balance sheet at January 31, 2012, that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended January 31, 2012 and 2011:

	The three months ended January 31,
	2012	2011
US statutory rates	34.00%	34.00%
Foreign tax rate difference	(9.0%)	(9.0%)
Income tax holiday	(10.0%)	(10.0%)
Tax per financial statements	15.00%	15.00%

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

	For the three months ended January 31,
	2012	2011
	US$	US$

Tax savings	1,450,350	1,000,000
Benefit per share:
Basic	0.04	0.03
Diluted	0.04	0.03

Had the tax exemption not been in place for the three months ended January 31, 2012 and 2011, the Company estimates the following pro forma financial statement impact:

	For the three months ended January 31,
	2012	2011
	US$	US$

Net income before tax provision, as reported	12,307,232	10,948,295
Less Tax savings	(1,450,350)	(1,000,000)
Proforma Net income	10,856,882	9,948,295
Proforma Net income per share:
Basic	0.29	0.27
Diluted	0.29	0.26

15.  EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, the Earnings per Share, FASB ASC Topic 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended January 31, 2012:
Net income	12,307,232
Basic EPS income available to common shareholders	12,307,232	37,239,536	0.33
Effect of dilutive securities:
Share Options		4,023
Share Warrants	-	-	-
Diluted EPS income available to common shareholders	12,307,232	37,243,559	0.33

For the three months ended January 31, 2011:
Net income	10,948,295
Basic EPS income available to common shareholders	10,948,295	37,239,536	0.29
Effect of dilutive securities:
Share Options		654,845
Share Warrants	-	1,497	-
Diluted EPS income available to common shareholders	10,948,295	37,895,878	0.29

For the three months ended January 31, 2012, warrants of 1,231,428 shares and option of 234,998 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

For the three months ended January 31, 2011, option of 70,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

16.           EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the condensed consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $94,571 and $134,612 for the three months ended January 31, 2012 and 2011, respectively.

17.          ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On March 25, 2010, the Company issued warrants (the “Warrants”) for 160,000 common shares to an investor relation service provider that have an exercise price of $2.00 per share and a contractual life of 3 years.  The terms of the Warrant agreement include the following factors that in accordance with FASB ASC Topic 815, requires that the Warrants be classified at their fair value to liabilities in each reporting period.

•	The holder of the Warrants (the “Holder”) is entitled to the benefits of Rule 144 promulgated under the Securities Act of 1933, as amended and any other rule or regulation of the SEC that may at any time permit the Holder to sell securities of the Company to the public without registration. Noncompliance with such rules and regulations could result in the Company having to settle the Warrant obligation in cash.

•	The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants. There were no dilutive events for the three months ended January 31, 2012 and 2011, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

The Company had no assets measured at fair value at January 31, 2012 and October 31, 2011. The Company had the following warrant liability measured at fair value on January 31, 2012 and October 31, 2011:

	Fair value measurement
	Quoted prices in active markets of identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
January 31, 2012 Warrants liability	-	$18,445	-
October 31, 2011 Warrants liability	-	$23,443	-

The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation of warrants liability on January 31, 2012 was based on the assumptions noted in the following table.

Expected volatility	78.87%
Expected dividends	0%
Expected term (in years)	1.15 years
Risk-free rate	0.3%

18.           PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As of January 31, 2012 and October 31, 2011, there is no preferred stock outstanding.

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

19.           OPTIONS AND WARRANTS

Share-based compensation amounted to $25,739 and $14,400 in the three months ended January 31, 2012 and 2011, respectively.

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on October 31, of the immediately preceding year. As of January 31, 2012 and October 31, 2011, there were 3,723,954 shares available for issuing subject to the 2003 Omnibus Securities Plan.

a) On December 14, 2010, we appointed Mr. Weiqiu Dong as our chief financial officer. Base on the employment agreement, Mr. Dong received, on December 14, 2010, an option to purchase 200,000 shares of the Company's common stock under the 2003 Omnibus Plan. The option vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant. The Option is conditioned upon continued employment on such date, and has a contractual life of 3 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251, of which $22,902 was recorded as compensation expenses for the three months ended January 31, 2012. The valuation was based on the assumptions noted in the following table.

Expected volatility	96.46%
Expected dividends	0.00%
Expected term (in years)	3 years
Risk-free rate	1.06%

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

 b) On October 15, 2011, we entered into an independent director agreement with Mr. Pan, who became our director on October 15, 2011. The agreement provides that Mr. Pan, the Chair of our Audit Committee, will receive (i) a fee of $2,500 per month, (ii) options to purchase 50,000 shares of common stock under the 2003 Plan, at an exercise price of $0.80 per share, which is equal to the closing price of the Company’s common stock on October 15, 2011, subject to vesting on a quarterly basis (4,166 shares of option to vest on the first 11 quarter anniversaries of the grant and 4,174 shares of option to vest on the 12th quarter anniversary of the grant with the initial 4,166 shares of option vesting to commence on January 15, 2012), and with all vesting conditional upon continued service as a director of the Company as of each such anniversary; and (iii) a reimbursement of out-of pocket expenses incidental to his services on the Board. The agreement expires on the earlier of (i) the date Mr. Pan ceases to be a member of the board, or (ii) the date of termination of the Agreement.

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $34,042, of which $2,837 was recorded as compensation expenses for the three months ended January 31, 2012.  The valuation was based on the assumptions noted in the following table.

Expected volatility	127.76%
Expected dividends	0.00%
Expected term (in years)	3 years
Risk-free rate	1.12%

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

Expected volatility	236.50%
Expected dividends	0.00%
Expected term (in years)	3 years
Risk-free rate	1.50%

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

(3) Option Activity and Status

A summary of option activity and movement during the three months ended at January 31, 2012 and 2011, respectively, are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term

For the three months ended January 31, 2012
Outstanding at November 1, 2011	284,998	$1.96	$381,886	4.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at January 31, 2012	284,998	$1.96	$381,886	4.39

For the three months ended January 31, 2011
Outstanding at November 1, 2010	70,000	$2.57	$166,832	2.45
Granted	200,000	2.15	259,251	5.87
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at January 31, 2011	270,000	$2.26	$426,083	4.99

A summary of the status of the Company’s non-vested options as of January 31, 2012 and 2011, respectively, and movements during the three months then ended are as follow:

	Options	Weighted average granted date fair value

For the three months ended January 31, 2012
Non-vested at November 1, 2011	250,000	$1.17
Granted	-	-
Vested	(4,166)	0.68
Forfeited or expired	-	-
Non-vested at January 31, 2012	245,834	$1.18

For the three months ended January 31, 2011
Non-vested at November 1, 2010	58,334	$2.38
Granted	200,000	1.30
Vested	(5,833)	2.38
Forfeited or expired	-	-
Non-vested at January 31, 2011	252,501	$1.52

The unrecognized compensation costs related to non-vested share-based compensation granted under the Company’s option plan were $188,685 and $373,508 on January 31, 2012 and 2011, respectively.

(4) Warrants

A summary of warrant activity and movement during the three months ended at January 31, 2012 and 2011, respectively, are as follow:

	Warrants	Average exercise price

For the three months ended January 31, 2012
Outstanding warrants at November 1, 2011	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at January 31, 2012	1,231,428	$1.03

For the three months ended January 31, 2011
Outstanding warrants at November 1, 2010	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at January 31, 2011	1,231,428	$1.03

Information regarding the warrants outstanding at January 31, 2012 and 2011 are summarized as below:

	Warrants Outstanding	Weighted average remaining contractual life(years)	Weighted average exercise price

Warrants outstanding at January 31, 2012
	1,071,428	0.29	$0.88
	160,000	1.15	2.00
	1,231,428	0.4	$1.03

Warrants outstanding at January 31, 2011
	1,071,428	1.29	$0.88
	160,000	2.15	2.00
	1,231,428	1.40	$1.03

20. RESERVES

 (1) Statutory reserves

Pursuant to the relevant laws and regulations of the PRC, the Company is required to annually transfer 10% of its after tax profit as reported on condensed consolidated financial statements prepared under the accounting principles of the PRC to a statutory surplus reserve fund until the balance reaches 50% of the registered share capital.  This reserve can be used to make up any losses incurred or to increase share capital.  Except for reducing losses incurred, any other application may not result in this reserve balance falling below 25% of the registered capital.

(2) Public welfare funds

Prior to January 1, 2007, the Company was required each year to transfer 5% of its after tax profit as reported on condensed consolidated financial statements prepared under the accounting principles of the PRC to the public welfare funds.  This reserve was restricted to capital expenditure for employees’ collective welfare facilities that are owned by the Company.  The public welfare funds are not available for distribution to the stockholders (except in liquidation).  Once capital expenditures for staff welfare facilities have been made, an equivalent amount must be transferred from the public welfare funds to the discretionary common reserve funds.  Due to a change in PRC law, appropriation of profit to the public welfare funds is no longer required.

The reserve funds as of January 31, 2012 and October 31, 2011 were comprised of the following:

	2012	2011
	US$	US$

Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

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

(2)  Capital commitments

On October 12, 2009, we entered into a purchase agreement with Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,448,125. Pursuant to the purchase agreement, a payment of $15,905,078 was made to Renhuang Stock in October 2009 and a payment of $7,952,539 was made to Renhuang Stock in January 2011, with a final payment of $1,590,508 will be paid once we received all the related title transfer documents from local government, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,101,920.  Pursuant to the Purchase Agreement, a payment of $4,271,344 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,830,576 is due by December 20, 2012, at which time title for the assets will be transferred.

Name of Fixed Asset	Purchase Date	Prepaid Amount	Remaining Amount	Total Amount
Ah City Pharmaceutical Plant	October 2009	$23,857,617	$1,590,508	$25,448,125
Two Office Floor	April 2010	4,271,344	1,830,576	6,101,920
Total		$28,128,961	$3,421,084	$31,550,045

In January 2011, CBP China started its Ah City Phase Two project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and we recorded $1,964,277 as Construction-in-progress for Ah City Phase Two project. The estimated total investment for Ah City Phase Two is $19,086,094. In anticipation of the project proceeding, we expect to pay approximately $9,487,379 in our fiscal year 2012 and $7,634,438 in our fiscal year 2013. The project is anticipated to be finished in 2013.

Name of Construction-in-Progress	Start Date	Paid Amount	Remaining Amount	Projected Total Amount
Ah City Phase Two (Siberian Ginseng Product Industrialization)	January 2011	$1,964,277	$17,121,817	$19,086,094

On January 11, 2011, CBP China entered into an Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) which provides us with 30 years exclusive license right to use approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,952,539 was made to Forestry Bureau in January 2011, second payment of $6,362,031 was made in October 2011 and with a final payment of $1,590,508 remaining until receive all the required material from local government authorities for a total consideration of $15,905,078. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In the fiscal year 2011, we purchased the following intangible assets:

Name of Intangible Assets	Purchase Date	Paid Amount	Remaining Amount	Total Amount
Patent of Ingredients and preparation for Parkinson Drug	August 2011	$1,367,837	$1,367,837	$2,735,674
Patent of Ingredients and preparation for XiangDousu	August 2011	1,351,932	1,351,932	2,703,864
Patent of Mudouye Extract	September 2011	1,908,609	1,908,609	3,817,218
Patent of Hongdoushan Extract	September 2011	2,401,667	2,401,667	4,803,334
Patent of Ingredients and preparation for Jizhi Pills	October 2011	2,147,186	2,147,186	4,294,372
Yichun Undergrowth Resource Exclusive Using right	January 2011	14,314,570	1,590,508	15,905,078
Total		$23,491,801	$10,767,739	$34,259,540

 On January 24, 2012, the Company entered into an advertising contract with Harbin Weishi Advertising Company to advertise its products from February 1, 2012 to January 31, 2013 as shown on the following table.

Advertising Contract	Contract Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Harbin TV Weishi Advertising Company	January 2012	-	7,252,716	7,252,716

As of January 31, 2012, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, two office floors, undergrowth resources right, product patents, advertising contract and Ah City Phase Two construction-in-progress of approximately $38,563,356. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2012	$27,285,163
2013	11,278,193
Total	$38,563,356

22.           SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has concluded no events need to be reported during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended October 31, 2011.

Overview

We are a high-tech enterprise engaged in the research, development, manufacture, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China (“PRC” or “China”). We have three “Good Manufacturing Practice” or GMP certified production facilities - Ah City Natural and Biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant - capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional over-the-counter (“OTC”) Chinese medicines. Botanical anti-depression and nerve-regulation products account for approximately 70% of our revenues and we intend to strengthen our development in this area. We have entered into sales agency agreements with our sales agents. Through our sales agent, we have sold our products to over 3,000 distributors and over 70 sales centers across 24 provinces in the PRC.

Recent Developments

Siberian Ginseng Polysaccharide Extract Powder. On December 13, 2011, the Company issued a press release to announce that we have successfully developed a new Siberian Ginseng Polysaccharide Extract Powder and was awarded the Scientific and Technological Achievements Appraisal Certificate by the Science and Technology Bureau of Heilongjiang Province. The Siberian Ginseng (Acanthopanax) Polysaccharide Extract Powder is an all-natural substance extracted from the stem of Siberian Ginseng utilizing proprietary extraction technology developed by the China Botanic research team. The Company's Extract Powder technology was developed using its patented process of separating and extracting effective parts of the Siberian Ginseng (the PRC Patent Number: ZL200710301682X), which was granted by the State Intellectual Property Office of the People's Republic of China in December 2010. According to pharmacological research, Siberian Ginseng Extract Powder contains strong immunogenic and antitumor properties with minimal side effects. Our management estimates a significant market potential for Extract Powder based products, such as Siberian Ginseng Polysaccharide Extract Powder tablets and capsules.

Ah City Phase Two project. We have finished the architectural design of Ah City Phase Two project and are in the process of obtaining approval from relevant government authorities. We expect to finish all the procedures by April 2012 and will start the construction once we receive approval documents. As of January 31, 2012, we have incurred a total of $1,964,277 of construction-in-progress. The Ah City Phase Two project is expected to be completed in the year of 2013.

Tax Treatment of Subsidiary

As a recipient of the PRC’s State High-Tech Enterprise certificate, Harbin Renhuang Pharmaceutical Co. LTD (“CBP China”) is eligible for a number of national and local government support programs, including preferential tax treatment.  In order to receive these benefits CBP China must, on an annual basis, pass a High-Tech Enterprise assessment.  CBP China passed this assessment in February 2012 and, as a result, pays a reduced enterprise income tax rate of 15% in the year of 2012 compared with statutory enterprise income tax rate of 25%.

Critical Accounting Policies

The unaudited condensed consolidated financial statements include the financial statements of the Company and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation.

Accounting Judgments and Estimates

Certain amounts included in or affecting our unaudited condensed consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the condensed consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that certain accounting policies are of more significance in our unaudited condensed consolidated financial statement preparation process than others, which policies are discussed below. See also Note 2 to the unaudited condensed consolidated financial statements for a summary of our significant accounting policies.

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

Please refer to the notes to the unaudited condensed consolidated financial statements included elsewhere in this filing for a more complete listing of all of our significant accounting policies.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Pharmaceutical Industry Growth. We believe the market for pharmaceutical products in the PRC is growing rapidly driven by the PRC’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in the PRC. In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens. Both the central government of the PRC and provincial governments has published Lists of Essential Medicines to regulate the market. We expect these factors to continue to drive industry growth.

•	Pricing of Our Products. Seven of our products, which accounted for 28.4% of our total revenues before sales rebate in the three months ended January 31, 2012, are listed on the National or Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

•	Production Capacity. We believe much of the pharmaceutical market in the PRC is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our current facilities with the ability to manufacture 18 dosage forms and over 200 products could not meet our future demand and we are building our Ah City Phase Two project, Depth Development and Industrialization of Siberian Ginseng, to produce more advanced Siberian Ginseng products and to allow us to capture future market growth and increase our revenue and market share accordingly.

•	Perceptions of Product Quality. We believe that rising health concerns in the PRC have contributed to a greater demand for health-care products with perceived health benefits. We believe many consumers in the PRC tend to prefer natural health care products with, we believe, limited side effects. Accordingly, we believe our reputation for quality and leadership position in a number of our products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

•	Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, which are affected by various market factors such as market demands, fluctuations in production and competition.

•	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to research and development.

•	Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

•	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

Three-Month Period Ended January 31, 2012 Compared to Three-Month Period Ended January 31, 2011

The following table sets forth certain information regarding our results of operation.

	Three Months Ended January 31,
	2012	2011

Statements of Operations Data
Sales, net	$28,140,091	$22,625,060
Cost of goods sold	10,815,503	8,807,787
Gross profit	17,324,588	13,817,273
Operating and administrative expenses
Sales and marketing	1,590,890	1,329,179
General and administrative	1,046,633	659,882
Research and development	236,415	180,674
Other income	32,107	24,189
Income before income tax expenses	14,482,757	11,671,727
Income tax expenses	2,175,525	723,432
Net income	$12,307,232	$10,948,295
Other comprehensive income:
Cumulative currency translation adjustments	1,485,999	664,421
Total comprehensive income	$13,793,231	$11,612,716

Comparison of Three Months Ended January 31, 2012 and 2011

Total Comprehensive Income

Total comprehensive income increased by approximately $2.18 million, or 18.8%, from approximately $11.61 million for the three months ended January 31, 2011 to approximately $13.79 million for the three months ended January 31, 2012.  This increase was primarily attributable to an increase of approximately $5.52 million, or 24.4%, in net sales, and an increase of approximately $2.01 million, or 22.8%, in cost of goods sold and an increase of approximately $0.26 million, or 19.7%, in sales and marketing expenses, an increase of approximately $0.39 million, or 58.6%, in general and administration expenses, an increase of approximately $56 thousand, or 30.9%, in research and development expenses, and an increase of $0.82 million, or 123.7%, in cumulative currency translation adjustments. Our gross profit margin increased from 61.1% for the three months ended January 31, 2011 to 61.6% for the three months ended January 31, 2012.

Sales

Our sales consist primarily of revenues generated from sales of botanical anti-depression and nerve regulation products, biopharmaceutical products and botanical antibiotics and traditional OTC Chinese medicines. Sales increased by approximately $5.52 million, or 24.4%, from approximately $22.63 million in three months ended January 31, 2011 to approximately $28.14 million in three months ended January 31, 2012. This increase in sales was primarily attributable to strong market acceptance of our Siberian Ginseng Series products and the contributions from Ginseng and Venison Extract (launched in the fourth quarter of fiscal year 2010) and Badger Oil (launched in the first quarter of fiscal year 2011) as a result of our marketing efforts, in addition to the price increase of our overall products in January 2011.

We provide incentive sales rebates to our sales agents. The rebate rate, which is based on a product basis, averaged of 8.5% and 13.3% of total sales for the three months ended January 31, 2012 and 2011, respectively. Sales rebates are netted against total sales. The following table sets forth information regarding the net sales of our principal products before sales rebate during the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31, 2012			Three Months Ended January 31, 2011			Three Months Ended January 31, 2012 over 2011
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng (Acanthopanax) Series	136	17,846	58.0%	125	13,547	52.0%	11	4,299	6.0%

Tianma Series	14	1,678	5.5%	22	2,152	8.3%	-8	-474	-2.8%

Compound Yangjiao Tablets	20	2,443	7.9%	28	3,001	11.5%	-8	-558	-3.6%

Shengmai Granules	10	480	1.6%	15	682	2.6%	-5	-202	-1.0%

Banlangen Granules	12	521	1.7%	11	432	1.7%	1	89	0.0%

Compound Honeysuckle Granules	25	1,852	6.0%	35	2,346	9.0%	-10	-494	-3.0%

QingReJieDu Oral Liquid	12	486	1.6%	13	443	1.7%	-1	43	-0.1%

Compound Schizandra Tablets	5	494	1.6%	4	411	1.6%	1	83	0.0%

Ginseng and Venison Extract	28	3,834	12.5%	22	2,439	9.4%	6	1,395	3.1%

Badger Oil	4	1,128	3.6%	3	605	2.3%	1	523	1.3%

Total	266	30,762	100.0%	278	26,058	100.0%	-12	4,704	0.0%

While we had increased sales, we experienced a decrease in the sales of a number of our products mainly from the following few reasons. First, the average selling price of our products increased 23.4% for the three months ended January 31, 2012 compared with the same period of last year. The market normally needs six months or longer to absorb the impact of price increase. Second, as the PRC government moves forward with the Healthcare Reform, we experienced demanding fluctuation and this situation will continue until the Healthcare Reform is fully in place and the national healthcare system mature. Third, we increased the capacity per package for some of our products, such as Siberian Ginseng Tablets, the tablets per bottle increased from 100 to 400 tablets per bottle. Fourth, we focused our effort to our main products, Siberian Ginseng Series, Ginseng and Venison Extract, Badger Oil and Compound Schizandra Tablets which totally accounted for 75.7% of our total sales for the three months ended January 31, 2012 compared with 65.3% of the same period of last year and have higher gross margin. We have dominated the market of these four products and will continue to put more effort to strengthen our market share.

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

The increase in average sales price per pack, as reflected in the table, is primarily attributable to the increase in the sales price of individual products, namely Siberian Ginseng (Acanthopanax) Series, Tianma Series, QingReJiedu Oral Liquid, Ginseng and Venison Extract and Badger Oil as demonstrated in the following table, which reflects the average sales price per pack by product for the three months ended January 31, 2012 and 2011 and the percentage changes in the sales price per pack.

	Average Price Per Pack
Product	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Percentage Change
Siberian Ginseng (Acanthopanax) Series	$131.2	$108.3	21.1%
Tianma Series	119.9	96.0	24.9%
Compound Yangjiao Tablets	122.2	108.0	13.1%
Shengmai Granules	48.0	45.4	5.7%
Balangen Granules	43.4	38.3	13.3%
Compound Honeysuckle Granules	74.1	67.5	9.8%
QingReJieDu Oral Liquid	40.5	33.1	22.4%
Compound Schizandra Tablets	98.8	96.4	2.5%
Ginseng and Venison Extract	136.9	112.6	21.6%
Badger Oil	282.0	232.7	21.2%
Total	$115.6	$93.7	23.4%

We expect the demand for our products will increase as we continue to garner greater market acceptance, in particular the benefits of our Siberian Ginseng (Acanthopanax) Series in treating depression and nerve-regulation. Further, we see signs of increased demand for our newly launched product, Ginseng and Venison Extract which accounted for 12.5% of our total sales revenue in the first quarter of fiscal year 2012. We believe that we will have a continuous and stable sales increase in these products for fiscal year 2012. In addition, we anticipate that we will be successful in becoming one of the PRC’s essential medicine suppliers as the PRC government moves forward with its Health Reforms in 2012.

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and handling costs for the products sold.  Costs of goods sold increased approximately $2.01 million, or 22.8%, from approximately $8.81 million for the three months ended January 31, 2011 to approximately $10.82 million for the three months ended January 31, 2012.  This increase was primarily attributable to the increase in Siberian Ginseng Series and Ginseng and Venison Extract products sold and increases in raw material prices as a result of inflation.

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

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses. Our total operating expenses increased by approximately $0.70 million, or 32.5%, from approximately $2.17 million for the three months ended January 31, 2011 to approximately $2.87 million for the three months ended January 31, 2012.

Sales and Marketing. Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $0.26 million, or 19.7%, from approximately $1.33 million for the three months ended January 31, 2011 to approximately $1.59 million for the three months ended January 31, 2012. This increase was primarily attributable to an increase of approximately $0.28 million, or 22.4%, in advertising expenses as the Company intensified TV advertisements in Heilongjiang province for our botanic anti-depression series. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout the PRC and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, rental, benefits, share-based compensation, and professional service fees. General and administrative expenses increased by approximately $0.39 million, or 58.6%, from approximately $0.66 million for the three months ended January 31, 2011 to approximately $1.05 million for the three months ended January 31, 2012. This increase was primarily attributable to an increase of approximately $0.18 million in other service fees, an increase of approximately $0.15 million in amortization expenses and an increase of $0.11 million in consultation expenses. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout the PRC.

Research and Development. Our research and development expenses consist primarily of salary, equipment rental expenses, and Siberian Ginseng (Acanthopanax) cultivation related expenses. Research and development expenses increased approximately $56 thousand, or 30.9%, from approximately $0.18 million for the three months ended January 31, 2011 to approximately $0.24 million for the three months ended January 31, 2012. This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products, and research in cultivation techniques for Siberian Ginseng. Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income before income tax expenses

As a result of the foregoing, our income before income tax expenses increased by approximately $2.81 million, or 24.1%, from approximately $11.67 million for the three months ended January 31, 2011 to approximately $14.48 million for the three months ended January 31, 2012.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar years of 2012 and 2011, CBP China was granted a 10% tax exemption, and pays enterprise income taxes of 15%.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $0.82 million, from approximately $0.66 million for the three months ended January 31, 2011 to approximately $1.49 million for the three months ended January 31, 2012.

Liquidity and Capital Resources

We had retained earnings of approximately $91.68 million and $79.38 million as of January 31, 2012 and October 31, 2011, respectively.  As of January 31, 2012 and October 31, 2011, we had cash of approximately $21.42 million and $15.28 million, respectively, total current assets of approximately $70.59 million and $51.07 million, respectively. As of January 31, 2012 and October 31, 2011, we had a working capital surplus of approximately $56.93 million and $40.84 million, respectively. With the anticipated income from 2012, we believe our cash are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary of cash flow information is as follows:

	Three months ended January 31
Net cash provided by (used in):	2012	2011

Operating activities	$3,358,465	$1,300,790
Investing activities	$2,526,967	$(16,920,767)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased approximately $2.06 million, from net cash provided by operating activities of approximately $1.30 million for the three months ended January 31, 2011 to net cash provided by operating activities of approximately $3.36 million for the three months ended January 31, 2012.  This increase was primarily attributable to an increase in net income of approximately $1.36 million, an increase in the trade receivables of approximately $4.59 million as a result of increased sales, an increase in inventories of approximately $4.10 million, and decrease in other receivables of approximately $6.97 million and an increase in tax payable of approximately $1.93 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased approximately $19.45 million, from approximately $16.92 million used during the three months ended January 31, 2011 to approximately $2.53 million provided during the three months ended January 31, 2012. This increase was primarily attributable to the payments made to purchase land use right, exclusive using right of undergrowth resources and construction-in-progress in the first quarter of our fiscal year 2011 and no cash used in investing activities in the first quarter of our fiscal year 2012.

Net Cash Provided by Financing Activities

We did not have any financing activities during three months ended January 31, 2012 and 2011.

Trade Receivables

The net trade receivables increased approximately $11.04 million from approximately $21.55 million on October 31, 2011 to approximately $32.59 million on January 31, 2012. This increase was primarily attributable to the result of our sales increase in the first quarter of our fiscal year 2012.

Inventory

Inventory amounts increased approximately $9.00 million from approximately $7.42 million on October 31, 2011 to approximately $16.42 million on January 31, 2012. This increase was primarily attributable to an increase of $7.44 million in raw materials from approximately $0.95 million on October 31, 2011 to $8.39 million on January 31, 2012, an increase of $3.05 million in packaging materials from $1.89 million on October 31, 2011 to $4.94 million on January 31, 2012 and a decrease of $1.79 million in work-in-progress from $3.21 million on October 31, 2011 to $1.42 million on January 31, 2012.

Outstanding Long-Term Indebtedness

None

Expansion Strategy

We believe the market for pharmaceutical products in the PRC is growing.  Our growth strategy involves capturing as much of this market as possible during this growth phase.  To implement this strategy we plan to strengthen our dominant position in the Siberian Ginseng (Acanthopanax) market, expand our Siberian Ginseng (Acanthopanax) cultivating bases and improving the quality standards of Siberian Ginseng (Acanthopanax), and extend our distribution network through internal distribution channels reforms. Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to research and development, or acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from continuing operations coupled with such additional financing, if required, should provide sufficient liquidity to meet our expansion needs.

Contractual Obligations

Please refer to Note 21. COMMITMENTS AND CONTINGENCIES.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management's assessment and review of our financial statements and results for the three months ended January 31, 2012, we have not established effective internal controls.

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

PART II

Item 1. Legal Proceedings.

As of March 10, 2012, we are not a party to, or threatened by, any legal proceedings.

Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

In the three-month period ended January 31, 2012, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. [Removed and Reserved].

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Amendment to Articles of Incorporation(3)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceutical Inc. (4)
10.1	2007 Non-Qualified Company Stock Grant and Option Plan(5)
10.2	2003 Omnibus Securities Plan (6)
Loan Conversion Agreement among the Company, Allied Merit International Inc. and Griffin Ventures Ltd. dated May 15, 2009(7)
10.3	Employment Agreements with Weiqiu Dong(4)
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009(8)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical plant dated October 12, 2009(8)
10.6	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010(9)
10.7	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(9)
10.8	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(9)
10.9	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(9)
10.10	Independent Director Agreement with Mr. Zack Plan, dated October 15, 2011*
10.11	English translation of the Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau(10)
21.1	Subsidiaries of the registrant (2)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (11)
101.SCH	XBRL Taxonomy Extension Schema (11)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (11)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (11)
101.LAB	XBRL Taxonomy Extension Label Linkbase (11)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (11)

_____________

*	Filed herewith
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 8-K filed with the SEC on January 10, 2012.
(3)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(4)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(5)	Incorporated by reference from Form 8-K filed with the SEC on May 2, 2007.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(7)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(8)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(9)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(10)	Incorporated by reference from Form 10-K filed with the SEC on January 30, 2012.
(11)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2012	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 16, 2012	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Principal Financial Officer)

