Form 10-Q
period 2012-04-30
China Botanic Pharmaceutical
filed 2012-06-19
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

☐ Yes    ☒  No

As of April 30, 2012, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

Item 1.   Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	April 30,2012	October 31,2011
		(Unaudited)	(Audited)
ASSETS

Current assets
Cash		$32,114,449	$15,283,583
Trade receivables, net	5	26,763,505	21,548,325
Inventory, net	7	14,692,087	7,416,720
Other receivables, net	6	159,276	6,823,410
Total current assets		73,729,317	51,072,038

Property and equipment, net	8	1,593,137	1,778,984
Intangible assets, net	9	16,899,401	17,146,700
Construction-in-progress	10	1,949,949	1,937,103
Deposits for properties	12	35,017,176	37,822,113
Deferred tax assets	13	140,149	139,226
Total assets		$129,329,129	$109,896,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable		$1,842,795	$2,098,256
Tax payable		4,499,250	5,976,417
Accrued employee benefits	16	2,434,074	2,131,565
Warrant Liabilities	17	4,912	23,443
Total liabilities		8,781,031	10,229,681

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of April 30, 2012 and October 31, 2011,respectively)	18	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,239,536 issued and outstanding as of April 30, 2012 and October 31, 2011, respectively)	18	37,240	37,240
Additional paid-in capital		7,812,603	7,763,987
Common stock warrants	19	496,732	496,732
Reserves	20	3,372,697	3,372,697
Accumulated other comprehensive income		9,296,341	8,620,695
Retained earnings		99,532,485	79,375,132
Total shareholders’ equity		120,548,098	99,666,483

Total liabilities and shareholders’ equity		$129,329,129	$109,896,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months		For the six months
		ended April 30,		ended April 30,
	Note	2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net		$23,022,385	18,873,689	51,162,476	41,498,749

Cost of goods sold		10,393,388	7,733,630	21,208,891	16,541,417

Gross profit		12,628,997	11,140,059	29,953,585	24,957,332

Operating and administrative expenses:
Sales and marketing		1,823,881	1,541,011	3,414,771	2,870,190
General and administrative		808,754	851,762	1,855,387	1,511,644
Research and development		792,097	718,512	1,028,512	899,186
Total operating expenses		3,424,732	3,111,285	6,298,670	5,281,020

Income from operations		9,204,265	8,028,774	23,654,915	19,676,312

Other income:
Interest income, net		32,819	22,953	64,926	47,142

Income before income tax expenses		9,237,084	8,051,727	23,719,841	19,723,454

Income tax expenses	14	1,386,963	970,671	3,562,488	1,694,103

Net income		$7,850,121	7,081,056	20,157,353	18,029,351

Other comprehensive income:
Cumulative currency translation adjustments		(810,353)	1,511,453	675,646	2,175,874

Total comprehensive income		7,039,768	8,592,509	20,832,999	20,205,225

Earnings per common stock- Basic	15	$0.21	0.19	0.54	0.48
Earnings per common stock - Diluted		$0.21	0.19	0.54	0.48

Weighted average common stock outstanding	15
Basic		37,239,536	37,239,536	37,239,536	37,239,536
Diluted		37,239,536	37,759,494	37,241,343	37,827,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended April 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$20,157,353	$18,029,351
Adjustments to reconcile net income to operating activities:
Depreciation	197,504	189,667
Amortization	360,749	201,006
Share compensation	48,616	60,799
Noncash rental expenses	529,344	379,029
Warrants liability reevaluation	(18,531)	(277,922)
Deferred tax assets	-	(134,576)
Changes in assets and liabilities:
(Increase) in trade receivables, net	(5,068,683)	(192,743)
(Increase) in due from related parties	-	(38,455)
(Increase) in inventory, net	(7,221,052)	(3,319,538)
Decrease (Increase) in other receivables, net	6,704,620	(60,925)
(Decrease) in accounts payable	(269,184)	(176,136)
(Decrease) Increase in tax payable	(1,515,721)	1,157,489
Increase in accrued employee benefits	288,168	283,444
Net cash provided by operating activities	14,193,182	16,100,490

Cash flows from investing activities:
Deposits for land use right, property and patents	-	(15,161,164)
Refunds from patents deposit	2,524,456	-
Increase in construction-in-progress	-	(1,872,404)
Purchase of property and equipment	-	(5,826)
Net cash provided by (used in) investing activities	2,524,456	(17,039,394)

Effect of exchange rate changes on cash	113,228	739,905

Net increase (decrease) in cash	16,830,866	(198,999)
Cash, beginning of year	15,283,583	27,826,142
Cash, end of year	$32,114,449	$27,627,143

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	-	-
Interest paid during the year	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

Harbin Renhuang Pharmaceutical Company Limited owns 100% of the registered capital of Harbin Renhuang Pharmaceutical Co. Ltd (“CBP China”).

The core activities of subsidiaries included in the condensed consolidated financial statements are as follow:

·	Harbin Renhuang Pharmaceutical Company Limited – Investment holding.
·	CBP China – Development, manufacturing and distribution of pharmaceutical products.

CBP China’s principal country of operations is the People’s Republic of China (the “PRC”) and maintains their accounting records in Renminbi (“RMB”).  Substantially all of the Company’s assets and operation are located in the PRC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the result of operations for the three and six months ended April 30, 2012 and 2011. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2011 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements for April 30, 2012 and October 31, 2011.

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

FASB ASC Topic 810, “Consolidation”, requires noncontrolling minority interests to represent the portion of earnings that is not within the parent company’s control. The noncontrolling minority interests are required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the condensed consolidated statements of operations and comprehensive income. The Company has no noncontrolling interest as of April 30, 2012 and October 31, 2011.

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

Significant estimates and assumptions by management include, among others, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory, the carrying amount of property and equipment and intangible assets, reserve for employee benefit obligations, stock warrant valuation, share-based compensation, noncash rental expense and other uncertainties. Actual results may differ from these estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

As of April 30, 2012 and October 31, 2011, the exchange rates were RMB 6.33 and RMB 6.38, respectively. For the three months ended April 30, 2012 and 2011, the average exchange rates were RMB 6.32 and RMB 6.56 and the translation adjustments totaled ($810,353) and $1,511,453, respectively. For the six months ended April 30, 2012 and 2011, the average exchange rates were RMB 6.34 and RMB 6.60, and the translation adjustments totaled $675,646 and $2,175,874, respectively.

e.	Cash

There are no restriction to cash at April 30, 2012 and October 31, 2011. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the condensed consolidated financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no trade receivables write offs for the three and six months ended April 30, 2012 and 2011. The Company does not have any off-balance sheet credit exposure related to its customers.

g.	Inventory, net

Inventory consists of raw materials, packaging materials, work-in-progress and finished goods and is valued at the lower of cost or market value. The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.

The Company estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three and six months ended April 30, 2012 and 2011.

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

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360, “Property, Plant, and Equipment,” FASB ASC Topic 350, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the three and six months ended April 30, 2012 and 2011, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of April 30, 2012 and October 31, 2011 the carrying value of cash, trade receivables, other receivables and accounts payable, approximated their fair value. All derivatives are recorded at fair value evaluated based on Black-Scholes option model.

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

During the three and six months ended April 30, 2012 and 2011, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB ASC Topic 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

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

As of April 30, 2012 and October 31, 2011, the Company has accrued $1,873,267 and $1,681,721, respectively, for sales rebates, which offset the balance of trade receivables.  For the three months ended April 30, 2012 and 2011, the Company has deducted sales rebates in the amount of $2,032,107 and $772,825, respectively, from sales. For the six months ended April 30, 2012 and 2011, the Company has deducted sales rebates in the amount of $4,652,799 and $4,204,694, respectively, from sales.

n.	Sales returns and allowances

The Company does not allow return of products except for products that were damaged during shipment. The total amount of returned product is less than 0.05% of total sales. The cost of damaged products is netted against sales and cost of goods sold, respectively, and recorded as sales and marketing expenses.

o.	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including raw material, packaging material, production overhead costs, city construction tax and educational tax for the products sold.

p.	Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are expensed as incurred and amounted to $1,823,881 and $1,541,011 during the three months ended April 30, 2012 and 2011, respectively, and $3,414,771 and $2,870,190 during the six months ended April 30, 2012 and 2011, respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses incurred by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $792,097 and $718,512 during the three months ended April 30, 2012 and 2011, respectively, and $1,028,512 and $899,186 for the six months ended April 30, 2012 and 2011, respectively.

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

A provision has not been made at April 30, 2012 and October 31, 2011 for U.S. or additional foreign withholding taxes on approximately $99,532,485 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of April 30, 2012 and October 31, 2011 are not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of April 30, 2012 and October 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $7,039,768 and $8,592,509 for the three months ended April 30, 2012 and 2011, respectively, and $20,832,999 and $20,205,225 for the six months ended April 30, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $9,296,341 and $8,620,695 as of April 30, 2012 and October 31, 2011, respectively.

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

In accordance with accounting guidance FASB ASC Topic 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is at fair market value per Black-Scholes option model.

On March 25, 2010, we issued warrants to purchase 160,000 shares of our common stock to a certain investor relation service provider. The warrants were recognized at fair value and were recorded as liability.

3.   ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities: The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

(1) Cash

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $32,114,449 and $15,283,583, as of April 30, 2012 and October 31, 2011, respectively.  No cash balances were restricted as of April 30, 2012 and October 31, 2011.

As of April 30, 2012 and October 31, 2011, substantially all of the Company’s cash were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  Prior to deduction of sales rebates, there is one individual customer accounted for 11% of total sales during the three months ended April 30, 2012 and 2011, respectively. There is no individual customer accounted for over 10% of total sales and there is one accounted for 10% of total sales during six months ended April 30, 2012 and 2011, respectively.

The Company’s products are sold throughout the PRC. For three months ended April 30, 2012 and 2011, botanical anti-depression and nerve-regulation products accounted for 59% and 58%, respectively, of total sales. For six months ended April 30, 2012 and 2011, botanical anti-depression and nerve-regulation products accounted for 67% and 65%, respectively, of total sales.

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

(5) Price control

The retail prices of certain pharmaceuticals sold in the PRC, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the three and six months ended April 30, 2012 and 2011.

(6) Cost of goods sold

Cost of goods sold is subject to price fluctuations due to various factors beyond the Company’s control, including, among other pertinent factors, inflation and changes in governmental regulations and programs.  The Company expects cost of goods sold will continue to fluctuate and be affected by inflation in the future.  The Company’s raw materials are purchased from various independent suppliers. The Company does have long term relationships with major suppliers to ensure quality material, good service with competitive prices. The Company maintains an updated qualified supplier list to secure the Company’s material needs in case of changing situation from any one of our major suppliers. There are five and four individual suppliers of over 10% of total purchasing accounted for 85% and 65% of total purchasing during the three months ended April 30, 2012 and 2011, respectively. There are two individual suppliers of over 10% of total purchasing accounted for 32% and 34% of total purchasing during six months ended April 30, 2012 and 2011, respectively.

5.           TRADE RECEIVABLES, NET

The trade receivables amount included in the condensed consolidated balance sheets as of April 30, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Trade receivables	29,114,111	23,704,241
Less: Sales rebates	(1,873,267)	(1,681,721)
Less: Allowance for doubtful accounts	(477,339)	(474,195)
Trade receivables, net	26,763,505	21,548,325

6.           OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as of April 30, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Advanced Siberian Ginseng payment	-	6,631,157
Other receivables	547,132	577,554
Less: Allowance for doubtful accounts	(387,856)	(385,301)
Other receivables, net	159,276	6,823,410

The Company advanced Siberian Ginseng payment to two of our employees in our Dongfanghong branch, Mr. Zhao, Fengwu and Mr. Deng, Fujie before October 31, 2011 for the purchasing of Siberian Ginseng raw material in the Siberian Ginseng harvest season. There was no such advance at April 30, 2012.

7.           INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as of April 30, 2012 and October 31, 2011 comprised of:

	2012	2011
	US$	US$

Raw materials	4,766,992	946,600
Packaging materials	3,631,494	1,896,169
Work-in-progress	5,170,566	3,205,862
Finished goods	1,192,168	1,436,767
Less: Inventory provision	(69,133)	(68,678)
Inventory, net	14,692,087	7,416,720

8.           PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of April 30, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Machinery and equipment	3,734,886	3,710,282
Office equipment and furnishings	66,792	66,352
Motor vehicles	57,136	56,759
Total:	3,858,814	3,833,393

Less: Accumulated depreciation	(2,265,677)	(2,054,409)
Net book value	1,593,137	1,778,984

Depreciation expense for the three months ended April 30, 2012 and 2011 was $98,594 and $94,640, respectively, of which $94,191 and $91,288 were included as a component of cost of goods sold in the respective periods.  Depreciation expense for the six months ended April 30, 2012 and 2011 was $197,504 and $189,667, respectively, of which $188,570 and $181,197 were included as a component of cost of goods sold in the respective periods.

No assets were pledged for borrowings as of April 30, 2012 and October 31, 2011.

9.         INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization as of April 30, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

YiChun undergrowth resources	15,789,058	15,685,044
Product patents	2,526,249	2,509,607
Total	18,315,307	18,194,651

Less: Accumulated amortization	(1,415,906)	(1,047,951)
Intangible assets, net	16,899,401	17,146,700

The amortization expense of intangible assets incurred and recognized on our condensed consolidated statements of operations and comprehensive income during the three and six months ended April 30, 2012 and 2011 were as follow:

	For the three months ended April 30,
	2012	2011
	US$	US$

Amortization Expense:	180,195	165,753

	For the six months ended April 30,
	2012	2011
	US$	US$

Amortization Expense:	360,749	201,006

The following table shows the estimated amortization expenses expected to be incurred in the next five years:

Year	Amortization Expense

2012 remaining	$360,749
2013	721,498
2014	721,498
2015	721,498
2016	721,498
Thereafter	13,652,660
Total	$16,899,401

10.           CONSTRUCTION-IN-PROGRESS

The total capital expenses in Construction-in-progress as of April 30, 2012 and October 31, 2011 were as follows:

	2012	2011
	US$	US$

Ah City Pharmaceutical Plant phase two	1,949,949	1,937,103

Plant and production lines currently under development at the Ah City Pharmaceutical Plant Phase Two are accounted for as construction-in-progress. Construction-in-progress is recorded at cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  The Ah City Phase Two plant is expected to be completed in the end of 2013 and these amounts will be reclassified to property and equipment when it is ready to use.

11.           RELATED PARTY TRANSACTIONS

On October 12, 2009, we entered into a purchase agreement with Renhuang Stock to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,262,493. Pursuant to the purchase agreement, a payment of $15,789,058 was made to Renhuang Stock in October 2009 and a payment of $7,894,529 was made to Renhuang Stock in January 2011, with a final payment of $1,578,906 due by the date of receiving all the related government transfer documents, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as of April 30, 2012. The Company records the deposits under the Deposits for properties item on condensed consolidated balance sheet.

Before the transaction is completed, the Company is deemed to lease property and plant from Renhuang Stock. Rental expenses related to this lease, incurred and expensed to condensed consolidated statements of operations and comprehensive income, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly. Under the lease terms, the Company no longer needs to pay rent to Renhuang Stock for the use of the property and plant. The detailed forgiven rental expenses recognized to account are explained at the following note 12.

12.           DEPOSITS FOR PROPERTIES

Deposits for properties as of April 30, 2012 and October 31, 2011 were as follows:

	2012			2011
Name of Asset	Prepaid Amount	Rent expenses deducted	Net deposits	Prepaid Amount	Rent expenses deducted	Net deposits

Ah City Pharmaceutical Plant(Note 11)	$23,683,587	$(1,611,903)	$22,071,684	$23,527,566	$(1,209,375)	$22,318,191
Two Office Floors	4,240,186	(404,981)	3,835,205	4,212,253	(268,209)	3,944,044
Product Patents	9,110,287	-	9,110,287	11,559,878	-	11,559,878
Total	$37,034,060	$(2,016,884)	$35,017,176	$39,299,697	$(1,477,584)	$37,822,113

Forgiven rental expenses incurred and recognized to the condensed consolidated financial statements of operations and comprehensive income during the three and six months ended April 30, 2012 and 2011, respectively, were as follows:

	For the three months ended April 30,
	2012	2011
	US$	US$

Ah City Pharmaceutical Plant(Note 11)	197,223	190,549
Two Office Floors	67,449
Total	264,672	190,549

	For the six months ended April 30,
	2012	2011
	US$	US$

Ah City Pharmaceutical Plant(Note 11)	394,446	379,029
Two Office Floors	134,898
Total	529,344	379,029

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,057,409.  Pursuant to the Purchase Agreement, a payment of $4,240,186 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,817,223 is due by December 20, 2012, at which time title for the assets will be transferred.  Accordingly the transaction is considered incomplete as of April 30, 2012. Based on the purchasing agreement between CBP China and Hongxiangmingyuan, the Company does not need to pay any rental fees before the title is transferred. Rental expenses related to this lease, incurred and expensed to consolidated statements of operations and comprehensive income, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly.

In the fourth quarter of our fiscal year 2011, we entered into contracts to purchase Patent of Ingredients and preparation for Parkinson Drug, Patent of Ingredients and preparation for Xiangdousu, etc. and deposited $9,110,287 towards the purchase.

13.           DEFERRED TAX ASSETS

Deferred tax assets as of April 30, 2012 and October 31, 2011 was as follows:

Deferred tax assets as of	Allowance for doubtful and inventory provision	Temporary difference	Income tax rate	Deferred tax assets

April 30, 2012	$934,328	$934,328	15%	$140,149
October 31, 2011	$928,174	$928,174	15%	$139,226

14.            INCOME TAX EXPENSES

Pursuant to FASB ASC Topic 740, there is no unrecognized tax benefits included in the condensed consolidated balance sheet at April 30, 2012 and October 31, 2011, that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended April 30, 2012 and 2011:

	The three and six months ended
	April 30,
	2012	2011
US statutory rates	34.00%	34.00%
Foreign tax rate difference	(9.0)%	(9.0)%
Income tax holiday	(10.0)%	(10.0)%
Tax per financial statements	15.00%	15.00%

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

	For the three months ended April 30,		For the six months ended April 30,
	2012	2011	2012	2011
	US$	US$	US$	US$

Tax savings	924,643	799,615	2,374,993	1,799,615
Benefit per share:
Basic	0.02	0.02	0.06	0.05
Diluted	0.02	0.02	0.06	0.05

Had the tax exemption not been in place for the three and six months ended April 30, 2012 and 2011, the Company estimates the following pro forma financial statement impact:

	For the three months ended April 30,		For the six months ended April 30,
	2012	2011	2012	2011
	US$	US$	US$	US$

Net income	7,850,121	7,081,056	20,157,353	18,029,351
Less Tax savings	(924,643)	(799,615)	(2,374,993)	(1,799,615)
Proforma Net income	6,925,478	6,281,441	17,782,360	16,229,736
Proforma Net income per share:
Basic	0.18	0.17	0.47	0.44
Diluted	0.18	0.17	0.47	0.43

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

The following reconciles the components of the EPS computation for the three months ended April 30, 2012 and 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended April 30, 2012:
Net income	7,850,121
Basic EPS income available to common shareholders	7,850,121	37,239,536	0.21
Effect of dilutive securities:
Share Options		-
Share Warrants	-	-	-
Diluted EPS income available to common shareholders	7,850,121	37,239,536	0.21

For the three months ended April 30, 2011:
Net income	7,081,056
Basic EPS income available to common shareholders	7,081,056	37,239,536	0.19
Effect of dilutive securities:
Share Options		-
Share Warrants	-	519,958	-
Diluted EPS income available to common shareholders	7,081,056	37,759,494	0.19

For the three months ended April 30, 2012, warrants of 1,231,428 shares and option of 284,998 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock. For the three months ended April 30, 2011, warrants of 160,000 shares and option of 270,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

The following reconciles the components of the EPS computation for the six months ended April 30, 2012 and 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the six months ended April 30, 2012:
Net income	20,157,353
Basic EPS income available to common shareholders	20,157,353	37,239,536	0.54
Effect of dilutive securities:
Share Options		1,807
Share Warrants	-	-	-
Diluted EPS income available to common shareholders	20,157,353	37,241,343	0.54

For the six months ended April 30, 2011:
Net income	18,029,351
Basic EPS income available to common shareholders	18,029,351	37,239,536	0.48
Effect of dilutive securities:
Share Options		-
Share Warrants	-	588,181	-
Diluted EPS income available to common shareholders	18,029,351	37,827,717	0.48

For the six months ended April 30, 2012, warrants of 1,231,428 shares and option of 234,998 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock. For the three months ended April 30, 2011, warrants of 160,000 shares and option of 270,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

16.           EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the condensed consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $157,468 and $123,774 for the three months ended April 30, 2012 and 2011, respectively, and $252,039 and $258,386 for the six months ended April 30, 2012 and 2011, respectively.

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

•	The holder of the Warrants (the “Holder”) is entitled to the benefits of Rule 144 promulgated under the Securities Act of 1933, as amended and any other rule or regulation of the SEC that may at any time permit the Holder to sell securities of the Company to the public without registration. Noncompliance with such rules and regulations could result in the Company having to settle the Warrant obligation in cash.

•	The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants. There were no dilutive events for the three and six months ended April 30, 2012 and 2011, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

The Company had no assets measured at fair value at April 30, 2012 and October 31, 2011. The Company had the following warrant liability measured at fair value on April 30, 2012 and October 31, 2011:

	Fair value measurement
	Quoted prices in active markets of identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
April 30, 2012 Warrants liability	-	$4,912	-
October 31, 2011 Warrants liability	-	$23,443	-

The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation of warrants liability on April 30, 2012 was based on the assumptions noted in the following table.

Expected volatility	76.77%
Expected dividends	0%
Expected term (in years)	0.9 years
Risk-free rate	0.38%

18.           PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  As of April 30, 2012 and October 31, 2011, there is no preferred stock outstanding.

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

19.           OPTIONS AND WARRANTS

Share-based compensation amounted to $22,877 and $35,003 in the three months ended April 30, 2012 and 2011, respectively, and $48,616 and $60,799, respectively, for the six months ended April 30, 2012 and 2011.

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on October 31, of the immediately preceding year. As of April 30, 2012 and October 31, 2011, there were 3,723,954 shares available for issuing subject to the 2003 Omnibus Securities Plan.

a)	On December 14, 2010, we appointed Mr. Weiqiu Dong as our chief financial officer. Base on the employment agreement, Mr. Dong received, on December 14, 2010, an option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.15 per share under the 2003 Omnibus Plan. The option vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant. The Option is conditioned upon continued employment on such date, and has a contractual life of 3 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251, of which $20,040 and $42,942 were recorded as compensation expenses for the three and six months ended April 30, 2012. The valuation was based on the assumptions noted in the following table.

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

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $34,042, of which $2,837 and $5,674 were recorded as compensation expenses for the three and six months ended April 30, 2012.  The valuation was based on the assumptions noted in the following table.

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

(3)  Option Activity and Status

A summary of option activity and movement during the three and six months ended at April 30, 2012 and 2011, respectively, are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term

For the three months ended April 30, 2012
Outstanding at February 1, 2012	284,998	$1.96	$381,886	4.39
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at April 30, 2012	284,998	$1.96	$381,886	4.15

For the three months ended April 30, 2011
Outstanding at February 1, 2011	270,000	$2.26	$426,083	5.39
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at April 30, 2011	270,000	$2.26	$426,083	4.81

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term

For the six months ended April 30, 2012
Outstanding at November 1, 2011	284,998	$1.96	$381,886	4.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at April 30, 2012	284,998	$1.96	$381,886	4.15

For the six months ended April 30, 2011
Outstanding at November 1, 2010	70,000	$2.57	$166,832	1.95
Granted	200,000	2.15	259,251	5.63
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at April 30, 2011	270,000	$2.26	$426,083	4.81

A summary of the status of the Company’s non-vested options as of April 30, 2012 and 2011, respectively, and movements during the three and six months then ended are as follow:

	Options	Weighted average granted date fair value

For the three months ended April 30, 2012
Non-vested at February 1, 2012	245,834	$1.18
Granted	-	-
Vested	(64,166)	1.22
Forfeited or expired	-	-
Non-vested at April 30, 2012	181,668	$1.60

For the six months ended April 30, 2011
Non-vested at February 1, 2011	252,501	$2.24
Granted	-	-
Vested	(5,833)	2.57
Forfeited or expired	-	-
Non-vested at April 30, 2011	246,668	$2.23

	Options	Weighted average granted date fair value

For the six months ended April 30, 2012
Non-vested at November 1, 2011	250,000	$1.17
Granted	-	-
Vested	(68,332)	1.22
Forfeited or expired	-	-
Non-vested at April 30, 2012	181,668	$1.60

For the six months ended April 30, 2011
Non-vested at November 1, 2010	58,334	$2.57
Granted	200,000	2.15
Vested	(11,666)	2.57
Forfeited or expired	-	-
Non-vested at April 30, 2011	246,668	$2.23

The unrecognized compensation costs related to non-vested share-based compensation granted under the Company’s option plan were $165,808 and $338,387 on April 30, 2012 and 2011, respectively.

(4) Warrants

A summary of warrant activity and movement during the three and six months ended at April 30, 2012 and 2011, respectively, are as follow:

	Warrants	Average exercise price

For the three months ended April 30, 2012
Outstanding warrants at February 1, 2012	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at April 30, 2012	1,231,428	$1.03

For the three months ended April 30, 2011
Outstanding warrants at February 1, 2012	1,231,428	$1.25
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at April 30, 2011	1,231,428	$1.25

	Warrants	Average exercise price

For the six months ended April 30, 2012
Outstanding warrants at November 1, 2011	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at April 30, 2012	1,231,428	$1.03

For the six months ended April 30, 2011
Outstanding warrants at November 1, 2010	1,231,428	$1.25
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at April 30, 2011	1,231,428	$1.25

Information regarding the warrants outstanding at April 30, 2012 and 2011 are summarized as below:

	Warrants Outstanding	Weighted average remaining contractual life(years)	Weighted average exercise price

Warrants outstanding at April 30, 2012
	1,071,428	0.04	$0.88
	160,000	0.90	2.00
	1,231,428	0.15	$1.03

Warrants outstanding at April 30, 2011
	1,071,428	1.04	$0.88
	160,000	1.9	2.00
	1,231,428	1.15	$1.03

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

The reserve funds as of April 30, 2012 and October 31, 2011 were comprised of the following:

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

(1)  Operating lease arrangements

We currently have no operating lease agreement with any company.

(2)  Capital commitments

On October 12, 2009, we entered into a purchase agreement with Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,262,493. Pursuant to the purchase agreement, a payment of $15,789,058 was made to Renhuang Stock in October 2009 and a payment of $7,894,529 was made to Renhuang Stock in January 2011, with a final payment of $1,578,906 will be paid once we received all the related title transfer documents from local government, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,057,409.  Pursuant to the Purchase Agreement, a payment of $4,240,186 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,817,223 is due by December 20, 2012, at which time title for the assets will be transferred.

Name of Fixed Asset	Purchase Date	Prepaid Amount	Remaining Amount	Total Amount
Ah City Pharmaceutical Plant	October 2009	$23,683,587	$1,578,906	$25,262,493
Two Office Floors	April 2010	4,240,186	1,817,223	6,057,409
Total		$27,923,773	$3,396,129	$31,319,902

In January 2011, CBP China started its Ah City Phase Two project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and we recorded $1,949,949 as Construction-in-progress for Ah City Phase Two project. The estimated total investment for Ah City Phase Two is $18,946,870. In anticipation of the project proceeding, we expect to pay approximately $9,418,173 in our fiscal year 2012 and $7,578,748 in our fiscal year 2013. The project is anticipated to be finished in 2013.

Name of Construction-in-Progress	Start Date	Paid Amount	Remaining Amount	Projected Total Amount
Ah City Phase Two (Siberian Ginseng Product Industrialization)	January 2011	$1,949,949	$16,996,921	$18,946,870

On January 11, 2011, CBP China entered into an Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) which provides us with 30 years exclusive license right to use approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,894,529 was made to Forestry Bureau in January 2011, second payment of $6,315,623 was made in October 2011 and with a final payment of $1,578,906 remaining until receive all the required material from local government authorities for a total consideration of $15,789,058. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

In the fiscal year 2011, we purchased the following intangible assets:

Name of Intangible Assets	Purchase Date	Paid Amount	Remaining Amount	Total Amount
Patent of Ingredients and preparation for Parkinson Drug	August 2011	$1,357,859	$1,357,859	$2,715,718
Patent of Ingredients and preparation for XiangDousu	August 2011	1,342,070	1,342,070	2,684,140
Patent of Mudouye Extract	September 2011	1,894,687	1,894,687	3,789,374
Patent of Hongdoushan Extract	September 2011	2,384,148	2,384,148	4,768,296
Patent of Ingredients and preparation for Jizhi Pills	October 2011	2,131,523	2,131,523	4,263,046
Yichun Undergrowth Resource Exclusive Using right	January 2011	14,210,152	1,578,906	15,789,058
Total		$23,320,439	$10,689,193	$34,009,632

On January 24, 2012, the Company entered into an advertising contract with Harbin Weishi Advertising Company to advertise its products from February 1, 2012 to January 31, 2013 as shown on the following table.

Advertising Contract	Contract Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Harbin TV Weishi Advertising Company	January 2012	1,799,953	5,399,858	7,199,811

As of April 30, 2012, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, two office floors, undergrowth resources right, product patents, advertising contract and Ah City Phase Two construction-in-progress of approximately $36,482,101. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2012	$25,286,177
2013	11,195,924
Total	$36,482,101

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

Recent Developments

Advertising Contract. On January 24, 2012, we entered into an advertising contract with Harbin Weishi Advertising Company to advertise our products from February 1, 2012 to January 31, 2013 for the total amount of $7,199,811, of which $1,799,953 has been paid.

Ah City Phase Two project. In January 2011, CBP China started its Ah City Phase Two project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to the Institute and relevant local government departments for design and start up fees and we recorded $1,949,949 as Construction-in-progress for Ah City Phase Two project. The estimated total investment for Ah City Phase Two is $18,946,870. In anticipation of the project proceeding, we expect to pay approximately $9,418,173 in our fiscal year 2012 and $7,578,748 in our fiscal year 2013. The project is anticipated to be finished in 2013.

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

Please refer to the notes to the unaudited condensed consolidated financial statements included elsewhere in this filing for a complete summary of all of our significant accounting policies.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

—	Pharmaceutical Industry Growth. We believe the market for pharmaceutical products in the PRC is growing rapidly driven by the PRC’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in the PRC. In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens. Both the central government of the PRC and provincial governments has published Lists of Essential Medicines to regulate the market. We expect these factors to continue to drive industry growth.

—	Pricing of Our Products. Seven of our products, which accounted for 43.7% and 35.3% of our total revenues before sales rebate in the three and six months ended April 30, 2012, are listed on the National or Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

—	Production Capacity. We believe much of the pharmaceutical market in the PRC is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our current facilities with the ability to manufacture 18 dosage forms and over 200 products could not meet our future demand and we are building our Ah City Phase Two project, Depth Development and Industrialization of Siberian Ginseng, to produce more advanced Siberian Ginseng products and to allow us to capture future market growth and increase our revenue and market share accordingly.

—	Perceptions of Product Quality. We believe that rising health concerns in the PRC have contributed to a greater demand for health-care products with perceived health benefits. We believe many consumers in the PRC tend to prefer natural health care products with, we believe, limited side effects. Accordingly, we believe our reputation for quality and leadership position in a number of our products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

—	Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, which are affected by various market factors such as market demands, fluctuations in production and competition.

—	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to research and development.

—	Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

—	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

Three-Month Period Ended April 30, 2012 Compared to Three-Month Period Ended April 30, 2011

The following table sets forth certain information regarding our results of operation.

	For the Three Months Ended April 30,
	2012	2011
	($ in thousands) (unaudited)
Statements of Operations Data
Sales, net	23,022	18,874
Cost of goods sold	10,393	7,734
Gross profit	12,629	11,140
Operating and administrative expenses
Sales and marketing	1,824	1,541
General and administrative	809	852
Research and development	792	719
Other income	33	23
Income before income tax expenses	9,237	8,052
Income tax expenses	1,387	971
Net income	7,850	7,081
Other comprehensive income:
Cumulative currency translation adjustments	(810)	1,511
Total comprehensive income	7,040	8,593

Total Comprehensive Income

Total comprehensive income decreased by approximately $1.55 million, or 18%, from approximately $8.59 million for the three months ended April 30, 2011 to approximately $7.04 million for the three months ended April 30, 2012.  This decrease was primarily attributable to an increase of approximately $4.15 million, or 22%, in net sales, and an increase of approximately $2.66 million, or 34%, in cost of goods sold and an increase of approximately $0.28 million, or 18%, in sales and marketing expenses, an decrease of approximately $0.04 million, or 5%, in general and administration expenses, an increase of approximately $0.07 million, or 10%, in research and development expenses, and an decrease of $2.32 million, or 154%, in cumulative currency translation adjustments. Our gross profit margin decreased from 59% for the three months ended April 30, 2011 to 55% for the three months ended April 30, 2012.

Sales

Our sales consist primarily of revenues generated from sales of botanical anti-depression and nerve regulation products, biopharmaceutical products and botanical antibiotics and traditional OTC Chinese medicines. Sales increased by approximately $4.15 million, or 22%, from approximately $18.87 million in three months ended April 30, 2011 to approximately $23.02 million in three months ended April 30, 2012. This increase in sales was primarily attributable to strong market acceptance of our Siberian Ginseng Series products, Compound Honeysuckle Granules and the contributions from Ginseng and Venison Extract (launched in the fourth quarter of fiscal year 2010) as a result of our marketing efforts.

We provide incentive sales rebates to our sales agents. The rebate rate, which is based on a product basis, averaged of 8% and 4% of total sales for the three months ended April 30, 2012 and 2011, respectively. Sales rebates are netted against total sales. The following table sets forth information regarding the net sales of our principal products before sales rebate during the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30, 2012			Three Months Ended April 30, 2011			Change For the Three Months Ended April 30, 2012 and 2011
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng (Acanthopanax) Series	93	10,417	41%	75	8,070	41%	18	2,347	-
Tianma Series	12	1,480	6%	10	1,127	6%	2	353	-
Compound Yangjiao Tablets	19	2,374	9%	15	1,847	9%	4	527	-
Shengmai Granules	25	1,219	5%	20	946	5%	5	273	-
Banlangen Granules	15	663	3%	12	513	3%	3	150	-
Compound Honeysuckle Granules	57	4,178	17%	47	3,319	17%	10	859	-
QingReJieDu Oral Liquid	14	548	2%	11	424	2%	3	124	-
Compound Schizandra Tablets	5	512	2%	4	375	2%	1	137	-
Ginseng and Venison Extract	23	3,103	12%	19	2,438	12%	4	665	-
Badger Oil	2	660	3%	2	521	3%	0	139	-
Total	265	25,154	100%	215	19,580	100%	50	5,574	-

Since the selling price of all products increased in January 2011, we have experienced sales volume decrease from most of products in the year of 2011. After longer than expected stable period and the effort of propagation through advertisement and promotion, and the most important, the high quality of our products, we see our sales volume start to increase in the second quarter of 2012. This is a good sign of our future organic growth.

The PRC government is injecting funds into healthcare insurance system to reimburse full or part of the medical expenses consumed by Chinese citizen. We expect the Healthcare Reform, when fully in place, will greatly improve the affordability of healthcare cost of Chinese people and therefore further increase the demand for our products.  We have established Medical Reform Sales Department as a dedicated resource focused on capturing this tremendous growth opportunity.

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

The increase in average sales price per pack, as reflected in the following table, is primarily attributable to the change of currency translation from RMB to US Dollar. The average selling price of RMB has stayed the same for the three months ended at April 30, 2012 and 2011. The sales price of individual products are demonstrated in the following table, which reflects the average sales price per pack by product for the three months ended April 30, 2012 and 2011 and the percentage changes in the sales price per pack. The average prices per pack showing below are calculated from exact sales and quantities before rounded.

	Average Price Per Pack For The Three Months Ended April 30,
Product	2012	2011	Change
Siberian Ginseng (Acanthopanax) Series	$112	$108	3.7%
Tianma Series	122	117	4.3%
Compound Yangjiao Tablets	124	120	3.3%
Shengmai Granules	49	47	4.3%
Balangen Granules	43	42	2.4%
Compound Honeysuckle Granules	73	70	4.3%
QingReJieDu Oral Liquid	39	38	2.6%
Compound Schizandra Tablets	108	104	3.8%
Ginseng and Venison Extract	135	130	3.8%
Badger Oil	271	261	3.8%

We expect the demand for our products will continue increase as we continue to garner greater market acceptance, in particular the benefits of our Siberian Ginseng (Acanthopanax) Series in treating depression and nerve-regulation. We believe that we will have a continuous and stable sales increase in these products for fiscal year 2012. In addition, we anticipate that we will be successful in becoming one of the PRC’s essential medicine suppliers as the PRC government moves forward with its Health Reforms in 2012.

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and handling costs for the products sold.  Costs of goods sold increased approximately $2.66 million, or 34%, from approximately $7.73 million for the three months ended April 30, 2011 to approximately $10.39 million for the three months ended April 30, 2012.  This increase was primarily attributable to the increase in Siberian Ginseng Series and Ginseng and Venison Extract products sold and increases in raw material prices as a result of inflation.

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

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses. Our total operating expenses increased by approximately $0.31 million, or 10%, from approximately $3.11 million for the three months ended April 30, 2011 to approximately $3.42 million for the three months ended April 30, 2012.

Sales and Marketing. Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $0.28 million, or 18%, from approximately $1.54 million for the three months ended April 30, 2011 to approximately $1.82 million for the three months ended April 30, 2012. This increase was primarily attributable to an increase of approximately $0.31 million, or 21%, in advertising expenses as the Company intensified TV advertisements in Heilongjiang province for our botanic anti-depression series. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout the PRC and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, rental, benefits, share-based compensation, and professional service fees. General and administrative expenses decreased by approximately $0.04 million, or 5%, from approximately $0.85 million for the three months ended April 30, 2011 to approximately $0.81 million for the three months ended April 30, 2012. This decrease was primarily attributable to an increase of approximately $0.08 million in other service fees and a decrease of $0.10 million in legal service expenses. General and administrative expenses are likely to increase in the future as we expand our production, sourcing capacity, and distribution capacity throughout the PRC.

Research and Development. Our research and development expenses consist primarily of salary, equipment rental expenses, and Siberian Ginseng (Acanthopanax) cultivation related expenses. Research and development expenses increased approximately $0.07 million, or 10%, from approximately $0.72 million for the three months ended April 30, 2011 to approximately $0.79 million for the three months ended April 30, 2012. This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products, and research in cultivation techniques for Siberian Ginseng. Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income before income tax expenses

As a result of the foregoing, our income before income tax expenses increased by approximately $1.19 million, or 15%, from approximately $8.05 million for the three months ended April 30, 2011 to approximately $9.24 million for the three months ended April 30, 2012.

Income Tax Expenses

The Company is subject to U.S. federal and state income taxes. We currently do not pay tax in U.S. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings. Our subsidiary registered in the PRC is subject to enterprise income taxes. For the calendar years of 2012 and 2011, CBP China was granted a 10% tax exemption, and pays enterprise income taxes of 15% in the PRC.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $2.32 million, from approximately $1.51 million for the three months ended April 30, 2011 to approximately ($0.81) million for the three months ended April 30, 2012.

Six -Month Period Ended April 30, 2012 Compared to Six-Month Period Ended April 30, 2011

The following table sets forth certain information regarding our results of operation.

	For the Six Months Ended April 30,
	2012	2011
	($ in thousands) (Unaudited)
Statements of Operations Data
Sales, net	51,162	41,499
Cost of goods sold	21,209	16,541
Gross profit	29,954	24,957
Operating and administrative expenses
Sales and marketing	3,415	2,870
General and administrative	1,855	1,512
Research and development	1,029	899
Other income	65	47
Income before income tax expenses	23,720	19,723
Income tax expenses	3,562	1,694
Net income	20,157	18,029
Other comprehensive income:
Cumulative currency translation adjustments	676	2,176
Total comprehensive income	20,833	20,205

Total Comprehensive Income

Total comprehensive income increased by approximately $0.63 million, or 3%, from approximately $20.21 million for the six months ended April 30, 2011 to approximately $20.83 million for the six months ended April 30, 2012.  This increase was primarily attributable to an increase of approximately $9.66 million, or 23%, in net sales, and an increase of approximately 4.67 million, or 28%, in cost of goods sold and an increase of approximately $0.54 million, or 19%, in sales and marketing expenses, an increase of approximately $0.34 million, or 23%, in general and administration expenses, an increase of approximately $0.13 million, or 14%, in research and development expenses, and a decrease of $1.50 million, or 69%, in cumulative currency translation adjustments. Our gross profit margin decreased from 60% for the six months ended April 30, 2011 to 59% for the six months ended April 30, 2012.

Sales

Our sales consist primarily of revenues generated from sales of botanical anti-depression and nerve regulation products, biopharmaceutical products and botanical antibiotics and traditional OTC Chinese medicines. Sales increased by approximately $9.66 million, or 23%, from approximately $41.50 million in six months ended April 30, 2011 to approximately $51.16 million in six months ended April 30, 2012. This increase in sales was primarily attributable to strong market acceptance of our Siberian Ginseng Series products, Compound Honeysuckle Granules and the contributions from Ginseng and Venison Extract (launched in the fourth quarter of fiscal year 2010) as a result of our marketing efforts.

We provide incentive sales rebates to our sales agents. The rebate rate, which is based on a product basis, averaged of 8% and 9% of total sales for the six months ended April 30, 2012 and 2011, respectively. Sales rebates are netted against total sales. The following table sets forth information regarding the net sales of our principal products before sales rebate during the six months ended April 30, 2012 and 2011:

	Six Months Ended April 30, 2012			Six Months Ended April 30, 2011			Change For the Six Months Ended April 30, 2012 and 2011
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng (Acanthopanax) Series	229	28,217	51%	200	21,663	47%	29	6,554	30%
Tianma Series	26	3,152	6%	32	3,288	7%	-6	-76	-2%
Compound Yangjiao Tablets	39	4,808	9%	43	4,858	11%	-4	-50	-1%
Shengmai Granules	35	1,695	3%	35	1,627	4%	0	68	4%
Banlangen Granules	27	1,181	2%	24	946	2%	3	235	25%
Compound Honeysuckle Granules	83	6,017	11%	82	5,661	12%	1	356	6%
QingReJieDu Oral Liquid	27	1,031	2%	25	868	2%	2	163	19%
Compound Schizandra Tablets	9	1,004	2%	8	786	2%	1	218	28%
Ginseng and Venison Extract	51	6,925	12%	40	4,879	11%	11	2,046	42%
Badger Oil	7	1,785	2%	5	1,127	2%	2	658	58%
Total	533	55,815	100%	494	45,703	100%	39	10,112	22%

Since the selling price of all products increased in January 2011, we have experienced sales volume decrease from most of products in the year of 2011. After longer than expected stable period and the effort of propagation through advertisement and promotion, and the most important, the high quality of our products, we see our sales volume start to increase in the second quarter of 2012. This is a good sign of our future organic growth.

The PRC government is injecting funds into healthcare insurance system to reimburse full or part of the medical expenses consumed by Chinese citizen. We expect the Healthcare Reform, when fully in place, will greatly improve the affordability of healthcare cost of Chinese people and therefore further increase the demand for our products.  We have established Medical Reform Sales Department as a dedicated resource focused on capturing this tremendous growth opportunity.

In the third quarter of our fiscal year 2010, we introduced two new products to the market, Qing Re Jie Du Oral Liquid, which is used to cure seasonal flu, and Compound Schisandra Tablets, also known as magnolia vine, has been clinically proven to have significant benefits to the functioning and regulation of the central nervous system. In the last quarter of our fiscal year 2010, we introduced Ginseng and Venison Extract product to the market which nourishes the blood and kidney, restores the body's energy and increase endurance and has been in great demand since we launched the product. In the first quarter of our fiscal year 2011, we introduced Badger Oil which treats burns and scalds and attracted great attention from many patients. The average prices per pack showing below are calculated from exact sales and quantities before rounded.

	Average Price Per Pack For The Six Months Ended April 30,
Product	2012	2011	Change
Siberian Ginseng (Acanthopanax) Series	$123	$108	13.9%
Tianma Series	121	103	17.5%
Compound Yangjiao Tablets	124	112	10.7%
Shengmai Granules	49	46	6.5%
Balangen Granules	43	40	7.5%
Compound Honeysuckle Granules	73	69	5.8%
QingReJieDu Oral Liquid	39	35	11.4%
Compound Schizandra Tablets	108	98	10.2%
Ginseng and Venison Extract	135	121	11.6%
Badger Oil	270	225	20.0%

We expect the demand for our products will continue increase as we continue to garner greater market acceptance, in particular the benefits of our Siberian Ginseng (Acanthopanax) Series in treating depression and nerve-regulation. We believe that we will have a continuous and stable sales increase in these products for fiscal year 2012. In addition, we anticipate that we will be successful in becoming one of the PRC’s essential medicine suppliers as the PRC government moves forward with its Health Reforms in 2012.

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and handling costs for the products sold.  Costs of goods sold increased approximately $4.67 million, or 28%, from approximately $16.54 million for the six months ended April 30, 2011 to approximately $21.21 million for the six months ended April 30, 2012.  This increase was primarily attributable to the increase in Siberian Ginseng Series and Ginseng and Venison Extract products sold and increases in raw material prices as a result of inflation.

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

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses. Our total operating expenses increased by approximately $1.02 million, or 19%, from approximately $5.28 million for the six months ended April 30, 2011 to approximately $6.30 million for the six months ended April 30, 2012.

Sales and Marketing. Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $0.54 million, or 19%, from approximately $2.87 million for the six months ended April 30, 2011 to approximately $3.41 million for the six months ended April 30, 2012. This increase was primarily attributable to an increase of approximately $0.59 million, or 22%, in advertising expenses as the Company intensified TV advertisements in Heilongjiang province for our botanic anti-depression series. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout the PRC and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, rental, benefits, share-based compensation, and professional service fees. General and administrative expenses increased by approximately $0.34 million, or 23%, from approximately $1.51 million for the six months ended April 30, 2011 to approximately $1.86 million for the six months ended April 30, 2012. This increase was primarily attributable to an increase of approximately $0.26 million in other service fees, an increase of approximately $0.16 million in amortization expenses and an increase of $0.12 million in consultation expenses. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout the PRC.

Research and Development. Our research and development expenses consist primarily of salary, equipment rental expenses, and Siberian Ginseng (Acanthopanax) cultivation related expenses. Research and development expenses increased approximately $0.13 million, or 14%, from approximately $0.90 million for the six months ended April 30, 2011 to approximately $1.03 million for the six months ended April 30, 2012. This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products, and research in cultivation techniques for Siberian Ginseng. Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income before income tax expenses

As a result of the foregoing, our income before income tax expenses increased by approximately $4 million, or 20%, from approximately $19.72 million for the six months ended April 30, 2011 to approximately $23.72 million for the six months ended April 30, 2012.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar years of 2012 and 2011, CBP China was granted a 10% tax exemption, and pays enterprise income taxes of 15%.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $1.50 million, from approximately $2.18 million for the six months ended April 30, 2011 to approximately $0.68 million for the six months ended April 30, 2012.

Liquidity and Capital Resources

We had retained earnings of approximately $99.53 million and $79.38 million as of April 30, 2012 and October 31, 2011, respectively.  As of April 30, 2012 and October 31, 2011, we had cash of approximately $32.11 million and $15.28 million, respectively, total current assets of approximately $73.73 million and $51.07 million, respectively. As of April 30, 2012 and October 31, 2011, we had a working capital surplus of approximately $64.95 million and $40.84 million, respectively. With the anticipated income from 2012, we believe our cash are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary of cash flow information is as follows:

	Six months ended April 30,
Net cash provided by (used in):	2012	2011

Operating activities	$14,193,182	$16,100,490
Investing activities	$2,524,456	$(17,039,394)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased approximately $1.91 million, from net cash provided by operating activities of approximately $16.10 million for the six months ended April 30, 2011 to net cash provided by operating activities of approximately $14.19 million for the six months ended April 30, 2012.  This decrease was primarily attributable to an increase in trade receivables of approximately $4.88 million, an increase in inventory of approximately $3.90 million, an increase in tax payable of approximately $2.67 million and offset by a decrease in other receivables of approximately $6.77 million, an increase in net income of approximately of $2.13 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased approximately $19.56 million, from approximately $17.04 million used during the six months ended April 30, 2011 to approximately $2.52 million provided during the six months ended April 30, 2012. This increase was primarily attributable to the payments made to purchase land use right, exclusive using right of undergrowth resources and construction-in-progress in the first quarter of our fiscal year 2011 and no cash used in investing activities in the first quarter of our fiscal year 2012.

Net Cash Provided by Financing Activities

We did not have any financing activities during six months ended April 30, 2012 and 2011.

Trade Receivables

The net trade receivables increased approximately $5.22 million from approximately $21.55 million on October 31, 2011 to approximately $26.76 million on April 30, 2012. This increase was primarily attributable to the result of our increased sales in the second quarter of our fiscal year 2012 compared with the sales in the fourth quarter of fiscal year 2011.

Inventory

Inventory amounts increased approximately $7.28 million from approximately $7.42 million on October 31, 2011 to approximately $14.69 million on April 30, 2012. This increase was primarily attributable to an increase of $3.82 million in raw materials from approximately $0.95 million on October 31, 2011 to $4.77 million on April 30, 2012, an increase of $1.74 million in packaging materials from $1.90 million on October 31, 2011 to $3.63 million on April 30, 2012 and an increase of $1.96 million in work-in-progress from $3.21 million on October 31, 2011 to $5.17 million on April 30, 2012.

Other Receivables

Other receivables decreased by $6.66 million from approximately $6.82 million at October 31, 2011 to $159 thousand at April 30, 2012. The Company advanced Siberian Ginseng payment to two of our employees in our Dongfanghong branch, Mr. Zhao, Fengwu and Mr. Deng, Fujie before October 31, 2011 for the purchasing of Siberian Ginseng raw material in the Siberian Ginseng harvest season. There was no such advance at April 30, 2012 resulting in decrease of other receivables.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

PART II

Item 1. Legal Proceedings.

As of June 1, 2012, we are not a party to, or threatened by, any legal proceedings.

Item 1A. Risk Factors.

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

In the three-month period ended April 30, 2012, and subsequent period through the date hereof, we did not default upon any senior securities.

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

Date: June 19, 2012	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: June 19, 2012	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Principal Financial Officer)

