Form 10-Q
period 2012-07-31
China Botanic Pharmaceutical
filed 2012-09-19
CIK 926844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

☐ Yes    ☒ No

As of September 4, 2012, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	Note	July 31, 2012	October 31, 2011
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash		$41,308,177	$15,283,583
Trade receivables, net	5	17,129,544	21,548,325
Inventory, net	7	15,301,659	7,416,720
Other receivables, net	6	180,211	6,823,410
Total current assets		73,919,591	51,072,038

Property and equipment, net	8	4,254,975	1,778,984
Intangible assets, net	9	16,739,514	17,146,700
Construction-in-progress	10	1,952,353	1,937,103
Deposits for properties	12	33,818,763	37,822,113
Deferred tax assets	13	140,322	139,226
Total assets		$130,825,518	$109,896,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable		$1,785,043	$2,098,256
Tax payable		2,358,644	5,976,417
Accrued employee benefits	16	2,710,301	2,131,565
Warrant Liabilities	17	1,086	23,443
Total liabilities		6,855,074	10,229,681

Shareholders’ equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of July 31, 2012 and October 31, 2011,respectively)	18	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,239,536 issued and outstanding as of July 31, 2012 and October 31, 2011, respectively)	18	37,240	37,240
Additional paid-in capital		8,332,212	7,763,987
Common stock warrants	19	0	496,732
Reserves	20	3,372,697	3,372,697
Accumulated other comprehensive income		9,440,272	8,620,695
Retained earnings		102,788,023	79,375,132
Total shareholders’ equity		123,970,444	99,666,483

Total liabilities and shareholders’ equity		$130,825,518	$109,896,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income ( Unaudited )

		For the three months		For the nine months
	Note	ended July 31,		ended July 31,
		2012	2011	2012	2011

Sales, net		$15,076,663	12,376,352	66,239,139	53,875,101

Cost of goods sold		6,190,688	4,908,939	27,399,579	21,450,356

Gross profit		8,885,975	7,467,413	38,839,560	32,424,745

Operating and administrative expenses:
Sales and marketing		1,832,351	1,559,863	5,247,122	4,430,053
General and administrative		1,365,805	1,233,288	3,221,192	2,744,932
Research and development		1,900,363	1,686,677	2,928,875	2,585,863
Total operating expenses		5,098,519	4,479,828	11,397,189	9,760,848

Income from operations		3,787,456	2,987,585	27,442,371	22,663,897

Other income:
Interest income, net		44,153	34,144	109,079	81,286

Income before income tax expenses		3,831,609	3,021,729	27,551,450	22,745,183

Income tax expenses	14	576,071	501,884	4,138,559	2,195,987

Net income		$3,255,538	2,519,845	23,412,891	20,549,196

Other comprehensive income:
Unrealized currency translation adjustments		143,931	828,537	819,577	3,004,411

Total comprehensive income		3,399,469	3,348,382	24,232,468	23,553,607

Earnings per common stock- Basic	15	$0.09	0.07	0.63	0.55
Earnings per common stock - Diluted		$0.09	0.07	0.63	0.54

Weighted average common stock outstanding	15
Basic		37,239,536	37,239,536	37,239,536	37,239,536
Diluted		37,239,536	37,473,911	37,239,536	37,749,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows ( Unaudited )

	Note	For the nine months ended July 31,
		2012	2011

Cash flows from operating activities:
Net income		$23,412,891	$20,549,196
Adjustments to reconcile net income to operating activities:
Depreciation		367,173	286,379
Amortization		541,380	368,782
Share compensation		71,493	96,981
Noncash rental expenses		760,652	572,065
Warrants liability reevaluation		(22,357)	(305,797)
Deferred tax assets		-	(135,409)
Changes in assets and liabilities:
Decrease in trade receivables, net		4,581,688	6,891,867
(Increase) in due from related parties		-	(98,049)
(Increase) in inventory, net		(7,815,061)	(3,815,951)
Decrease (Increase) in other receivables, net		6,687,086	(115,187)
(Decrease) in accounts payable		(329,248)	(159,845)
(Decrease) Increase in tax payable		(3,659,443)	1,898,697
Increase in accrued employee benefits		561,130	391,128
Net cash provided by operating activities		25,157,384	26,424,857

Cash flows from investing activities:
Deposits for land use right, property and patents		(908,396)	(15,255,064)
Refunds from patents deposit		2,525,651	-
Increase in construction-in-progress		-	(1,884,000)
Purchase of property and equipment		(908,396)	(5,862)
Net cash provided by (used in) investing activities		708,859	(17,144,926)

Effect of exchange rate changes on cash		158,351	1,215,171

Net increase in cash		26,024,594	10,495,102
Cash, beginning of year		15,283,583	27,826,142
Cash, end of year		$41,308,177	$38,321,244

Supplemental disclosure of cash flow information:
Noncash investing activities in office building	8	1,917,149	-
Cash paid during the year for income taxes		8,595,354	-
Interest paid during the year		-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2012 and 2011

NOTE 1 – DESCRIPTION OF THE BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the result of operations for the three and nine months ended July 31, 2012 and 2011. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended October 31, 2011 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements for July 31, 2012 and October 31, 2011.

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

FASB ASC Topic 810, “Consolidation”, requires noncontrolling minority interests to represent the portion of earnings that is not within the parent company’s control. The noncontrolling minority interests are required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the condensed consolidated statements of income and comprehensive income. The Company has no noncontrolling interest as of July 31, 2012 and October 31, 2011.

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

As of July 31, 2012 and October 31, 2011, the exchange rates were RMB 6.33 and RMB 6.38, respectively. For the three months ended July 31, 2012 and 2011, the average exchange rates were RMB 6.33 and RMB 6.48, and the net income translation adjustments totaled $143,931 and $828,537, respectively. For the nine months ended July 31, 2012 and 2011, the average exchange rates were RMB 6.34 and RMB 6.56, and the net income translation adjustments totaled $819,577 and $3,004,411, respectively.

e.	Cash

There are no restriction to cash at July 31, 2012 and October 31, 2011. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.  Given the current economic environment and risks in the banking industry, there is a risk that deposits may not be readily available.

f.	Trade receivables, net

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivable payment terms vary and amounts due from customers are stated in the condensed consolidated financial statements net of an allowance for doubtful accounts and sales rebates. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivables.  Trade receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Company’s previous loss history, the counter party’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they are deemed uncollectible, and payments subsequently received on such trade receivables are credited to the allowance for doubtful accounts.  There were no trade receivables write offs for the three and nine months ended July 31, 2012 and 2011. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company estimates an inventory provision for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.  There were no inventory write offs for the three and nine months ended July 31, 2012 and 2011.

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives for significant property and equipment categories are as follows:

Machinery and equipment	10 years
Office equipment and furnishings	5-10 years
Motor vehicles	5-10 years
Office buildings	30 years

i.	Intangible assets, net

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

j.	Accounting for the impairment of long-lived assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360, “Property, Plant, and Equipment,” FASB ASC Topic 350, "Intangibles - Goodwill and Others," and FASB ASC Topic 205 “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of July 31, 2012 and October 31, 2011, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

k.	Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 825, “Financial Instruments,” that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of July 31, 2012 and October 31, 2011 the carrying value of cash, trade receivables, other receivables and accounts payable, approximated their fair value. All derivatives are recorded at fair value evaluated based on Black-Scholes option model.

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

The Company provided annual sales rebates to its distributors based upon sales volumes.  Sales rebates are recorded as a current liability at the time of the sale based upon the Company’s estimates of whether each customer would be entitled to rebates for the period.  At quarter end, the accrued rebate amount is adjusted to the actual amount earned and reclassified to trade receivables in accordance with legal right of offset.  Sales rebates were deducted from sales in the accompanying condensed consolidated statements of income and comprehensive income. Sales rebates are calculated based on terms specified in contracts with individual distributors.

As of July 31, 2012 and October 31, 2011, the Company has accrued $1,225,303 and $1,681,721, respectively, for sales rebates, which offset the balance of trade receivables.  For the three months ended July 31, 2012 and 2011, the Company has deducted sales rebates in the amount of $1,408,448 and $790,792, respectively, from sales. For the nine months ended July 31, 2012 and 2011, the Company has deducted sales rebates in the amount of $6,061,247 and $4,995,396, respectively, from sales.

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

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are expensed as incurred and amounted to $1,832,351 and $1,559,863 during the three months ended July 31, 2012 and 2011, respectively, and $5,247,122 and $4,430,053 during the nine months ended July 31, 2012 and 2011, respectively.

q.	Research and development

Research and development (“R&D”) consists primarily of cost of materials and overhead expenses incurred by research and development staff. Research and development costs are expensed as incurred. Research and development expenses amounted to $1,900,363 and $1,686,677 during the three months ended July 31, 2012 and 2011, respectively, and $2,928,875 and $2,585,863 for the nine months ended July 31, 2012 and 2011, respectively.

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

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these variables could have a material effect on the results presented in our condensed consolidated statement of income and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our condensed consolidated financial statements.

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

Generally, years beginning after fiscal 2007, the Company is open to examination by PRC taxing authorities.  In the United States, we are open to examination from 2008 onward.

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

CBP China secured preferential tax treatment in the jurisdiction where it conducts its manufacturing activity, where it was granted tax exemption of 10% from the government, for being a new and high-technology enterprise. The Company currently pays 15% enterprise income tax.

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

A provision has not been made at July 31, 2012 and October 31, 2011 for U.S. or additional foreign withholding taxes on the undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of July 31, 2012 and October 31, 2011 are not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of July 31, 2012 and October 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year to get the net value added tax payable in the period.

u.	Comprehensive Income

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. Total comprehensive income represents the activity for a period net of related tax and was $3,399,469 and $3,348,382 for the three months ended July 31, 2012 and 2011, respectively, and $24,232,468 and $23,553,607 for the nine months ended July 31, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $9,440,272 and $8,620,695 as of July 31, 2012 and October 31, 2011, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). The ASU No. 2011-10 requires that a parent deconsolidate a subsidiary if the parent ceases to have a controlling financial interest in the subsidiary (except for a sale of in substance real estate). However, in situations other than a sale of in substance real estate, differing views exist in practice on whether the parent of an in substance real estate subsidiary must satisfy the criteria in Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales, in order to derecognize the in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU will be effective for the Company on February 3, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 4 - CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

(1) Cash

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. Cash balance held in PRC bank accounts amounted to $41,308,177 and $15,283,583, as of July 31, 2012 and October 31, 2011, respectively.  No cash balances were restricted as of July 31, 2012 and October 31, 2011.

As of July 31, 2012 and October 31, 2011, substantially all of the Company’s cash were held by major financial institutions located in the PRC which management believes are of high credit quality.

(2) Sales and trade receivables

The Company provides credit in the normal course of business and substantially all customers are located in the PRC. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Prior to deduction of sales rebates, there is one individual customer accounted for 12% of total sales and there is none accounted for over 10% of total sales during the three months ended July 31, 2012 and 2011, respectively. This individual customer is accounted for 12% of accounting receivables as of July 31, 2012. There is one individual customer accounted for 10% of total sales and there is none accounted for over 10% of total sales during nine months ended July 31, 2012 and 2011, respectively. This individual customer is accounted for 12% of account receivables as of July 31, 2012.

The Company’s products are sold throughout the PRC. For three months ended July 31, 2012 and 2011, botanical anti-depression and nerve-regulation products accounted for 71% and 70%, respectively, of total sales. For nine months ended July 31, 2012 and 2011, botanical anti-depression and nerve-regulation products accounted for 68% and 68%, respectively, of total sales.

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

(5) Price control

The retail prices of certain pharmaceuticals sold in the PRC, primarily those included in the national and provincial Medical Insurance Catalogs are subject to price controls in the form of fixed prices or price ceilings. As such, the retail prices for certain of the Company’s pharmaceutical products can be adjusted downward or upward from time to time. Price controls did not have a material impact on the Company’s operation during the three and nine months ended July 31, 2012 and 2011.

(6) Cost of goods sold

Cost of goods sold is subject to price fluctuations due to various factors beyond the Company’s control, including, among other pertinent factors, inflation and changes in governmental regulations and programs. The Company expects cost of goods sold will continue to fluctuate and be affected by inflation in the future. The Company’s raw materials are purchased from various independent suppliers. The Company does have long term relationships with major suppliers to ensure quality material, good service with competitive prices. The Company maintains an updated qualified supplier list to secure the Company’s material needs in case of changing situation from any one of our major suppliers. There are three and four individual suppliers of over 10% of total purchasing accounted for 59% and 68% of total purchasing during the three months ended July 31, 2012 and 2011, respectively. These three and four individual suppliers are accounted for 87% and 100% of trade payable as of July 31, 2012 and October 31, 2011, respectively. There are three and two individual suppliers of over 10% of total purchasing accounted for 43% and 36% of total purchasing during nine months ended July 31, 2012 and 2011, respectively. These three and two individual suppliers are accounted for 87% and 75% of trade payable as of July 31, 2012 and October 31, 2011.

NOTE 5 - TRADE RECEIVABLES, NET

The trade receivables amount included in the condensed consolidated balance sheets as of July 31, 2012 and October 31, 2011 were as follows:

	July 31, 2012	October 31, 2011
	US$	US$

Trade receivables	18,832,775	23,704,241
Less: Sales rebates	(1,225,303)	(1,681,721)
Less: Allowance for doubtful accounts	(477,928)	(474,195)
Trade receivables, net	17,129,544	21,548,325

NOTE 6 - OTHER RECEIVABLES, NET

The other receivables amount included in the condensed consolidated balance sheets as of July 31, 2012 and October 31, 2011 were as follows:

	July 31, 2012	October 31, 2011
	US$	US$

Advanced Siberian Ginseng payment	-	6,631,157
Other receivables	568,545	577,554
Less: Allowance for doubtful accounts	(388,334)	(385,301)
Other receivables, net	180,211	6,823,410

The Company advanced Siberian Ginseng payment to two of our employees in our Dongfanghong branch, Mr. Zhao, Fengwu and Mr. Deng, Fujie before October 31, 2011 for the purchasing of Siberian Ginseng raw material in the Siberian Ginseng harvest season. There was no such advance at July 31, 2012.

NOTE 7 - INVENTORY, NET

The inventory amounts included in the condensed consolidated balance sheets for as of July 31, 2012 and October 31, 2011 comprised of:

	July 31, 2012	October 31, 2011
	US$	US$

Raw materials	1,443,678	946,600
Packaging materials	3,782,804	1,896,169
Work-in-progress	8,740,389	3,205,862
Finished goods	1,404,006	1,436,767
Less: Inventory provision	(69,218)	(68,678)
Inventory, net	15,301,659	7,416,720

NOTE 8 - PROPERTY AND EQUIPMENT, NET

On April 10, 2010, CBP China entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,064,878.  Pursuant to the Purchase Agreement, a payment of $4,245,415 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, final payment of $1,819,463was paid in May 2012. The title of one office floor was transferred in May 2012, the Company reclassified $2,829,699 from deposits to property and equipment and started depreciation over the estimated useful life of the asset. The other office floor is still in the process of title transfer.

Property and equipment and related accumulated depreciation as of July 31, 2012 and October 31, 2011 were as follows:

	July 31, 2012	October 31, 2011
	US$	US$

Machinery and equipment	3,739,492	3,710,282
Office Building	2,829,699	-
Office equipment and furnishings	66,874	66,352
Motor vehicles	57,206	56,759
Total:	6,693,271	3,833,393

Less: Accumulated depreciation	(2,438,296)	(2,054,409)
Net book value	4,254,975	1,778,984

The depreciation expense incurred and recognized on our condensed consolidated statements of income and comprehensive income during the three and nine months ended July 31, 2012 and 2011 were as follow:

	For the three months ended July 31,
	2012	2011
	US$	US$

Depreciation expenses in general and administrative	75,251	5,365
Depreciation expenses in cost of goods sold	94,418	92,283
Total depreciation expenses	169,669	97,648

	For the nine months ended July 31,
	2012	2011
	US$	US$

Depreciation expenses in general and administrative	84,185	12,899
Depreciation expenses in cost of goods sold	282,988	273,480
Total depreciation expenses	367,173	286,379

No assets were pledged for borrowings as of July 31, 2012 and October 31, 2011.

NOTE 9 - INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization as of July 31, 2012 and October 31, 2011 were as follows:

	July 31, 2012	October 31, 2011
	US$	US$

YiChun undergrowth resources	15,808,527	15,685,044
Product patents	2,529,364	2,509,607
Total	18,337,891	18,194,651

Less: Accumulated amortization	(1,598,377)	(1,047,951)
Intangible assets, net	16,739,514	17,146,700

The amortization expense of intangible assets incurred and recognized on our condensed consolidated statements of income and comprehensive income during the three and nine months ended July 31, 2012 and 2011 were as follow:

	For the three months ended July 31,
	2012	2011
	US$	US$

Amortization Expense:	180,631	167,776

	For the nine months ended July 31,
	2012	2011
	US$	US$

Amortization Expense:	541,380	368,782

The following table shows the estimated amortization expenses expected to be incurred in the next five years:

Year	Amortization Expense

2012 remaining	$180,631
2013	722,524
2014	722,524
2015	722,524
2016	722,524
2017 and thereafter	13,668,787
Total	$16,739,514

NOTE 10 - CONSTRUCTION-IN-PROGRESS

The total capital expenses in Construction-in-progress as of July 31, 2012 and October 31, 2011 were as follows:

	July 31, 2012	October 31, 2011
	US$	US$

Ah City Pharmaceutical Plant phase two	1,952,353	1,937,103

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

NOTE 11 - RELATED PARTY TRANSACTIONS

On October 12, 2009, we entered into a purchase agreement with Renhuang Stock, which Mr. Shaoming Li, our chairman, chief executive officer and president, is also chairman and a 50% shareholder of Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”), to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,293,644. Pursuant to the purchase agreement, a payment of $15,808,527 was made to Renhuang Stock in October 2009 and a payment of $7,904,264 was made to Renhuang Stock in January 2011, with a final payment of $1,580,853 due by the date of receiving all the related government transfer documents, at which time title for the assets will be transferred. Accordingly the transaction is considered incomplete as of July 31, 2012. The Company recorded the payments under the Deposits for properties on condensed consolidated balance sheet.

Before the transaction is completed, the Company is deemed to lease property and plant from Renhuang Stock. Rental expenses related to this lease, incurred and expensed to condensed consolidated statements of income and comprehensive income, which were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly. Under the purchase terms, the Company does not pay rent to Renhuang Stock for the use of the property and plant before the title is transferred. The detailed forgiven rental expense incurred and recognized to date is explained at Note. 12.

NOTE 12 - DEPOSITS FOR PROPERTIES

Deposits for properties as of July 31, 2012 and October 31, 2011 were listed as following:

	July 31, 2012			October 31, 2011
Name of Asset	Prepaid Amount	Rent expenses deducted	Net deposits	Prepaid Amount	Rent expenses deducted	Net deposits

Ah City Pharmaceutical Plant	$23,712,791	$(1,811,457)	$21,901,334	$23,527,566	$(1,209,375)	$22,318,191
Office Floor	3,032,439	(236,530)	2,795,909	4,212,253	(268,209)	3,944,044
Product Patents	9,121,520	-	9,121,520	11,559,878	-	11,559,878
Total	$35,866,750	$(2,047,987)	$33,818,763	$39,299,697	$(1,477,584)	$37,822,113

Forgiven rental expenses incurred and recognized to the condensed consolidated financial statements of income and comprehensive income during the three and nine months ended July 31, 2012 and 2011, respectively, were listed as following:

	For the three months ended July 31,
	2012	2011
	US$	US$

Ah City Pharmaceutical Plant	197,503	195,661
Two Office Floor	33,805	-
Total	231,308	195,661

	For the nine months ended July 31,
	2012	2011
	US$	US$

Ah City Pharmaceutical Plant	591,949	572,065
Two Office Floor	168,703	-
Total	760,652	572,065

On April 10, 2010, the Company through its wholly own subsidiary, CBP China, entered into a Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company, to acquire two office floors for a total consideration of $6,064,878.  Pursuant to the Purchase Agreement, a payment of $4,245,415 was made in April 2010 and recorded as deposits on the condensed consolidated balance sheet.  Pursuant to the Purchase Agreement, a final payment of $1,819,463 was made in May 2012. The title of one office floor was transferred in May 2012, the Company reclassified $2,829,699 from deposits to property and equipment and started depreciation over the estimated useful life of the asset. The other office floor is still in the process of title transfer.

Based on the purchase agreement between CBP China and Hongxiangmingyuan, the Company does not pay any rental fees before the title is transferred. Rental expenses related to this lease incurred and expensed before transfer of title were forgiven rental expenses and recognized to account for the rental exemption pursuant to the purchase agreement, and the deposits for the property were reduced accordingly.

In the fourth quarter of our fiscal year 2011, we entered into contracts to purchase Patent of Ingredients and preparation for Parkinson Drug, Patent of Ingredients and preparation for Xiangdousu, etc. and deposited $11,559,878 towards the purchase. The Company decided not to purchase two other patents and received $2,509,607 amount of deposit.

NOTE 13 - DEFERRED TAX ASSETS

Deferred tax assets as of July 31, 2012 and October 31, 2011 were listed as following:

Deferred tax assets as of	Allowance for doubtful and inventory provision	Temporary difference	Income tax rate	Deferred tax assets

July 31, 2012	$935,480	$935,480	15%	$140,322
October 31, 2011	$928,174	$928,174	15%	$139,226

NOTE 14 - INCOME TAX EXPENSES

Pursuant to FASB ASC Topic 740, there is no unrecognized tax benefits included in the condensed consolidated balance sheet at July 31, 2012 and October 31, 2011 that would, if recognized, affect the effective tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended July 31, 2012 and 2011:

	The three and nine months ended
	July 31,
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

	For the three months ended July 31,		For the nine months ended July 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Tax savings	385,066	303,004	2,760,059	2,102,619
Benefit per share:
Basic	0.01	0.01	0.07	0.06
Diluted	0.01	0.01	0.07	0.06

Had the tax exemption not been in place for the three and nine months ended July 31, 2012 and 2011, the Company estimates the following pro forma financial statement impact:

	For the three months ended July 31,		For the nine months ended July 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Net income	3,255,538	2,519,845	23,412,891	20,549,196
Less Tax savings	(385,066)	(303,004)	(2,760,059)	(2,102,619)
Proforma Net income	2,870,472	2,216,841	20,652,832	18,446,577
Proforma Net income per share:
Basic	0.08	0.06	0.55	0.50
Diluted	0.08	0.06	0.55	0.49

NOTE 15 - EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation for the three months ended July 31, 2012 and 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended July 31, 2012:
Net income	3,255,538
Basic EPS income available to common shareholders	3,255,538	37,239,536	0.09
Effect of dilutive securities:
Share Options	-	-	-
Share Warrants	-	-	-
Diluted EPS income available to common shareholders	3,255,538	37,239,536	0.09

For the three months ended July 31, 2011:
Net income	2,519,845
Basic EPS income available to common shareholders	2,519,845	37,239,536	0.07
Effect of dilutive securities:
Share Options		-
Share Warrants	-	234,375	-
Diluted EPS income available to common shareholders	2,519,845	37,473,911	0.07

For the three months ended July 31, 2012, warrants of 160,000 shares and option of 284,998 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock. For the three months ended July 31, 2011, warrants of 160,000 shares and option of 270,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

The following reconciles the components of the EPS computation for the nine months ended July 31, 2012 and 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the nine months ended July 31, 2012:
Net income	23,412,891
Basic EPS income available to common shareholders	23,412,891	37,239,536	0.63
Effect of dilutive securities:
Share Options		-
Share Warrants	-	-	-
Diluted EPS income available to common shareholders	23,412,891	37,239,536	0.63

For the nine months ended July 31, 2011:
Net income	20,549,196
Basic EPS income available to common shareholders	20,549,196	37,239,536	0.55
Effect of dilutive securities:
Share Options		-
Share Warrants	-	510,051	-
Diluted EPS income available to common shareholders	20,549,196	37,749,587	0.54

For the nine months ended July 31, 2012, warrants of 160,000 shares and option of 284,998 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock. For the nine months ended July 31, 2011, warrants of 160,000 shares and option of 270,000 shares were excluded from calculation of diluted earnings, because the exercise prices exceeded the average price of the Company’s common stock.

NOTE 16 - EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiary that is incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. The PRC companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts expensed to the condensed consolidated statements of income and comprehensive income for such employee benefits amounted to approximately $257,207 and $99,183 for the three months ended July 31, 2012 and 2011, respectively, and $509,246 and $357,569 for the nine months ended July 31, 2012 and 2011, respectively.

NOTE 17 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

•	The holder of the Warrants (the “Holder”) is entitled to the benefits of Rule 144 promulgated under the Securities Act of 1933, as amended and any other rule or regulation of the SEC that may at any time permit the Holder to sell securities of the Company to the public without registration. Noncompliance with such rules and regulations could result in the Company having to settle the Warrant obligation in cash.

•	The exercise price and number of shares issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, that will adversely affect the Holder’s rights under the Warrants. There were no dilutive events for the three and nine months ended July 31, 2012 and 2011, which would have resulted in an adjustment to the exercise price or number of Warrant Shares.

The Company had no assets measured at fair value at July 31, 2012 and October 31, 2011. The Company had the following warrant liability measured at fair value on July 31, 2012 and October 31, 2011:

	Fair value measurement
	Quoted prices in active markets of identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
July 31, 2012 Warrants liability	-	$1,086	-
October 31, 2011 Warrants liability	-	$23,443	-

The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  The valuation of warrants liability on July 31, 2012 was based on the assumptions noted in the following table.

Expected volatility	68.96%
Expected dividends	0%
Expected term (in years)	0.65 years
Risk-free rate	0.30%

NOTE 18 - PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)  Preferred Stock

The Company’s articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. As of July 31, 2012 and October 31, 2011, there was no preferred stock outstanding.

(2) Common Stock and Equity Transactions

On May 15, 2009, the Company issued an aggregate of 2,142,856 shares of the Company’s common stock and 1,071,428 warrants with an exercise price of $0.875 per share to Allied Merit International Investments, Inc. and Griffin Ventures Ltd. Total consideration of the issuance was $ 1,500,000. The warrants expired on May 15, 2012 and there was no warrants exercised by the expire date.

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

NOTE 19 - OPTIONS AND WARRANTS

Share-based compensation amounted to $22,877 and $36,182 for the three months ended July 31, 2012 and 2011, respectively, and $71,493 and $96,981, respectively, for the nine months ended July 31, 2012 and 2011.

(1)  2003 Omnibus Plan

On February 28, 2003, our board of directors approved the Renhuang Pharmaceuticals, Inc. 2003 Omnibus Securities Plan (the “2003 Plan”), which was approved by our shareholders on April 11, 2003. The 2003 Plan offers selected employees, directors, and consultants opportunities to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2003 Plan allows for the award of stock and options, up to 25,000 (after giving effect to the 1-for-30 reverse stock split in 2006) shares of our common stock. On May 1, of each year, the number of shares in the 2003 Securities Plan is automatically adjusted to an amount equal to ten percent of our outstanding stock on October 31, of the immediately preceding year. As of July 31, 2012 and October 31, 2011, there were 3,723,954 shares available for issuing subject to the 2003 Omnibus Securities Plan.

a) On December 14, 2010, we appointed Mr. Weiqiu Dong as our chief financial officer. Based on the employment agreement, Mr. Dong received, on December 14, 2010, an option to purchase 200,000 shares of the Company's common stock with an exercise price of $2.15 per share, under the 2003 Omnibus Plan. The option vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant. The Option is conditioned upon continued employment on such date, and has a contractual life of 3 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $259,251, of which $20,040 and $62,982 were recorded as compensation expenses for the three and nine months ended July 31, 2012. The valuation was based on the assumptions noted in the following table.

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

The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $34,042, of which $2,837 and $8,511 were recorded as compensation expenses for the three and nine months ended July 31, 2012.  The valuation was based on the assumptions noted in the following table.

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

(3)  Option Activity and Status

A summary of option activity and movement during the three and nine months ended at July 31, 2012 and 2011, respectively, are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term

For the three months ended July 31, 2012
Outstanding at May 1, 2012	284,998	$1.96	$381,886	4.15
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at July 31, 2012	284,998	$1.96	$381,886	3.90

For the three months ended July 31, 2011
Outstanding at May 1, 2011	270,000	$2.26	$426,083	4.81
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at July 31, 2011	270,000	$2.26	$426,083	4.62

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term

For the nine months ended July 31, 2012
Outstanding at November 1, 2011	284,998	$1.96	$381,886	4.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at July 31, 2012	284,998	$1.96	$381,886	3.90

For the nine months ended July 31, 2011
Outstanding at November 1, 2010	70,000	$2.57	$166,832	2.45
Granted	200,000	2.15	259,251	5.38
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at July 31, 2011	270,000	$2.26	$426,083	4.62

A summary of the status of the Company’s non-vested options as of July 31, 2012 and 2011, respectively, and movements during the three and nine months then ended are as follow:

	Options	Weighted average granted date fair value

For the three months ended July 31, 2012
Non-vested at May 1, 2012	181,668	$1.60
Granted	-	-
Vested	(4,166)	0.68
Forfeited or expired	-	-
Non-vested at July 31, 2012	177,502	$1.17

For the three months ended July 31, 2011
Non-vested at May 1, 2011	240,835	$2.22
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Non-vested at July 31, 2011	240,835	$2.22

	Options	Weighted average granted date fair value

For the nine months ended July 31, 2012
Non-vested at November 1, 2011	250,000	$1.17
Granted	-	-
Vested	(72,498)	1.19
Forfeited or expired	-	-
Non-vested at July 31, 2012	177,502	$1.17

For the nine months ended July 31, 2011
Non-vested at November 1, 2010	58,334	$2.57
Granted	200,000	2.15
Vested	(17,499)	2.57
Forfeited or expired	-	-
Non-vested at July 31, 2011	240,835	$2.22

The unrecognized compensation costs related to non-vested share-based compensation granted under the Company’s option plan were $142,931 and $333,836 on July 31, 2012 and 2011, respectively.

(4) Warrants

A summary of warrant activity and movement during the three and nine months ended at July 31, 2012 and 2011, respectively, are as follow:

	Warrants	Average exercise price

For the three months ended July 31, 2012
Outstanding warrants at May 1, 2012	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	1,071,428	0.88
Outstanding warrants at July 31, 2012	160,000	$2.00

For the three months ended July 31, 2011
Outstanding warrants at May 1, 2011	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at July 31, 2011	1,231,428	$1.03

	Warrants	Average exercise price

For the nine months ended July 31, 2012
Outstanding warrants at November 1, 2011	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	1,071,428	0.88
Outstanding warrants at July 31, 2012	160,000	$2.00

For the nine months ended July 31, 2011
Outstanding warrants at November 1, 2010	1,231,428	$1.03
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at July 31, 2011	1,231,428	$1.03

Information regarding the warrants outstanding at July 31, 2012 and 2011 are summarized as below:

	Warrants Outstanding	Weighted average remaining contractual life(years)	Weighted average exercise price

Warrants outstanding at July 31, 2012	160,000	0.65	2.00

	1,071,428	0.79	$0.88
	160,000	1.65	2.00
Warrants outstanding at July 31, 2011	1,231,428	0.90	$1.03

NOTE 20 - RESERVES

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

The reserve funds as of July 31, 2012 and October 31, 2011 were comprised of the following:

	2012	2011
	US$	US$

Statutory surplus reserve	3,090,320	3,090,320
Public welfare fund	282,377	282,377
Total	3,372,697	3,372,697

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

(2)  Capital commitments

On October 12, 2009, we entered into a purchase agreement with Harbin Renhuang Pharmaceutical Stock Co. Ltd (“Renhuang Stock”) to acquire the land use right, property and plant located at our Ah City Natural and Biopharmaceutical plant for a total consideration of $25,293,644. Pursuant to the purchase agreement, a payment of $15,808,527 was made to Renhuang Stock in October 2009 and a payment of $7,904,264 was made to Renhuang Stock in January 2011, with a final payment of $1,580,853 will be paid once we received all the related title transfer documents from local government, at which time title for the assets will be transferred. According to the agreement, we were exempted from lease payments for the underlying assets starting from May 1, 2010.

Name of Fixed Asset	Purchase Date	Prepaid Amount	Remaining Amount	Total Amount
Ah City Pharmaceutical Plant	October 2009	$23,712,791	$1,580,853	$25,293,644

In January 2011, CBP China started its Ah City Phase Two project for Siberian Ginseng products development and industrialization and entered into a Construction and Engineering Design Contract (the “Contract”) with Heilongjiang Medical Architecture Design Institute (the “Institute”) for architectural design. A few payments have been made to Institute and relevant local government departments for design and start up fees and we recorded $1,952,353 as Construction-in-progress for Ah City Phase Two project. The estimated total investment for Ah City Phase Two is $18,970,232. The project is anticipated to be finished in the year of 2013.

Name of Construction-in-Progress	Start Date	Paid Amount	Remaining Amount	Projected Total Amount
Ah City Phase Two (Siberian Ginseng Product Industrialization)	January 2011	$1,952,353	$17,017,879	$18,970,232

On January 11, 2011, CBP China entered into an Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau (the “Agreement”) with Yichun Red Star Forestry Bureau of Heilongjiang Province (the “Forestry Bureau”) which provides us with 30 years exclusive license right to use approximately 6,667 hectares of undergrowth resources including approximately 67 hectares of Siberian Ginseng GAP cultivation base in Heilongjiang Province. Pursuant to the Agreement, a payment of $7,904,264 was made to Forestry Bureau in January 2011, second payment of $6,323,411 was made in October 2011 and the final amount of $1,580,853 will be paid by receiving all the required material from local government authorities. Siberian Ginseng is a plant with medically-established anti-depressant and mood regulation qualities and is also an active ingredient in our market-leading line of all-natural anti-depressant medications. We will be responsible for continued maintenance and protection of wild resources to make this area a professional Siberian Ginseng base.

As of July 31, 2012, the Company has the following intangible assets which need our future capital commitments:

Name of Intangible Assets	Purchase Date	Paid Amount	Remaining Amount	Total Amount
Patent of Ingredients and preparation for Parkinson Drug	August 2011	$1,359,533	$1,359,533	$2,719,066
Patent of Ingredients and preparation for XiangDousu	August 2011	1,343,725	1,343,725	2,687,450
Patent of Mudouye Extract	September 2011	1,897,023	1,897,023	3,794,046
Patent of Hongdoushan Extract	September 2011	2,387,088	2,387,088	4,774,176
Patent of Ingredients and preparation for Jizhi Pills	October 2011	2,134,151	2,134,151	4,268,302
Yichun Undergrowth Resource Exclusive Using right	January 2011	14,227,675	1,580,853	15,808,528
Total		$23,349,195	$10,702,373	$34,051,568

On January 24, 2012, the Company entered into an advertising contract with Harbin Weishi Advertising Company to advertise its products from February 1, 2012 to January 31, 2013 as shown on the following table.

Advertising Contract	Contract Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Harbin TV Weishi Advertising Company	January 2012	3,604,344	3,604,344	7,208,688

As of July 31, 2012, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, undergrowth resources right, product patents, advertising contract and Ah City Phase Two construction-in-progress of approximately $32,905,449. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2012	$14,085,398
2013	18,820,051
Total	$32,905,449

NOTE 22 - SUBSEQUENT EVENT

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

Recent Developments

Schisandra Lignin Extraction Method Patent. On July 4, 2012, we were granted a patent by the State Intellectual Property Office of the PRC (“SIPO”) for our proprietary Schisandra lignin extraction method developed by our research and development department. Research in China suggests that Schisandra is a wild plant with significant medical and health benefits. Schisandra has been found to prevent liver damage and is an effective sedative for treating insomnia and central nervous system depression. Additionally, research indicates Lignin compounds are a good source of powerful anti-oxidants with promising benefits in fighting major conditions, including HIV, cancer and high blood pressure. Our proprietary Schisandra lignin extraction method enables us to obtain higher purity of lignin and remove impurities from the plant, resulting in extract with over 50% lignin, which may substantially enhance the efficacy of medicines produced from these compounds. The patent is good for a period of 20 years from the patent application date of Feb. 2010.

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

Estimate of share-based compensation – We must estimate the fair value of share-based compensation.

Estimate of noncash rental expenses – We must estimate the noncash rental expenses.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Pharmaceutical Industry Growth. We believe the market for pharmaceutical products in the PRC is growing rapidly driven by the PRC’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in the PRC. In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens. Both the central government of the PRC and provincial governments has published Lists of Essential Medicines to regulate the market. We expect these factors to continue to drive industry growth.

•	Pricing of Our Products. Seven of our products, which accounted for 40% and 36% of our total revenues before sales rebate in the three and nine months ended July 31, 2012, are listed on the National or Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

•	Production Capacity. We believe much of the pharmaceutical market in the PRC is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our current facilities with the ability to manufacture 18 dosage forms and over 200 products could not meet our future demand and we are building our Ah City Phase Two project, Depth Development and Industrialization of Siberian Ginseng, to produce more advanced Siberian Ginseng products and to allow us to capture future market growth and increase our revenue and market share accordingly.

•	Perceptions of Product Quality. We believe that rising health concerns in the PRC have contributed to a greater demand for health-care products with perceived health benefits. We believe many consumers in the PRC tend to prefer natural health care products with, we believe, limited side effects. Accordingly, we believe our reputation for quality and leadership position in a number of our products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

•	Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, which are affected by various market factors such as market demands, fluctuations in production and competition.

•	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to research and development.

•	Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

•	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

Three-Month Period Ended July 31, 2012 Compared to Three-Month Period Ended July 31, 2011

The following table sets forth certain information regarding our results of operation.

	For three Months Ended July 31,
	2012	2011
	($ in thousands)
	(Unaudited)
Statements of Income Data
Sales, net	15,077	12,376
Cost of goods sold	6,191	4,909
Gross profit	8,886	7,467
Operating and administrative expenses
Sales and marketing	1,832	1,560
General and administrative	1,366	1,233
Research and development	1,900	1,687
Other income	44	34
Income before income tax expenses	3,832	3,022
Income tax expenses	576	502
Net income	3,256	2,520
Other comprehensive income:
Unrealized currency translation adjustments	143	829
Total comprehensive income	3,399	3,348

Total Comprehensive Income

Total comprehensive income increased by approximately $0.05 million, or 2%, from approximately $3.35 million for the three months ended July 31, 2011 to approximately $3.40 million for the three months ended July 31, 2012.  This increase was primarily attributable to an increase of approximately $2.70 million, or 22%, in net sales, and an increase of approximately $1.28 million, or 26%, in cost of goods sold and an increase of approximately $0.27 million, or 17%, in sales and marketing expenses, an increase of approximately $0.13 million, or 11%, in general and administration expenses, an increase of approximately $0.21 million, or 13%, in research and development expenses, and an decrease of $0.68 million, or 83%, in unrealized currency translation adjustments. Our gross profit margin decreased from 60% for the three months ended July 31, 2011 to 59% for the three months ended July 31, 2012.

Sales

Our sales consist primarily of revenues generated from sales of botanical anti-depression and nerve regulation products, biopharmaceutical products and botanical antibiotics and traditional OTC Chinese medicines. Net sales increased by approximately $2.70 million, or 22%, from approximately $12.38 million in three months ended July 31, 2011 to approximately $15.08 million in three months ended July 31, 2012. This increase in sales was primarily attributable to strong market acceptance of our Siberian Ginseng Series products, Compound Yangjiao Tablets, Tianma Series and Compound Honeysuckle Granules as a result of our marketing efforts.

We provide incentive sales rebates to our sales agents. For the three months ended July 31, 2012 and 2011, the Company has deducted sales rebates in the amount of $1.41 million and $0.79 million, respectively, from total sales. Sales rebates are netted against total sales. The following table sets forth information regarding the total sales of our principal products before sales rebates during the three months ended July 31, 2012 and 2011:

	Three Months Ended July 31, 2012			Three Months Ended July 31, 2011			Change For the Three Months Ended July 31, 2012 and 2011
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng (Acanthopanax) Series	54	8,109	49%	53	6,478	50%	1	1,631	-1%
Tianma Series	11	1,334	8%	8	952	7%	3	382	1%
Compound Yangjiao Tablets	15	1,845	11%	11	1,342	10%	4	503	1%
Shengmai Granules	12	590	4%	9	423	3%	3	167	1%
Banlangen Granules	9	402	2%	8	320	2%	1	82	-
Compound Honeysuckle Granules	19	1,415	9%	16	1,112	9%	3	303	-
QingReJieDu Oral Liquid	7	283	2%	6	209	2%	1	74	-
Compound Schizandra Tablets	4	419	3%	3	334	3%	1	85	-
Ginseng and Venison Extract	12	1,631	10%	11	1,472	11%	1	159	-1%
Badger Oil	2	446	2%	2	401	3%		45	-1%
Total	145	16,474	100%	127	13,043	100%	18	3,431	-

Since the selling price of all products increased in January 2011, we have experienced sales volume decrease from most of products in the year of 2011. After longer than expected stable period and the effort of propagation through advertisement and promotion, and the most important, the high quality of our products, we see our sales volume start to increase in our fiscal year of 2012.

In the third quarter of our fiscal year 2012, we introduced two new packages to the market, Siberian Ginseng Extract 50g and Siberian Ginseng 200g, which are replacing current Siberian Ginseng Extract 100g package. We expect the two new packages bring more sales and profit for the Company.

The change in average sales price per pack, as reflected in the following table, is primarily attributable to the change of currency translation from RMB to US Dollar and rounding. The average selling price of each product denominated in RMB has stayed the same for the three months ended July 31, 2012 and 2011. The sales price of individual product is demonstrated in the following table, which reflects the average sales price per pack by product for the three months ended July 31, 2012 and 2011 and the percentage changes in the sales price per pack. The average prices per pack showing below for 2012 are calculated from exact sales and quantities before rounding.

	Average Price Per Pack For The Three Months Ended July 31,
Product	2012	2011	Change
Siberian Ginseng (Acanthopanax) Series	$151	$122	23.7%
Tianma Series	122	119	2.1%
Compound Yangjiao Tablets	124	122	1.8%
Shengmai Granules	49	47	3.4%
Balangen Granules	43	40	8.0%
Compound Honeysuckle Granules	73	70	4.1%
QingReJieDu Oral Liquid	39	35	11.1%
Compound Schizandra Tablets	108	111	-2.7%
Ginseng and Venison Extract	135	134	0.7%
Badger Oil	270	201	34.4%
Total	$113	$103	10.4%

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

Cost of Goods Sold

Our costs of goods sold consist primarily of sales tax and additions, direct and indirect manufacturing costs, including production overhead costs, and handling costs for the products sold. Costs of goods sold increased approximately $1.28 million, or 26%, from approximately $4.91 million for the three months ended July 31, 2011 to approximately $6.19 million for the three months ended July 31, 2012.  This increase was primarily attributable to the sales increase in Siberian Ginseng Series, Compound Yangjiao Tablet, Tianma Tablets and Compound Honeysuckle granules, increases in average raw material prices as a result of inflation and sales tax and additions. The Siberian Ginseng raw material purchase price has been increased 16% from our fiscal year 2011 to 2012 mainly due to higher labor cost and transportation cost increase. Most of other material prices stayed the same in our fiscal year 2012 and 2011.

We anticipate that beyond 2012, our price for raw materials and other production costs will continue to increase due to inflation. If our costs of goods increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses. Our total operating expenses increased by approximately $0.62 million, or 14%, from approximately $4.48 million for the three months ended July 31, 2011 to approximately $5.10 million for the three months ended July 31, 2012.

Sales and Marketing. Our sales and marketing expenses consist primarily of advertising expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $0.27 million, or 17%, from approximately $1.56 million for the three months ended July 31, 2011 to approximately $1.83 million for the three months ended July 31, 2012. This increase was primarily attributable to an increase of approximately $0.30 million, or 20%, in advertising expense as the Company intensified TV advertisements in Heilongjiang province for our botanic anti-depression series. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout the PRC and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, rental, benefits, share-based compensation, and professional service fees. General and administrative expenses increased by approximately $0.13 million, or 11%, from approximately $1.23 million for the three months ended July 31, 2011 to approximately $1.37 million for the three months ended July 31, 2012. This increase was primarily attributable to an increase of approximately $0.07 million in depreciation expense and a increase of $0.09 million in medical insurance expense. General and administrative expenses are likely to increase in the future as we expand our production, sourcing capacity, and distribution capacity throughout the PRC.

Research and Development. Our research and development expenses consist primarily of salary and Siberian Ginseng (Acanthopanax) cultivation related expenses. Research and development expenses increased approximately $0.21 million, or 13%, from approximately $1.69 million for the three months ended July 31, 2011 to approximately $1.90 million for the three months ended July 31, 2012. This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products, and research in cultivation techniques for Siberian Ginseng. Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income before income tax expenses

As a result of the foregoing, our income before income tax expenses increased by approximately $0.81 million, or 27%, from approximately $3.02 million for the three months ended July 31, 2011 to approximately $3.83 million for the three months ended July 31, 2012.

Income Tax Expenses

We are subject to U.S. federal and state income taxes.  For the three months ended July 31, 2012 and 2011, the Company did not incur U.S. federal and state income taxes as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. Our subsidiary registered in the PRC is subject to enterprise income taxes. For the calendar years of 2012 and 2011, CBP China was granted a 10% tax exemption, and pays enterprise income taxes of 15%.

Unrealized Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as unrealized currency translation adjustments.  Our unrealized currency translation adjustments decreased by approximately $0.69 million, from approximately $0.83 million for the three months ended July 31, 2011 to approximately $0.14 million for the three months ended July 31, 2012.

Nine-Month Period Ended July 31, 2012 Compared to Nine-Month Period Ended July 31, 2011

The following table sets forth certain information regarding our results of operation.

	For the Nine Months Ended July 31,
	2012	2011
	($ in thousands)
	(Unaudited)
Statements of Income Data
Sales, net	66,239	53,875
Cost of goods sold	27,399	21,450
Gross profit	38,840	32,425
Operating and administrative expenses
Sales and marketing	5,247	4,430
General and administrative	3,221	2,745
Research and development	2,929	2,586
Other income	109	81
Income before income tax expenses	27,551	22,745
Income tax expenses	4,139	2,196
Net income	23,413	20,549
Other comprehensive income:
Unrealized currency translation adjustments	820	3,004
Total comprehensive income	24,232	23,554

Total Comprehensive Income

Total comprehensive income increased by approximately $0.68 million, or 3%, from approximately $23.55 million for the nine months ended July 31, 2011 to approximately $24.23 million for the nine months ended July 31, 2012.  Our gross profit margin decreased from 60% for the nine months ended July 31, 2011 to 59% for the nine months ended July 31, 2012.

Sales

Our sales consist primarily of revenues generated from sales of botanical anti-depression and nerve regulation products, biopharmaceutical products and botanical antibiotics and traditional OTC Chinese medicines. Net sales increased by approximately $12.36 million, or 23%, from approximately $53.88 million in nine months ended July 31, 2011 to approximately $66.24 million in nine months ended July 31, 2012. This increase in sales was primarily attributable to strong market acceptance of our Siberian Ginseng Series products, Compound Honeysuckle Granules and the contributions from Ginseng and Venison Extract as a result of our marketing efforts.

We provide incentive sales rebates to our sales agents. For the nine months ended July 31, 2012 and 2011, the Company has deducted sales rebates in the amount of $6.06 million and $5.00 million, respectively, from total sales. Sales rebates are netted against total sales. The following table sets forth information regarding the total sales of our principal products before sales rebate during the nine months ended July 31, 2012 and 2011:

	Nine Months Ended July 31, 2012			Nine Months Ended July 31, 2011			Change For the Nine Months Ended July 31, 2012 and 2011
	Quantity	Amount	% of	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales	(Pack’000)	($’000)	Sales
Siberian Ginseng (Acanthopanax) Series	283	36,332	50%	253	28,197	48%	30	8,135	2%
Tianma Series	37	4,487	6%	40	4,249	7%	-3	238	-1%
Compound Yangjiao Tablets	54	6,653	9%	54	6,213	11%	0	440	-2%
Shengmai Granules	47	2,285	3%	44	2,055	3%	3	230	-
Banlangen Granules	37	1,583	2%	31	1,267	2%	6	316	-
Compound Honeysuckle Granules	102	7,433	10%	98	6,795	11%	4	638	-1%
QingReJieDu Oral Liquid	34	1,315	2%	30	1,080	2%	4	235	-
Compound Schizandra Tablets	13	1,423	2%	11	1,121	2%	2	302	-
Ginseng and Venison Extract	63	8,558	12%	52	6,363	11%	11	2,195	1%
Badger Oil	8	2,231	4%	6	1,531	3%	2	700	1%
Total	678	72,300	100%	619	58,871	100%	59	13,429	-

Since the selling price of all products increased in January 2011, we have experienced sales volume decrease from most of products in the year of 2011. After longer than expected stable period and the effort of propagation through advertisement and promotion, and the most important, the high quality of our products, we see our sales volume start to increase in our fiscal year of 2012.

The average prices per pack showing below for year 2012 are calculated from exact sales and quantities before rounding.

	Average Price Per Pack For The Nine Months Ended July 31,
Product	2012	2011	Change
Siberian Ginseng (Acanthopanax) Series	$129	$111	15.9%
Tianma Series	121	106	14.5%
Compound Yangjiao Tablets	124	115	7.9%
Shengmai Granules	49	47	3.4%
Balangen Granules	43	41	5.4%
Compound Honeysuckle Granules	73	69	5.7%
QingReJieDu Oral Liquid	39	36	8.1%
Compound Schizandra Tablets	108	102	5.8%
Ginseng and Venison Extract	135	122	10.6%
Badger Oil	270	255	5.8%
Total	$107	$95	12.2%

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

Cost of Goods Sold

Our costs of goods sold consist primarily of sales tax and additions, direct and indirect manufacturing costs, including production overhead costs, and handling costs for the products sold.  Costs of goods sold increased approximately $5.95 million, or 28%, from approximately $21.45 million for the nine months ended July 31, 2011 to approximately $27.40 million for the nine months ended July 31, 2012.  This increase was primarily attributable to sales tax and additions, the sales increase in Siberian Ginseng Series and Ginseng and Venison Extract products, and increases in raw material prices as a result of inflation.

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

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and research and development expenses. Our total operating expenses increased by approximately $1.64 million, or 17%, from approximately $9.76 million for the nine months ended July 31, 2011 to approximately $11.40 million for the nine months ended July 31, 2012.

Sales and Marketing. Our sales and marketing expenses consist primarily of advertising and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $0.82 million, or 18%, from approximately $4.43 million for the nine months ended July 31, 2011 to approximately $5.25 million for the nine months ended July 31, 2012. This increase was primarily attributable to an increase of approximately $0.89 million, or 21%, in advertising expenses as the Company intensified TV advertisements in Heilongjiang province for our botanic anti-depression series. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout the PRC and seek to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, rental, benefits, share-based compensation, and professional service fees. General and administrative expenses increased by approximately $0.48 million, or 17%, from approximately $2.75 million for the nine months ended July 31, 2011 to approximately $3.22 million for the nine months ended July 31, 2012. This increase was primarily attributable to an increase of approximately $0.19 million in rental expenses and an increase of approximately $0.17 million in amortization expenses. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout the PRC.

Research and Development. Our research and development expenses consist primarily of salary, equipment rental expenses, and Siberian Ginseng (Acanthopanax) cultivation related expenses. Research and development expenses increased approximately $0.34 million, or 13%, from approximately $2.59 million for the nine months ended July 31, 2011 to approximately $2.93 million for the nine months ended July 31, 2012. This increase was primarily attributable to development of Siberian Ginseng (Acanthopanax) cultivation and extraction of effective components of the Siberian Ginseng (Acanthopanax) plant, and development of other products, and research in cultivation techniques for Siberian Ginseng. Research and development expenses are likely to increase as we continue to devote our resources to development of new products and enhancement of our existing products.

Income before income tax expenses

As a result of the foregoing, our income before income tax expenses increased by approximately $4.81 million, or 21%, from approximately $22.75 million for the nine months ended July 31, 2011 to approximately $27.55 million for the nine months ended July 31, 2012.

Income Tax Expenses

We are subject to U.S. federal and state income taxes. For the nine months ended July 31, 2012 and 2011, the Company did not incur U.S. federal and state income taxes as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. Our subsidiary registered in the PRC is subject to enterprise income taxes.  For the calendar years of 2012 and 2011, CBP China was granted a 10% tax exemption, and pays enterprise income tax of 15%.

Unrealized Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as unrealized currency translation adjustments.  Our unrealized currency translation adjustments decreased by approximately $2.18 million, from approximately $3.00 million for the nine months ended July 31, 2011 to approximately $0.82 million for the nine months ended July 31, 2012.

Liquidity and Capital Resources

We had retained earnings of approximately $102.79 million and $79.38 million as of July 31, 2012 and October 31, 2011, respectively.  As of July 31, 2012 and October 31, 2011, we had cash of approximately $41.31 million and $15.28 million, respectively, total current assets of approximately $73.92 million and $51.07 million, respectively. As of July 31, 2012 and October 31, 2011, we had a working capital surplus of approximately $67.06 million and $40.84 million, respectively. With the anticipated income from 2012, we believe our cash are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Our summary of cash flow information is as follows:

	Nine months ended July 31,
Net cash provided by (used in):	2012	2011

Operating activities	$25,157,384	$26,424,857
Investing activities	$708,859	$(17,144,926)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased approximately $1.27 million, from net cash provided by operating activities of approximately $26.42 million for the nine months ended July 31, 2011 to net cash provided by operating activities of approximately $25.16 million for the nine months ended July 31, 2012. This decrease was primarily attributable to an increase in trade receivables of approximately $2.31 million, an increase in inventory of approximately $4.00 million, a decrease in tax payable of approximately $5.56 million and offset by a decrease in other receivables of approximately $6.80 million, an increase in net income of approximately of $2.86 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased approximately $17.85 million, from approximately $17.14 million used during the nine months ended July 31, 2011 to approximately $0.71 million provided during the nine months ended July 31, 2012. This increase was primarily attributable to the deposit of land use right, final payment made on one office floor and refund from cancellation of two patents purchased.

Net Cash Provided by Financing Activities

We did not incur any financing activities during the nine months ended July 31, 2012 and 2011.

Trade Receivables

The net trade receivables decreased approximately $4.42 million from approximately $21.55 million on October 31, 2011 to approximately $17.13 million on July 31, 2012. The trade receivable payment term is 90 days. This decrease in net trade receivable was primarily attributable to the decrease in net sales of approximately $3.76 million from approximately $18.84 million for the three months ended October 31, 2011 to approximately $15.08 million for the three month ended July 31, 2012. The third quarter of our fiscal year is always the slowest quarter in the year in term of sales.

Inventory

Inventory amounts increased approximately $7.88 million from approximately $7.42 million on October 31, 2011 to approximately $15.30 million on July 31, 2012. This increase was primarily attributable to an increase of $0.50 million in raw materials from approximately $0.95 million on October 31, 2011 to $1.44 million on July 31, 2012, an increase of $1.89 million in packaging materials from $1.90 million on October 31, 2011 to $3.78 million on July 31, 2012 and an increase of $5.53 million in work-in-progress from $3.21 million on October 31, 2011 to $8.74 million on July 31, 2012. The increase in inventory is mainly due to our actual sales lower than our original forecasted sales during the nine months ended July 31, 2012 and our Siberian Ginseng stem purchased during the beginning of our fiscal year 2012 were based on our original sales forecast.

Other Receivables

Other receivables decreased by $6.64 million from approximately $6.82 million at October 31, 2011 to $0.18 million at July 31, 2012. The decrease was primarily attributable to the advanced Siberian Ginseng payments in October 2011 for the purchase of Siberian Ginseng raw material. The Company received Siberian Ginseng raw material in the first quarter of 2012.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified by or pursuant to the Exchange Act, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management evaluated the effectiveness of our disclosure controls and procedures for the quarter ended July 31, 2012 under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. During fiscal year ended October 31, 2011, our management identified a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at October 31, 2011, because we had insufficient accounting personnel with appropriate knowledge of US GAAP. We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of July 31, 2012.

Changes in Internal Controls over Financial Reporting

Since the third quarter of our 2009 fiscal year, we have begun the implementation of remedial measures including hiring chief financial officers since January 2010, appointing three independent directors to our board of directors in early 2010, engaging consultants to help management on the preparing and improving internal controls over financial reporting in 2010 and 2011.

We are working on improving our internal control over financial reporting through more rigorous policies and procedures over key controls such as journal entry approval, reconciliation procedures and maintaining relevant supporting documentations. We do not expect that our plan will fully remediate the material weakness identified above until at least October 31, 2013. Material weaknesses or significant deficiencies in our internal controls over financial reporting may result in our investors losing confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Except for the above mentioned remedial measures, there have not been any changes in our internal control over financial reporting for the nine months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not a party to pending legal proceedings during the period ended July 31, 2012.

Item 1A. Risk Factors

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

In the three-month period ended July 31, 2012, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

_____________

*	Filed herewith
(1)	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q as permitted by Rule 405(f) (3) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2012	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ Li Shaoming
Li Shaoming, Chief Executive Officer and President
(Principal Executive Officer)

Date: September 19, 2012	By:	/s/ Weiqiu Dong
Weiqiu Dong, Chief Financial Officer
(Principal Financial Officer)

