Form 10-Q
period 2021-04-30
China Botanic Pharmaceutical
filed 2021-07-14
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Item 1. Financial Statements.

CHINA BOTANIC PHARMACEUTICAL, INC.

BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Notes payable-related party	21,585	-
Total current liabilities	21,585	-
Total liabilities	21,585	-

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value 100,000,000, shares authorized, 37,239,536 shares issued and outstanding as of April 30, 2021 and October 31, 2020	37,240	37,240
Paid in Capital	11,704,909	11,704,909
Accumulated deficit	(11,763,734)	(11,742,149)
Total Stockholders’ (Deficit)	(21,585)	-
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30,	April 30,	April 30,	April 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	16,085	-	21,585	-
Total operating expenses	16,085	-	21,585	-
(Loss) from operations	(16,085)	-	(21,585)	-
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(16,085)	-	(21,585)	-
Tax Provision	-	-	-	-
Net (Loss)	$(16,085)	$-	$(21,585)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	37,239,536	37,239,536	37,239,536	37,239,536

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2019	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)				-	-

Balance, January 31, 2020	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)

Balance, April 30, 2020	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

					Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2020	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)				(5,500)	(5,500)

Balance, January 31, 2021	37,239,536	$37,240	$11,704,909	$(11,747,649)	$(5,500)

Net income (loss)				(16,085)	(16,085)

Balance, April 30, 2021	37,239,536	$37,240	$11,704,909	$(11,763,734)	$(21,585)

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	April 30,	April 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	(21,585)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-	-
Net cash (used for) operating activities	(21,585)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related parties	21,585	-
Net cash provided by financing activities	21,585	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of April 30, 2021, the Company had no cash and an accumulated deficit of $11,763,734.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2021 and October 31, 2020, the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2021, the Custodian has extended to the Company interest-free demand loan of $21,585 to help fund the Company’s expenses. As of April 30, 2021 and October 31, 2020, the balance of related party loans was $21,585 and $-0-, respectively.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value, common stock. As of April 30, 2021 and October 31, 2020 there were 37,239,536 shares of Common Stock issued and outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of April 30, 2021 and October 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of April 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the six months ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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