Form 10-K
period 2012-10-31
China Botanic Pharmaceutical
filed 2021-08-12
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

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

As of August 10, 2021, there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

No documents are incorporated into the text by reference.

i

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

ii

PART I

Item 1. Business.

Overview

We formerly were a high-tech enterprise engaged in the research, development, manufacture, and distribution of botanical products, bio-pharmaceutical products, and traditional Chinese medicines, or TCM, in the People’s Republic of China (“PRC” or “China”). We have three “Good Manufacturing Practice” or GMP certified production facilities - Ah City Natural and Biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant -capable of producing 18 dosage forms and over 200 different products. Our products include but are not limited to (i) botanical anti-depression and nerve-regulation products, (ii) biopharmaceutical products, and (iii) botanical antibiotic and traditional over-the-counter (“OTC”) Chinese medicines. Botanical anti-depression and nerve-regulation products account for approximately 70% of our revenues and we intend to strengthen our development in this area. We have entered into sales agency agreements with our sales agents through them our products are sold to over 3,000 distributors and over 70 sales centers across 24 provinces in China.

This filing was prepared in August, 2021. Due to the lack of accounting records for the relevant period all assets have been written off and all liabilities have been carried forward from the Company most recent filings prior to this date on October 31, 2010.

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

Badger Oil

[Note: The Drug Approval Number of Badger Fat is under the name of Renhuang Stock*]

Ginseng and Venison Extract

[Note: The Drug Approval Number of Ginseng and Venison Extract are under the name of Renhuang Stock*]

Treatment of burn and scald Nourish the blood and the kidneys, restore the body’s energy and increase endurance.

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

Siberian Ginseng (Acanthopanax):

Acanthopanax, which is known in the United States as Siberian Ginseng, has been used for centuries in China.  According to Chinese Pharmacopoeia, it has numerous medical efficacies including, improving kidney and spleen function; tranquilizing the mind (anxiolytic effect), improving appetite; decreasing pain (analgesic effect); and improving sleep quality.  In addition, further pharmacologic studies and clinical trials conducted over the medical efficacies of Siberian Ginseng (Acanthopanax) have shown additional benefits, including:

●	Antidepressant

Regulating the nervous system: Siberian Ginseng (Acanthopanax) not only improves the excitation process of the central nervous system but also the inhibition process, making it more efficient. It also helps to balance the two processes to improve human intellectual and physical functions. (Source: “Chinese Medicine Information” - Microbiology Teaching and Research Section of Suzhou Medical College)

Treating neurasthenia: Siberian Ginseng (Acanthopanax) can significantly reduce the symptoms of neurasthenia; improves insomnia, restless sleep, heart palpitations, forgetfulness, and fatigue. (Source: “Chinese Patent Medicine Studies, Acanthopanax Research Situation at Home and Abroad” - Traditional Chinese Medicine Research Section of Heilongjiang Institute of Chinese Medicine)

Treating insomnia: Siberian Ginseng (Acanthopanax) has been proven to be effective in treating hypochondria and depression caused by insomnia and nerve dysfunction by an increasing number of scientific research departments and national institutions. There is a natural link between insomnia and depression. “Junk sleep” will lead to restlessness, low spirits and decreased work quality. Although hypochondria and depression can be attributed to external stimulus, stress and other factors, they are mainly attributed to nerve dysfunction and are classified as a psychiatric illness. (Source: “Insomnia and Depression Treatment Website” http://www.shimianyiyu.net )

●	Treat cerebrovascular and cardiovascular disease. Siberian Ginseng (Acanthopanax) has positive effects on coronary heart disease, angina, high blood pressure and blood pressure regulation. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

●	Anti-fatigue. Total Glucosides of Siberian Ginseng (Acanthopanax) has powerful anti-fatigue effects that are more effective than Ginseng. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

●	Antioxidant. Siberian Ginseng (Acanthopanax) helps to delay the aging process. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

●	Strengthening the body: Total Glucosides of Siberian Ginseng (Acanthopanax) promotes fat, sugar and protein metabolism, and regeneration of hepatic (liver) cells; it improves protein and nucleic acid synthesis and strengthens physical performance. (Source: “China Acanthopanax Web” http://bjcp.xsjk.net)

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

Ginseng and Venison Extract

Ginseng and Venison Extract comprises nutrients from ginseng and deer, and is used to nourish the blood and the kidneys, restore the body’s energy and increase endurance.

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

Manufacturing and production facilities

We had three production facilities:  Ah City Natural and Biopharmaceutical plant, Dongfanghong pharmaceutical plant and Qingyang natural extraction plant.  The facilities, with a total usable area of over 160 thousand square meters, are capable of producing more than 200 kinds of pharmaceuticals, health food, and functional food in 18 dosage forms, including tablets, capsules (hard and soft), granules, oral liquid, frozen powder injection, powder injection, liquid injection, dropping pills, and ointments.  We also have β-lactams and plant extraction lines and automatic packaging lines.

Our production is in strict compliance with “Good Manufacturing Practice”, or GMP, and Chinese standards of “Health Food Good Manufacturing Practice”, and “Sterile Product Quality Control Norms”. We have state of the art automated equipment, precise testing instruments, efficient air conditioning, cleaning systems and a modern logistic center for storage and distribution of products.

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

Based on our product nature, distribution channel and market practices, we currently manage our sales and distribution network through four departments:

●	General Business Department. This department is mainly responsible for distribution of botanical anti-depression and nerve-regulation products. These products are distributed to provincial distributors, who further distribute the products to local distributors. The local distributors through various sales channels, including hospitals and media marketing methods, will market the products to end consumers.

●	Brand Business Department. This department is mainly responsible for distribution of biopharmaceutical products. These products are distributed to provincial distributors, who further distribute the products to regional drugstores. The provincial distributors usually employ their own sales forces to promote the products and launch promotion campaigns with our support in marketing the products to end consumers.

●	OTC Business Department. This department is mainly responsible for distribution of botanical antibiotics and traditional OTC Chinese medicines. These products are distributed to provincial distributors, who further distribute the products to regional drugstores. The provincial distributors usually employ their own sales forces and launch their own promotion campaigns in marketing the products to end consumers.

●	Allocation Business Department. This department is responsible for bulk distribution of commonly used products. These products are distributed to medical trading centers and major market agents, who further distribute the products to nationwide drugstores and township clinics.

Research and Development

We are committed to developing new products and improving our current products.  During the fiscal years ended October 31, 2011 and 2010, we spent $3,592,555 and $3,042,815, respectively, on research and development.

Aligned with our line of business, our research and development (“R&D”) activities are focused on the following:

●	Development of single-plant anti-depression & nerve regulation products;

●	Extraction of certain components from Siberian Genseng

●	Cultivation of Siberian Ginseng; and

●	Development of OTC product upgrades.

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

●	Proprietary R&D Centers. These centers are responsible for initial research of potential products and development of existing product upgrades. We have comprehensive research and development facilities, including an innovative medicine division, a standard extractions division, a healthcare division, a comprehensive division, planning & registration division and a mid-phrase test division. In addition, our labs have received government and industry recognitions, namely: the “Key Lab on TCM Extractions’” from the Science and Technology Bureau of Heilongjiang Province and the “Innovative Medicine Lab” from the Industry Information Committee of Harbin.

●	Cooperation R&D Centers. These centers have established committees consisting of well-known medical professionals in China, who specialize in biopharmaceutical and botanical medicines. The committees guide and advise the execution and direction of R&D projects, as well as evaluating research findings. The Cooperation Centers also work closely with the academic agencies including the Institute of Biophysics and Ecological Centre of the Environment in the Chinese Academy of Science; the Medical Research Institute of National Navy; the Chinese Biochemical Medicine Research Center; the Second Army Medical University; the China Medicine University; the Beijing University of Traditional Chinese Medicine; the Heilongjiang Province Chinese Medicine University; the Northeast Forestry University and the Harbin Medical University.

●	Post-doctoral Workstations. The workstations allow post-doctoral studies on projects that are considered to be valuable to our development.

R&D Strategy

Our strategy is to be the first brand and industry leader in single-plant drugs for the treatment of depression and nerve-regulation, mainly through the development of products from Siberian Ginseng (Acanthopanax) and Schisandra. Our goal is consistent with the following trends:

●	Development of single-plant medicines is one of the three main developments in the Chinese pharmaceutical industry; and

●	Antidepressants are one of the best selling drugs in the world.

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

Success of our products is highly dependent on market acceptance.  We believe that market acceptance of our products will depend on many factors, including:

●	the perceived advantages of our products over competing products and the availability and success of competing products;

●	the brand effect of our products and channel loyalty;

●	the effectiveness of our sales and marketing efforts;

●	the pricing and cost effectiveness of our products;

●	the efficacy of our products and the prevalence and severity of adverse side effects, if any; and

●	publicity concerning our products, product candidates or competing products.

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

Our results of operations may be affected by fluctuations in availability and price of raw materials.

The raw materials we use are subject to price fluctuations due to various factors beyond our control, including, among other pertinent factors:

●	increasing market demand;

●	inflation;

●	severe climatic and environmental conditions;

●	seasonal factors, and

●	changes in governmental regulations and programs.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

●	unforeseen safety issues;

●	determination of dosing issues;

●	lack of effectiveness during clinical trials;

●	slower than expected rates of patient recruitment;

●	inability to monitor patients adequately during or after treatment; and

●	inability or unwillingness of medical investigators to follow our clinical protocols

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

Physicians, patients and other end consumer may abandon existing drugs or choose not to accept and use our new drugs.

Physicians and patients may not accept and use our products. Acceptance and use of our products will depend upon a number of factors including:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;

●	cost-effectiveness of our products relative to competing products; and

●	effectiveness of marketing and distribution efforts by us and distributors, if any.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;

●	undertaking pre-clinical testing and human clinical trials;

●	obtaining regulatory approvals of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing and selling drugs.

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

The market price for our shares may be volatile.

The market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results and changes or revisions of our expected results;

●	changes in financial estimates by securities research analysts;

●	conditions in the markets for our products;

●	changes in the economic performance or market valuations of companies in our industry;

●	announcements by us, or our competitors of new products, acquisitions, strategic relationships, joint ventures or capital commitments;

●	addition or departure of senior management and key personnel; and

●	fluctuations of exchange rates between the RMB and the U.S. dollar.

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

In the third quarter of our fiscal year 2010, we introduced two new products to the market, Qing Re Jie Du Oral Liquid, which is used to cure seasonal flu, and Compound Schisandra Tablets, also known as magnolia vine, has been clinically proven to have significant benefits to the functioning and regulation of the central nervous system. In the last quarter of our fiscal year 2010, we introduced Ginseng and Venison Extract product to the market which nourishes the blood and kidney, restores the body’s energy and increase endurance and has been in great demand since we launched the product. In the first quarter of our fiscal year 2011, we introduced Badger Oil which treats burns and scalds and attracted great attention from many patients.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management’s assessment and review of our financial statements and results for the year ended October 31, 2011, we have not established effective internal controls.

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

Compensation Committee

Our Compensation Committee assists the Board in discharging the Board’s responsibilities relating to management organization, performance, compensation and succession. The Compensation Committee is permitted to delegate its authority in accordance with Nevada law unless prohibited by the Company’s bylaws or the Compensation Committee charter. In discharging its responsibilities, the Compensation Committee shall, amongst other things:

●	Consider and authorize the compensation philosophy for the Company’s personnel.

●	Review and approve corporate goals and objectives relevant to chief executive officer and senior management compensation, evaluate chief executive officer and senior management performance in light of those goals and objectives and, either as a committee or together with other independent directors (as directed by the Board of Directors), determine and approve chief executive officer and senior management compensation based on this evaluation.

●	Annually review and approve perquisites for the chief executive officer and senior management.

●	Make recommendations to the Board of Directors with respect to the Company’s employee benefit plans.

●	Administer incentive, deferred compensation and equity based plans.

●	Annually review and update this Charter for consideration by the Board of Directors.

●	Annually evaluate performance and function of the Compensation Committee.

●	Report the matters considered and actions taken by the Compensation Committee to the Board of Directors.

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

Nominations Committee

The Nominations Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominations Committee is responsible for, among other things:

●	Make recommendations to the Board with respect to the size and composition of the Board;

●	Make recommendations to the Board on the minimum qualifications and standards for director nominees and the selection criteria for the Board members, and

●	Review the qualifications of potential candidates for the Board;

●	Make recommendations to the Board on nominees to be elected at the Annual Meeting of Stockholders; and

●	Seek and identify a qualified director nominee, in the event that a director vacancy occurs, to be recommended to the Board for either appointment by the Board to serve the remainder of the term of a director position that is vacant or election at the Annual Meeting of the Stockholders.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)		(g)	(h)

Shaoming Li, Chairman of Board of Directors, Chief Executive Officer, and President	2011	$31,250	$-0-	$-0-	$-0-		$-0-	$31,250
	2010	$31,250	$-0-	$-0-	$-0-		$-0-	$31,250

Weiqiu Dong, Chief Financial Officer(2)	2011	$91,993	$-0-	$-0-	$259,251	(2)	$-0-	$351,2444
	2010	$-	$-	$-	$-		$-	$-

Xiaoying Lu, Former Interim Chief Financial Officer(3)	2011	$7,051	$-0-	$-0-	$-0-		$-0-	$7,051
	2010	$7,051	$-0-	$-0-	$-0-		$-0-	$7,051

Jiang He, Secretary	2011	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500
	2010	$4,500	$-0-	$-0-	$-0-		$-0-	$4,500

(1)	Reflects the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718 – Stock Compensation.
(2)	Mr. Dong was appointed to the position of Chief Financial Officer effective December 14, 2010. In accordance with the appointment, Mr. Dong received, on December 16, 2010, an option to purchase 200,000 shares of the Company’s common stock under our 2003 Omnibus Plan. The option has a six (6) year term and vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant, conditioned upon continued employment on such date. The exercise price of the option grant is $2.12, the closing price on the date of the grant. The fair value of the option award is $259,251, of which $76,032 was recorded as compensation expenses for fiscal year ended October 31, 2011 and $0 was recorded for fiscal year ended October 31, 2010.
(3)	Ms. Lu was appointed to the position of interim Chief Financial Officer effective August 20, 2010 and replaced by Mr. Dong on December 14, 2010.

Employment Agreements with Executive Officers

On December 14, 2010, we entered into the CFO Appointment Agreement with Mr. Weiqiu Dong, who became our chief financial officer on that date. The agreement provides that Mr. Dong will receive an annual base salary of RMB 600,000 per year.  In accordance with the appointment, Mr. Dong received, on December 16, 2010, an option to purchase 200,000 shares of the Company’s common stock under our 2003 Omnibus Plan.  The option has a six (6) year term and vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant, conditioned upon continued employment on such date. The exercise price of the option grant is $2.12, the closing price on the date of the grant. Fair market value of the option granted was $259,251.

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

Outstanding Equity Awards at October 31, 2011

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of October 31, 2011 for the named executive officers below:

Outstanding Equity Awards at Fiscal Year Ended

October 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Weiqui Dong(1)	0	200,000	0	$2.12	12/16/2016	–	–	–	–

(1)	60,000 options vest on December 14, 2011, 70,000 options vest on December 14, 2012, and 70,000 options vest on December 14, 2013.

Compensation of Directors

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended October 31, 2011.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
(a)	(b)(1)	(c)(2)	(d)(2)		(e)	(f)	(g)	($)

Zack Zibing Pan	1,250	-0-	34,042	(3)	-0-	-0-	-0-	35,292

Bingchun Wu	5,527	-0-	-0-		-0-	-0-	-0-	5,527

Changxiong Sun	5,527	-0-	-0-		-0-	-0-	-0-	5,527

Xiaoheng Shao	36,000	-0-	-0-	(4)	-0-	-0-	-0-	36,000

(1)	The dollar value reflected is based on the average exchange rate for fiscal year 2011 with 1US Dollar equals to 6.52225RMB.
(2)	Reflects the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718 – Stock Compensation.
(3)	We entered into an independent director agreement with Mr. Pan dated October 15, 2011, pursuant to which, as consideration for Mr. Pan’s board services, we agreed to: (i) pay Mr. Pan a fee of $2,500 per month, (ii) grant Mr. Pan an option to purchase 50,000 shares of common stock under the 2003 Plan, at an exercise price of $0.80 per share, which is equal to the closing price of the Company’s common stock on October 15, 2011, subject to vesting on a quarterly basis (4,166 shares of option to vest on the first 11 quarter anniversaries of the grant and 4,174 shares of option to vest on the 12th quarter anniversary of the grant with the initial 4,166 shares of option vesting to commence on January 15, 2012). The fair value of the option award is $34,042, of which $2,837 was recorded as compensation expenses for fiscal year ended October 31, 2011.
(4)	We entered into an independent director agreement with Mr. Shao dated April 13, 2010, pursuant to which we granted Mr. Shao an option to purchase a total amount of 70,000 shares of our common stock under the 2003 Plan at a purchase price of $2.57 per share. Mr. Shao serviced as a director ended on October 15, 2011 and was vested options to purchase an aggregate 34,998 shares of our common stock. The fair value of the option award is $171,397, of which $57,131 and $31,462, respectively, were recorded as compensation expenses for fiscal years ended October 31, 2011 and 2010.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding		Shares Underlying Convertible Securities(1)		Total	Percent(2)
Directors and Named Executive Officers(3)
Shaoming Li	17,850,000	(4)	0		17,850,000	47.9%
Weiqiu Dong	21,800		60,000	(5)	81,800	*
Zack Pan	0		4,166	(6)	4,166	*
Xiaoheng Shao(7)	0		34,998	(7)	34,998	*
Bingchun Wu	0		0		0	*
Changxiong Sun	0		0		0	*
Dianjun Pi	4,278,000	(8)	0		4,278,000	11.5%
Jiang He	0		0		0	*
Directors and executive officers as group (8 persons)	22,149,800	(9)	99,164		22,249,964	59.6%

5% Beneficial Owners
Tuya Wulan – New BVI Co.(10) P.O. Box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands	2,670,000		0		2,670,000	7.2%
Cheung Yunman – Total Prosperity Company Limited (11) P.O. Box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands	3,159,450		0		3,159,450	8.5%

*	Individual owns less than 1% of our securities.

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes within 60 days.
(2)	Based on 37,239,536 shares of our common stock outstanding as of December 31, 2011.
(3)	The address for this beneficial owner is No. 281, Taiping Road, Taiping District, Harbin, Heilongjiang Province, China 150050.
(4)	Includes 17,850,000 shares of common stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li.
(5)	Includes options to purchase 60,000 shares of common stock as of December 31, 2011, with an exercise price of $2.12 per share, in connection with option granted on December 14, 2010 to purchase 200,000 shares of our common stock. The option vest on an annual basis such at Mr. Dong is entitled to purchase 60,000 shares of our common stock on the first anniversary of the grant date and 70,000 shares of our common stock on the send and third anniversary of the grant date.
(6)	Includes options to purchase 4,166 shares of common stock as of December 31, 2011, with an exercise price of $0.80 per share, in connection with option granted on October 15, 2011 to purchase 50,000 shares of our common stock. The option vest on a quarterly basis such that Mr. Pan is entitled to purchase 4,166 shares of our common stock on the first 11 quarter anniversaries of the grant date and 4,174 shares of our common stock on the twelfth quarter anniversary of the grant date.
(7)	Mr. Shao cease to be our director on October 15, 2011. Includes options to purchase 34,998 shares of our common stock.
(8)	Includes 4,278,000 shares of Common Stock owned by China Wealth Source Company Ltd, an entity controlled by Mr. Dianjun Pi.
(9)	Includes 17,850,000 shares of Common Stock owned by Celebrate Fortune Company Limited, an entity controlled by Mr. Shaoming Li, and 4,278,000 shares of Common Stock owned by China Wealth Source Company Ltd, an entity controlled by Mr. Dianjun Pi.
(10)	Includes 2,670,000 shares of Common Stock owned by New BVI Co., an entity controlled by Mr. Tuya Wulan.
(11)	Includes 3,159,450 shares of Common Stock owned by Total Prosperity Company Limited, an entity controlled by Mr. Cheung Yunman.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides aggregate information as of October 31, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

			C
Plan Category	A Number of securities to be issued upon exercise of outstanding options, and warrants	B Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	284,998	$1.96	3,438,956
Equity compensation plans not approved by security holders(1)	0	$0.00	200,000
Total	284,998	$1.96	3,638,956

(1)	On March 19, 2007, our board of directors approved the 2007 Non-Qualified Company Stock Grant and Option Plan (the “2007 Plan”). The 2007 Plan was not approved by our shareholders. The 2007 Plan is intended to serve as an incentive and to encourage stock ownership by our directors, officers, and employees, and certain persons rendering service to us, so that such persons may acquire or increase their proprietary interest in our success, and to encourage them to remain in our service. Under the 2007 Plan, up to 200,000 shares of our common stock may be subject to options.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

Exhibits

The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Amendment to Articles of Incorporation(3)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceutical Inc.(4)
10.1	2007 Non-Qualified Company Stock Grant and Option Plan(5)
10.2	2003 Omnibus Securities Plan(6)
10.3	Employment Agreements with Weiqiu Dong(4)
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009(8)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical plant dated October 12, 2009(8)
10.6	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010(9)
10.7	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(9)
10.8	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(9)
10.9	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(9)
10.10	Independent Director Agreement with Mr. Zack Plan, dated October 15, 2011*
10.11	English translation of the Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau *
23.2	Consent Of Windes & McClaughry Accountancy Corporation*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)
101.LAB	XBRL Taxonomy Extension Label Linkbase (10)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (10)

*	Filed herewith.
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 8-K filed with the SEC on January 10, 2012.
(3)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(4)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(5)	Incorporated by reference from Form S-8 filed with the SEC on May 2, 2007.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(7)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(8)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(9)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(10)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2021	CHINA BOTANIC PHARMACEUTICAL INC.

	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and President
(Principal Executive Officer), Chief Financial Officer and Principal Accounting Officer

The following documents are filed as part of this Annual Report:

(a)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Botanic Pharmaceutical Inc.:

We were engaged to audit the accompanying balance sheets of China Botanic Pharmaceutical Inc. (“the Company”) as of October 31, 2012 and 2011 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until July of 2021 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at October 31, 2021 and 2011, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b. to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO
August 12, 2021

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2012	2011

ASSETS
Current assets:
Cash	$-	$15,283,583
Trade receivables, net	-	21,548,325
Inventory, net	-	7,416,720
Other receivables, net	-	6,823,410
Total current assets	-	51,072,038

Property and equipment, net	-	1,778,984
Intangible Assets	-	17,146,700
Construction in progress	-	1,937,103
Deposits for properties	-	37,822,113
Deferred tax assets	-	139,226

Total assets	$-	$109,896,164

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Liabilities
Accounts payable	$2,098,256	$2,098,256
Tax payable	5,976,417	5,976,417
Accrued employee benefits	2,131,565	2,131,565
Warrant Liabilities	23,443	23,443
Total liabilities	10,229,681	10,229,681

Shareholders’ (deficit) equity
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of October 31 2012 and 2011, respectively)	-	-
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of October 31 , 2012 and 2011, respectively)	37,240	37,240
Additional paid-in capital	7,763,987	7,763,987
Common stock warrants	496,732	496,732
Reserves	3,372,697	3,372,697
Accumulated other comprehensive income	8,620,695	8,620,695
Retained earnings	(30,521,032)	79,375,132
Total shareholders’ (deficit) equity	(10,229,681)	99,666,483

Total liabilities and shareholders’ (deficit) equity	$-	$109,896,164

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended
	October 31,
	2012	2011

Sales, net	$-	$72,713,748

Cost of goods sold	-	29,531,087

Gross profit	-	43,182,661

Operating and administrative expenses:
Sales and distribution	-	6,024,230
General and administrative	-	4,046,197
Research and development	-	3,592,555
Total operating expenses	-	13,662,982

Income from operations	-	29,519,679

Other income (loss):
Loss on abandonment of assets	(109,896,164)	-
Interest income	-	126,943
Income before income tax expenses	(109,896,164)	29,646,622

Income tax expenses	-	3,727,537
Net income	$(109,896,164)	$25,919,085

Other comprehensive income:
Cumulative currency translation adjustments	-	3,851,902

Total comprehensive income	$(109,896,164)	$29,770,987

Earnings per common stock- Basic	$-2.95	$0.70
Earnings per common stock - Diluted	$-2.92	$0.69

Weighted average common stock outstanding
Basic	37,239,536	37,239,536
Diluted	37,678,525	37,678,525

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common stock					Accumulated
	($0.001 par value)		Additional	Common		Other		Total
	Number of	Par	Paid-in	Stock		Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of October 31, 2010	37,239,536	$37,240	$7,627,987	$496,732	$3,372,697	$4,768,793	$53,456,047	$69,759,496
Option Granted	-	-	136,000	-	-	-	-	136,000
Net income	-	-	-	-	-	-	25,919,085	25,919,085
Currency translation adjustments	-	-	-	-	-	3,851,902	-	3,851,902
Balance as of October 31, 2011	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$79,375,132	$99,666,483
Net income	-	-	-	-	-	-	(109,896,164)	(109,896,164)
Balance as of October 31, 2012	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$(30,521,032)	$(10,229,681)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	October 31,
	2012	2011
	US$	US$
Cash flows from operating activities:
Ne t(loss) income	$(109,896,164)	$25,919,085
Adjustments to reconcile net income to operating activities:
Loss on abandonment of assets	109,896,164	-
Depreciation	-	383,846
Amortization	-	569,643
Warrants issued for service	-	(319,327)
Share Compensation	-	136,000
Forgiven Rent	-	1,028,781
Deferred tax assets	-	(136,093)
Changes in assets and liabilities:
Trade receivables	-	(794,722)
Due from related parties		29,539
Iinventory, net	-	(4,543,566)
Other receivables, net	-	(6,464,282)
Accounts payable	-	(5,017)
Tax payable	-	4,753,483
Accrued employee benefits	-	400,691
Other payable	-	181,646
Net cash provided by operating activities	-	21,139,707

Cash flows from investing activities:
Deposits for land use right and properties	-	(21,464,985)
Deposits for patents	-	(11,299,782)
Construction in progress	-	(1,893,518)
Purchase of property and equipment	-	(5,891)
Net cash used in investing activities	-	(34,664,176)

Cash flows from financing activities:
Abandonment of cash	(15,283,583)	-
Net cash used in financing activities	(15,283,583)	-

Effect of exchange rate changes on cash	-	981,910

Net increase (decrease) in cash	(15,283,583)	(12,542,559)
Cash, beginning of year	15,283,583	27,826,142
Cash, end of year	$-	$15,283,583

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$—
Interest paid during the year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATION

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

The core activities of subsidiaries included in the consolidated financial statements are as follow:

●	Harbin Renhuang Pharmaceutical Company Limited – Investment holding.

●	CBP China – Development, manufacturing and distribution of pharmaceutical products.

CBP China’s principal country of operations is the People’s Republic of China (the “PRC”) and maintains their accounting records in Renminbi (“RMB”).  Substantially all of the Company’s assets and operation are located in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of financial statements and principles of consolidation

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

This filing was prepared in August, 2021. Due to the lack of accounting records for the relevant period all assets have been written off and all liabilities have been carried forward from the Company most recent filings prior to this date on October 31, 2010.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b.	Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had no cash on hand and had an accumulated deficit of $10,229,681. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments).

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

g.	Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

h.	Taxation

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

6.	PREFERRED STOCK, COMMON STOCK AND EQUITY TRANSACTIONS

(1)	Preferred Stock

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

7.	OPTION PLAN AND WARRANTS

Share-based compensation amounted to $134,865 and $31,462 in the years ended October 31, 2011 and 2010, respectively.

(1)	2003 Omnibus Plan

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b)	On December 14, 2010, we appointed Mr. Weiqiu Dong as our chief financial officer. Base on the employment agreement, Mr. Dong received, on December 14, 2010, an option to purchase 200,000 shares of the Company’s common stock under the 2003 Omnibus Plan. The option vests 60,000 shares on the first anniversary of the date of grant and 70,000 shares on each of the second and third anniversaries of the date of grant. The Option is conditioned upon continued employment on such date, and has a contractual life of 3 years.

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

	Warrants	Average exercise Price
		US$
Outstanding warrants at November 1, 2010	1,231,428	1.25
Warrants granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding warrants at October 31, 2011	1,231,428	1.25

Information regarding the warrants outstanding at October 31, 2011 is summarized as below:

	Warrants outstanding at
	October 31, 2011
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Exercise Prices	Warrants	Contractual	Price
US$	Outstanding	Life (years)	US$

0.88	1,071,428	-	-
2.00	160,000	-	-
-	1,231,428	0.65	1.03

8.	COMMITMENTS AND CONTINGENCIES

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

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2011, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, two office floors, undergrowth resources right, five patents, advertising contract and Ah City Phase Two construction in progress of approximately $32,406,772. The amounts to be paid in the future years are as follows:

Calendar Year	Payment for properties
2012	$23,072,700
2013	9,334,072
2014	—
2015	—
2016	—
Thereafter	—
Total	$32,406,772

9.	SUBSEQUENT EVENT

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