Form 10-Q
period 2013-01-31
China Botanic Pharmaceutical
filed 2021-08-12
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2021 there were 37,239,536 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ii

PART I

Item 1.  Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
ASSETS
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Liabilities
Accounts payable	$2,098,256	$2,098,256
Tax payable	5,976,417	5,976,417
Accrued employee benefits	2,131,565	2,131,565
Warrant Liabilities	23,443	23,443
Total liabilities	10,229,681	10,229,681

Shareholders’ (deficit)
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of January 31, 2013 and October 31 2012, respectively)	-	-
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of January 31, 2013 and October 31 2012, respectively)	37,240	37,240
Additional paid-in capital	7,763,987	7,763,987
Common stock warrants	496,732	496,732
Reserves	3,372,697	3,372,697
Accumulated other comprehensive income	8,620,695	8,620,695
Retained earnings	(30,521,032)	(30,521,032)
Total shareholders’ (deficit)	(10,229,681)	(10,229,681)

Total liabilities and shareholders’ (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three month ended
	January 31,
	2013	2012

Sales, net	$-	$28,140,091

Cost of goods sold	-	10,815,503

Gross profit	-	17,324,588

Operating and administrative expenses:
Sales and distribution	-	1,590,890
General and administrative	-	1,046,633
Research and development	-	236,415
Total operating expenses	-	2,873,938

Income from operations	-	14,450,650

Other income (loss):
Loss on abandonment of assets	-	-
Interest income	-	32,107
Income before income tax expenses	-	14,482,757

Income tax expenses	-	2,175,525
Net income	$-	$12,307,232

Other comprehensive income:
Cumulative currency translation adjustments	-	1,485,999

Total comprehensive income	$-	$13,793,231

Earnings per common stock- Basic	$0.00	$0.33
Earnings per common stock - Diluted	$0.00	$0.33

Weighted average common stock outstanding
Basic	37,239,536	37,239,536
Diluted	37,678,525	37,243,559

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

	Common stock					Accumulated
	($0.001 par value)		Additional	Common		Other		Total
	Number of	Par	Paid-in	Stock		Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of October 31, 2012	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$-30,521,032	$(10,229,681)
Net income	-	-	-	-	-	-	-	-
Balance as of January 31, 2013	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$-30,521,032	$(10,229,681)

	Common stock					Accumulated
	($0.001 par value)		Additional	Common		Other		Total
	Number of	Par	Paid-in	Stock		Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of October 31, 2011	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$79,375,132	$99,666,483
Net income	-	-	-	-	-	-	12,307,232	12,307,232
Balance as of January 31, 2012	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$91,682,364	$111,973,715

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month ended
	January 31,
	2013	2012
	US$	US$
Cash flows from operating activities:
Net income	$-	$12,307,232
Adjustments to reconcile net income to operating activities:
Depreciation	-	98,910
Amortization	-	180,554
Share Compensation	-	25,739
Noncash rental expenses	-	264,935
Warrants liability reevaluation	-	(4,998)
Changes in assets and liabilities:
Trade receivables	-	(10,664,863)
Inventory, net	-	(8,834,257)
Other receivables, net	-	6,717,399
Accounts payable	-	230,997
Tax payable	-	2,929,651
Accrued employee benefits	-	107,166
Net cash provided by operating activities	-	3,358,465

Cash flows from investing activities:
Refunds from patents deposit	-	2,526,967
Net cash used in investing activities	-	2,526,967

Cash flows from financing activities:
Net cash used in financing activities	-	-

Effect of exchange rate changes on cash	-	255,965

Net increase (decrease) in cash	-	6,141,397
Cash, beginning of year	-	15,283,583
Cash, end of year	$-	$21,424,980

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$—
Interest paid during the year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013(Unaudited)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the result of operations for the three months ended January 31, 2013 and 2012. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2012 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements for January 31, 2013 and October 31, 2012.

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

FASB ASC Topic 810, “Consolidation”, requires noncontrolling minority interests to represent the portion of earnings that is not within the parent company’s control. The noncontrolling minority interests are required to be reported as equity instead of as a liability on the balance sheet.  In addition, this statement requires net income from noncontrolling minority interest to be shown separately on the condensed consolidated statements of operations and comprehensive income. The Company has no noncontrolling interest as of January 31, 2013 and October 31, 2012.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of January 31, 2013, and October 31, 2012, the exchange rates were -0-, respectively. For the three months ended January 31, 2013 and 2012, the average exchange rates were RMB 0.00 and RMB 6.33 and the translation adjustments totaled $-0- and $1,485,999, respectively.

e.	Fair value measurements

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, considering the average principal amounts outstanding and the interest rates applicable.

During the three months ended January 31, 2013 and 2012, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of FASB ASC Topic 605, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”

The Company provided annual sales rebates to its distributors based upon sales volumes.  Sales rebates are recorded as a current liability at the time of the sale based upon the Company’s estimates of whether each customer would be entitled to rebates for the period.  At quarter end, the accrued rebate amount is adjusted to the actual amount earned and reclassified to trade receivables in accordance with legal right of offset

3. COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments and there are no minimum purchase commitments.

The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse effect on the Company’s financial condition and operations.

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

3. COMMITMENTS AND CONTINGENCIES (continued)

(2)  Capital commitments (continued)

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

3. COMMITMENTS AND CONTINGENCIES (continued)

(2)  Capital commitments (continued)

As of January 31, 2013, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, two office floors, undergrowth resources right, product patents, advertising contract and Ah City Phase Two construction-in-progress of approximately $38,563,356. The amounts to be paid in the future years are as follows:

Year	Payment for properties
2012	$27,285,163
2013	11,278,193
Total	$38,563,356

4. SUBSEQUENT EVENT

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended October 31, 2012.

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

Recent Developments

Siberian Ginseng Polysaccharide Extract Powder. On December 13, 2011, the Company issued a press release to announce that we have successfully developed a new Siberian Ginseng Polysaccharide Extract Powder and was awarded the Scientific and Technological Achievements Appraisal Certificate by the Science and Technology Bureau of Heilongjiang Province. The Siberian Ginseng (Acanthopanax) Polysaccharide Extract Powder is an all-natural substance extracted from the stem of Siberian Ginseng utilizing proprietary extraction technology developed by the China Botanic research team. The Company’s Extract Powder technology was developed using its patented process of separating and extracting effective parts of the Siberian Ginseng (the PRC Patent Number: ZL200710301682X), which was granted by the State Intellectual Property Office of the People’s Republic of China in December 2010. According to pharmacological research, Siberian Ginseng Extract Powder contains strong immunogenic and antitumor properties with minimal side effects. Our management estimates a significant market potential for Extract Powder based products, such as Siberian Ginseng Polysaccharide Extract Powder tablets and capsules.

Ah City Phase Two project. We have finished the architectural design of Ah City Phase Two project and are in the process of obtaining approval from relevant government authorities. We expect to finish all the procedures by April 2012 and will start the construction once we receive approval documents. As of January 31, 2013, we have incurred a total of $1,964,277 of construction-in-progress. The Ah City Phase Two project is expected to be completed in the year of 2013.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

●	Pharmaceutical Industry Growth. We believe the market for pharmaceutical products in the PRC is growing rapidly driven by the PRC’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in the PRC. In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens. Both the central government of the PRC and provincial governments has published Lists of Essential Medicines to regulate the market. We expect these factors to continue to drive industry growth.

●	Pricing of Our Products. Seven of our products, which accounted for 28.4% of our total revenues before sales rebate in the three months ended January 31, 2013, are listed on the National or Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

●	Production Capacity. We believe much of the pharmaceutical market in the PRC is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our current facilities with the ability to manufacture 18 dosage forms and over 200 products could not meet our future demand and we are building our Ah City Phase Two project, Depth Development and Industrialization of Siberian Ginseng, to produce more advanced Siberian Ginseng products and to allow us to capture future market growth and increase our revenue and market share accordingly.

●	Perceptions of Product Quality. We believe that rising health concerns in the PRC have contributed to a greater demand for health-care products with perceived health benefits. We believe many consumers in the PRC tend to prefer natural health care products with, we believe, limited side effects. Accordingly, we believe our reputation for quality and leadership position in a number of our products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

●	Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, which are affected by various market factors such as market demands, fluctuations in production and competition.

●	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to research and development.

●	Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

●	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

Three-Month Period Ended January 31, 2013 Compared to Three-Month Period Ended January 31, 2012

The following table sets forth certain information regarding our results of operation.

	Three Months Ended January 31,
	2013	2012

Statements of Operations Data
Sales, net	$—	$28,140,091
Cost of goods sold	—	10,815,503
Gross profit	—	17,324,588
Operating and administrative expenses	—
Sales and marketing	—	1,590,890
General and administrative	—	1,046,633
Research and development	—	236,415
Other income	—	32,107
Income before income tax expenses	—	14,482,757
Income tax expenses	—	2,175,525
Net income	$—	$12,307,232
Other comprehensive income:	—
Cumulative currency translation adjustments	—	1,485,999
Total comprehensive income	$—	$13,793,231

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management’s assessment and review of our financial statements and results for the three months ended January 31, 2013, we have not established effective internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

In the three-month period ended January 31, 2013, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. [Removed and Reserved].

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Amendment to Articles of Incorporation(3)
3.4	Certificate of Amendment to Articles of Incorporation reflecting change of name to China Botanic Pharmaceutical Inc.(4)
10.1	2007 Non-Qualified Company Stock Grant and Option Plan(5)
10.2	2003 Omnibus Securities Plan(6)
10.3	Employment Agreements with Weiqiu Dong(4)
10.4	English translation of Purchase Agreement for Patents dated September 1, 2009(8)
10.5	English translation of Purchase Agreement for Ah City Natural and Biopharmaceutical plant dated October 12, 2009(8)
10.6	English translation of Purchase Agreement with Hongxiangmingyuan of Heilongjiang Yongtai Company dated April 10, 2010(9)
10.7	Independent Director Agreement with Mr. Xiaoheng (Sean) Shao, dated April 13, 2010(9)
10.8	Independent Director Agreement with Mr. Bingchun Wu, dated April 19, 2010(9)
10.9	Independent Director Agreement with Mr. Changxiong Sun, dated April 19, 2010(9)
10.10	Independent Director Agreement with Mr. Zack Plan, dated October 15, 2011*
10.11	English translation of the Exclusive Licensing Agreement for Harbin Renhuang Pharmaceutical Co., Ltd. to Use Forest Resources under Yichun Red Star Forestry Bureau(10)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document(11)
101.SCH	XBRL Taxonomy Extension Schema(11)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(11)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(11)
101.LAB	XBRL Taxonomy Extension Label Linkbase(11)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase(11)

*	Filed herewith
(1)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(2)	Incorporated by reference from Form 8-K filed with the SEC on January 10, 2012.
(3)	Incorporated by reference from Form 10-K filed with the SEC on February 13, 2007.
(4)	Incorporated by reference from Form 10-K filed with the SEC on January 24, 2011.
(5)	Incorporated by reference from Form S-8 filed with the SEC on May 2, 2007.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2003.
(7)	Incorporated by reference from Form 10-Q filed with the SEC on September 21, 2009.
(8)	Incorporated by reference from Form 10-K filed with the SEC on January 29, 2010.
(9)	Incorporated by reference from Form 10-Q filed with the SEC on June 7, 2010.
(10)	Incorporated by reference from Form 10-K filed with the SEC on January 30, 2012.
(11)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

