Form 10-Q
period 2021-07-31
China Botanic Pharmaceutical
filed 2021-09-20
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of September 17, 2021, was 37,239,536 shares.

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

1

Item 1. Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC.

BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Notes payable -related party	-	-
Total current liabilities	-	-
Total liabilities	-	-

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 1,000,000 and -0- shares issued and outstanding as of July 31, 2021 and October 31, 2020	1,000	-
Common stock, $0.001 par value 100,000,000, shares authorized, 37,239,536 shares issued and outstanding as of July 31, 2021 and October 31, 2020	37,240	37,240
Paid in Capital	11,997,559	11,704,909
Accumulated deficit	(12,035,799)	(11,742,149)
Total Stockholders’ (Deficit)	-	-
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	272,065	-	293,650	-
Administrative expense -related party	-	-	-	-
Total operating expenses	272,065	-	293,650	-
(Loss) from operations	(272,065)	-	(293,650)	-
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(272,065)	-	(293,650)	-
Tax Provision	-	-	-	-
Net (Loss)	$(272,065)	$-	$(293,650)	$-

Basic and diluted earnings(loss) per common share	$(0.01)	$-	$(0.01)	$-

Weighted average number of shares outstanding	37,239,536	37,239,536	37,239,536	37,239,536

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
	Preferred Stock -Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2019	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)	-	-	-	-	-	-	-

Balance, January 31, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)	-	-	-	-	-	-	-

Balance, April 30, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)	-	-	-	-	-	-	-

Balance, July 31, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

	Preferred Stock-Series A		Common Stock		Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)	-	-	-	-	-	(5,500)	(5,500)

Balance, January 31, 2021	-	$-	37,239,536	$37,240	$11,704,909	$(11,747,649)	$(5,500)

Net income (loss)	-	-	-	-	-	(16,085)	(16,085)

Balance, April 30, 2021	-	$-	37,239,536	$37,240	$11,704,909	$(11,763,734)	$(21,585)

Issuance of preferred stock for services to related party	1,000,000	1,000	-	-	249,000	-	250,000

Capital contribution by former CEO	-	-	-	-	43,650	-	43,650

Net income (loss)	-	-	-	-	-	(272,065)	(272,065)

Balance, July 31, 2021	1,000,000	$1,000	37,239,536	$37,240	$11,997,559	$(12,035,799)	$-

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	July 31,	July 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(293,650)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-	-
Stock based compensation	250,000
Net cash (used for) operating activities	(43,650)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related parties	43,650
Net cash provided by financing activities	43,650	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Botanic Pharmaceutical Inc. (“the Company”, CBPI, “we” “us”) was incorporated in the State of Nevada on August 18, 1988, originally under the corporate name of Solutions, Incorporated.  It was inactive until August 16, 1996, when it changed its corporate name to Suarro Communications, Inc, and engaged in the business of providing internet-based business services.  This line of business was discontinued in 2006, and CBPI became a non-operating public company.  CBPI underwent several corporate name changes as follows:

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

The Company’s year-end is October 31.

On August 24, 2021, as a result of a private transaction, 1,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC to Issamar Ginzberg, Israel Moshe Levy, Shmuel Rotbard, and Benjamin Levin (collectively, the “Purchasers”). As a result, the Purchasers became holders of approximately 96% of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On August 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Issamar Ginzberg consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director of the Company, Issamar Ginzberg, Chairman/CEO – Mr. Ginzberg is a serial entrepreneur who has assisted entrepreneurs and organizations, consulting on business strategy and marketing insights. In 2005, Mr. Ginzberg began his own consulting business specializing in the field of strategic marketing for emerging companies. In 2012, Issamar founded Monetized Intellect Consulting to assist companies with advice and strategy for communicating their offerings and vision with their current and potential customers and stakeholders. Since 2013, Mr. Ginzberg has been CEO of It’s All From Above, LLC, a consulting firm that has advised hundreds of companies across the world to improve their business strategy, processes, and marketing and grow their brands. Services include copywriting, brand creation, advisory services on M&A, and business strategy.

Aside from his normal business activities, Issamar serves in an advisory role to several companies including Marx Bio and Shtar. Additionally, Mr. Ginzberg is often called upon to give marketing lectures at various companies (i.e. Google, Tel Aviv University, and the Jewish National Fund). Mr. Ginzberg has authored or been interviewed for many articles that have been featured in various publications including The Washington Post, Prevention Magazine, The Jerusalem Post, CNBC, and Fox Business.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on October 31, 2020, as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of July 31, 2021, the Company had no cash and an accumulated deficit of $11,997,559 .

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company has been funded by David Lazar who extended interest-free demand loans to the Company. He will no longer continue to so now that he has sold his controlling interest in the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2021, and October 31, 2020, the Company had no cash on hand.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2021, the Custodian has extended to the Company interest-free demand loan of $43,650 to help fund the Company’s expenses. On August 24, 2021, as part of the transaction in which Custodian Ventures sold its 1,000,000 shares of Series A Preferred Stock described in Note 1. “Organization and Description of Business “, Custodian agreed to forgive any amounts due to Custodian. As a result, the $43,650 due to Custodian was reclassified as a capital contribution through Equity and had no impact on the Company’s Statement of Operations for the period ended July 31, 2021. As of July 31, 2021, and October 31, 2020, the balance of related party loans was $-0- and $-0-, respectively.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value, common stock. As of July 31, 2021, and October 31, 2020, there were 37,239,536 shares of Common Stock issued and outstanding.

Preferred Stock

On June 23, 2021, the Company amended its Articles of Incorporation and designated 2,500,000 Preferred A-1 shares. On July 2, 2021, the Company awarded Custodian Ventures/David Lazar 1,000,000 Series A-1 Preferred Stock for services performed as Custodian. Each share of Series A-1 Preferred stock is convertible to 1,000 shares of common stock. Based on this conversion rate, Custodian would control approximately 96% of the Company. As a result, since this share issuance represented substantially all of the Company’s value, the shares were valued at the purchase price of the Preferred Shares of $250,000 on August 24, 2021. The $250,000 was recognized as stock-based compensation, related party in the Company’s Statement of Operations for the period ended July 31, 2021.

The attributes of the Series A Preferred Stock are as follows:

Dividend Provisions.

Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A-1 Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A-1 Preferred Stock had been converted into Common Stock.

Liquidation Preference.

In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Series A-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock, or any other series or class of common stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, by reason of their ownership thereof, and senior, prior, and in preference to any other series or class of preferred stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A-1 Preferred Stock (each, the “the Original Issue Price”) for each share of Series A-1 Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A-1 Preferred Stock, the Original Issue Price shall be $0.001 per share for the Series A-1 Preferred Stock. If, upon the occurrence of any liquidation, dissolution, or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A-1 Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, the entire assets and funds of the corporation legally available for distribution shall be distributed first to the Series A-1 Preferred Stock, and then ratably among the holders of each other series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive

Redemption.

The Series A-1 Preferred Stock shares are non-redeemable other than upon the mutual agreement of the Corporation and the holder of shares to be redeemed and even in such case only to the extent permitted by this Certificate of Designation, the Corporation’s Articles of Incorporation, and applicable law.

Conversion.

The holders of the Series A-1 Preferred Stock, shall have conversion rights as follows (the “Conversion Rights”):

Right to Convert.

Subject to Section 4(c), each share of Series A-1 Preferred Stock shall be convertible, at the option of the holder(s) thereof only, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one thousand (1,000) fully paid and nonassessable shares of Common Stock (the “Series A-1 Conversion Ratio”)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of July 31, 2021, and October 31, 2020.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and requires additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity that desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such an event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based on our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we can close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of July 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the nine months ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended October 31, 2020, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

CHINA BOTANIC PHARMACEUTICAL INC

Dated: September 20, 2021	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

