Form 10-Q
period 2013-07-31
China Botanic Pharmaceutical
filed 2021-11-23
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

ii

PART I

Item 1.  Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	October 31, 2012

ASSETS
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Liabilities
Accounts payable	$2,098,256	$2,098,256
Tax payable	5,976,417	5,976,417
Accrued employee benefits	2,131,565	2,131,565
Warrant Liabilities	23,443	23,443
Total liabilities	10,229,681	10,229,681

Shareholders’ (deficit)
Preferred stock (no par value, 1,000,000 shares authorized; none issued and outstanding as of July 31, 2013 and October 31 2012, respectively)	-	-
Common stock ($0.001 par value, 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of July 31, 2013 and October 31 2012, respectively)	37,240	37,240
Additional paid-in capital	7,763,987	7,763,987
Common stock warrants	496,732	496,732
Reserves	3,372,697	3,372,697
Accumulated other comprehensive income	8,620,695	8,620,695
Retained earnings	(30,521,032)	(30,521,032)
Total shareholders’ (deficit)	(10,229,681)	(10,229,681)

Total liabilities and shareholders’ (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month ended		For the nine months ended
	July 31,		July 31,
	2013	2012	2013	2012

Sales, net	$-	$15,076,663	$-	$66,239,139

Cost of goods sold	-	6,190,688	-	27,399,579

Gross profit	-	8,885,975	-	38,839,560

Operating and administrative expenses:
Sales and distribution	-	1,832,351	-	5,247,122
General and administrative	-	1,365,805	-	3,221,192
Research and development	-	1,900,363	-	2,928,875
Total operating expenses	-	5,098,519	-	11,397,189

Income from operations	-	3,787,456	-	27,442,371

Other income (loss):
Loss on abandonment of assets	-	-	-	-
Interest income	-	44,153	-	109,079
Income before income tax expenses	-	3,831,609	-	27,551,450

Income tax expenses	-	576,071	-	4,138,559
Net income	$-	$3,255,538	$-	$23,412,891

Other comprehensive income:
Cumulative currency translation adjustments	-	143,931	-	819,577

Total comprehensive income	$-	$3,399,469	$-	$24,232,468

Earnings per common stock- Basic	$0.00	$0.09	0.00	0.63
Earnings per common stock - Diluted	$0.00	$0.09	0.00	0.63

Weighted average common stock outstanding
Basic	37,239,536	37,239,536	37,239,536	37,239,536
Diluted	37,678,525	37,239,536	37,678,525	37,239,536

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

	Common stock					Accumulated		Total
	($0.001 par value)		Additional	Common		Other		Shareholders’
	Number of	Par	Paid-in	Stock		Comprehensive	Retained	(Deficit)
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity

For the three months ended July 31, 2013
Balance as of April 30, 2013	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$(30,521,032)	$(10,229,681)
Net income	-	-	-	-	-	-	-	-
Balance as of July 31, 2013	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$-30,521,032	$(10,229,681)

For the nine months ended July 31, 2013
Balance as of October 31, 2013	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$(30,521,032)	$(10,229,681)
Net income	-	-	-	-	-	-	-	-
Balance as of July 31, 2013	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$(30,521,032)	$(10,229,681)

	Common stock					Accumulated		Total
	($0.001 par value)		Additional	Common		Other		Shareholders’
	Number of	Par	Paid-in	Stock		Comprehensive	Retained	(Deficit)
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity

For the three months ended July 31, 2012
Balance as of April 30, 2012	37,239,536	$37,240	$7,812,603	$496,732	$3,372,697	$9,296,341	$99,532,486	$120,548,099
Unrealized gain on currency translation adjustment						143,931		143,931
Net income	-	-	-	-	-	-	3,255,538	3,255,538
Stock-based compensation			22,877					22,877
Balance as of July 31, 2012	37,239,536	$37,240	$7,835,480	$496,732	$3,372,697	$9,440,272	$102,788,024	$123,970,445

For the nine months ended July 31, 2012
Balance as of October 31, 2011	37,239,536	$37,240	$7,763,987	$496,732	$3,372,697	$8,620,695	$79,375,132	$99,666,483
Unrealized gain on currency translation adjustment						819,577		819,577
Net income	-	-	-	-	-	-	23,412,891	23,412,891
Stock-based compensation			71,493					71,493
Balance as of July 31, 2012	37,239,536	$37,240	$7,835,480	$496,732	$3,372,697	$9,440,272	$102,788,023	$123,970,444

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	July 31,
	2013	2012

Cash flows from operating activities:
Net income	$-	$23,412,891
Adjustments to reconcile net income to operating activities:
Depreciation	-	367,173
Amortization	-	541,380
Share Compensation	-	71,493
Noncash rental expenses	-	760,652
Warrants liability reevaluation	-	(22,357)
Changes in assets and liabilities:
Trade receivables	-	4,581,688
Iinventory, net	-	(7,815,061)
Other receivables, net	-	6,687,086
Accounts payable	-	(329,248)
Tax payable	-	(3,659,443)
Accrued employee benefits	-	561,130
Net cash provided by operating activities	-	25,157,384

Cash flows from investing activities:
Deposits for land use right and properties	-	(908,396)
Refunds from patent deposits		2,525,651
Acquistion of property and equipment		(908,396)
Net cash used in investing activities	-	708,859

Cash flows from financing activities:
Net cash used in financing activities	-	-

Effect of exchange rate changes on cash	-	158,351

Net increase (decrease) in cash	-	26,024,594
Cash, beginning of period	-	15,283,583
Cash, end of period	$-	$41,308,177

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$—
Interest paid during the year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the result of operations for the three and nine months ended July 31, 2013 and 2012. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2012 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements for July 31, 2013 and October 31, 2012.

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

FASB ASC Topic 810, “Consolidation”, requires noncontrolling minority interests to represent the portion of earnings that is not within the parent company’s control. The noncontrolling minority interests are required to be reported as equity instead of as a liability on the balance sheet.  In addition, this statement requires net income from noncontrolling minority interest to be shown separately on the condensed consolidated statements of operations and comprehensive income. The Company has no noncontrolling interest as of July 31, 2013 and October 31, 2012.

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

As of July 31, 2013, and October 31, 2012, the exchange rates were -0-, respectively. For the three months ended July 31, 2013 and 2012, the average exchange rates were RMB 0.00 and RMB 6.33 and the translation adjustments totaled $-0- and $141,931, respectively. For the nine months ended the average exchange rates were RMB 0.00 and RMB 6.33 and the translation adjustments totaled $-0- and $819,577, respectively

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

During the three months ended July 31, 2013 and 2012, sales totaled $-0- and $15,076,663, respectively. During the nine months ended July 31, 2013 and 2012, sales totaled $-0- and $66,239,139, respectively.

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

3. COMMITMENTS AND CONTINGENCIES (continued)

(2)  Capital commitments (continued)

On January 24, 2012, the Company entered into an advertising contract with Harbin Weishi Advertising Company to advertise its products from February 1, 2012 to July 31, 2013 as shown on the following table.

Advertising Contract	Contract Date	Paid Amount	Remaining Amount	Total Amount
		US$	US$	US$
Harbin TV Weishi Advertising Company	January 2012	-	7,252,716	7,252,716

As of July 31, 2013, the Company has capital commitments for purchase of Ah City Nature and Pharmaceutical Plant, two office floors, undergrowth resources right, product patents, advertising contract and Ah City Phase Two construction-in-progress of approximately $38,563,356. The amounts to be paid in the future years are as follows:

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

Ah City Phase Two project. We have finished the architectural design of Ah City Phase Two project and are in the process of obtaining approval from relevant government authorities. We expect to finish all the procedures by April 2012 and will start the construction once we receive approval documents. As of July 31, 2013, we have incurred a total of $1,964,277 of construction-in-progress. The Ah City Phase Two project is expected to be completed in the year of 2013.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

●	Pharmaceutical Industry Growth. We believe the market for pharmaceutical products in the PRC is growing rapidly driven by the PRC’s economic growth, increased pharmaceutical expenditure, an aging population, increased lifestyle-related diseases, government support of the pharmaceutical industry, as well as the increased availability of funding for medical insurance in the PRC. In particular, in January 2009, the PRC’s State Council passed a far-reaching medical reform plan (“Health Reform”) to help provide universal primary medical insurance coverage and increased access to medical facilities to a greater majority of its citizens. Both the central government of the PRC and provincial governments has published Lists of Essential Medicines to regulate the market. We expect these factors to continue to drive industry growth.

●	Pricing of Our Products. Seven of our products, which accounted for 28.4% of our total revenues before sales rebate in the three and nine months ended July 31, 2013, are listed on the National or Provincial List of Essential Medicines published by the Chinese government, and therefore subject to government pricing limits. We do not believe pricing controls will influence our sales significantly and expect that the health care reform will help increase our sales.

●	Production Capacity. We believe much of the pharmaceutical market in the PRC is still underserved, particularly with respect to treatment of depression, melancholy and nerve regulation. The demand for our products that treat depression, melancholy and regulate nerves, continuously increased and we were able to increase our production of such products to capture much of this growth. We believe our current facilities with the ability to manufacture 18 dosage forms and over 200 products could not meet our future demand and we are building our Ah City Phase Two project, Depth Development and Industrialization of Siberian Ginseng, to produce more advanced Siberian Ginseng products and to allow us to capture future market growth and increase our revenue and market share accordingly.

●	Perceptions of Product Quality. We believe that rising health concerns in the PRC have contributed to a greater demand for health-care products with perceived health benefits. We believe many consumers in the PRC tend to prefer natural health care products with, we believe, limited side effects. Accordingly, we believe our reputation for quality and leadership position in a number of our products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

●	Raw Material Supply and Prices. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, which are affected by various market factors such as market demands, fluctuations in production and competition.

●	Expenses Associated with Research and Development. In order to enhance our existing products and develop new products for the market, we have devoted significant resources to research and development.

●	Expenses Associated with Sales and Marketing. In order to promote our product brand and gain greater market awareness, we have devoted significant resources to sales and marketing, in particular advertising activities.

●	Demand for Our Products. We expect the market demand for our botanic anti-depression and nerve-regulation products will increase along with the growth of the general market for such products.

Results of Operations

Three and Nine Month Period Ended July 31, 2013 Compared to Three and Nine Month Period Ended July 31, 2012

The following table sets forth certain information regarding our results of operation.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Statements of Operations Data
Sales, net	$—	$15,076,663	$—	$66,239,139
Cost of goods sold	—	6,190,688	—	27,399,579
Gross profit	—	8,885,975	—	38,839,560
Operating and administrative expenses	—		—
Sales and marketing	—	1,832,351	—	5,247,122
General and administrative	—	1,365,805	—	3,221,192
Research and development	—	1,900,363	—	2,928,875
Other income	—	(44,153)	—	(109,079)
Income before income tax expenses	—	3,831,609	—	27,551,450
Income tax expenses	—	(576,071)	—	(4,138,559)
Net income	$—	$3,255,538	$—	$23,412,891
Other comprehensive income:	—		—
Cumulative currency translation adjustments	—	143,931	—	819,577
Total comprehensive income	$—	$3,399,469	$—	$24,232,468

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).   Accordingly, based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management’s assessment and review of our financial statements and results for the three and nine months ended July 31, 2013, we have not established effective internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

In the nine -month period ended July 31, 2013, and subsequent period through the date hereof, we did not default upon any senior securities.

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