Form 10-K
period 2013-10-31
China Botanic Pharmaceutical
filed 2021-11-23
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20,481745 based on a closing price of $0.55 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of November 23, 2021 the Registrant had 37,239,536 shares of common stock issued and outstanding.

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

On August 24, 2021, as a result of a private transactions, 1,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Issamar Ginzberg, Israel Moshe Levy, Shmuel Rotbard, and Benjamin Levin (collectively, the “Purchasers”). As a result, the Purchasers became holders of approximately 96% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On August 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Issamar Ginzberg consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director of the Company,

Issamar Ginzberg, Chairman/CEO – Mr. Ginzberg is a serial entrepreneur who has assisted entrepreneurs and organizations, consulting on business strategy and marketing insights. In 2005, Mr. Ginzberg began his own consulting business specializing in the field of strategic marketing for emerging companies. In 2012, Issamar founded Monetized Intellect Consulting to assist companies with advice and strategy for communicating their offerings and vision with their current and potential customers and stakeholders. Since 2013, Mr. Ginzberg has been CEO of It’s All From Above, LLC, a consulting firm which has advised hundreds of companies across the world to improve their business strategy, processes, and marketing and grow their brands. Services include copywriting, brand creation, advisory services on M&A, and business strategy.

Aside from his normal business activities, Issamar serves in advisory role to several companies including Marx Bio and Shtar. Additionally, Mr. Ginzberg is often called upon to give marketing lectures at various companies (i.e. Google, Tel Aviv University and the Jewish National Fund). Mr. Ginzberg has authored or been interviewed for many articles that have been featured in various publications including The Washington Post, Prevention Magazine, The Jerusalem Post, CNBC and Fox Business.

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

Because we are dependent upon Issamar Ginzberg, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a sole director and officer, Issamar Ginzberg, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Ginzberg serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Ginzberg, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Ginzberg is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Ginzberg, our Chief Executive Officer and sole director, owns a substantial portion of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended October 31, 2013, and October 31, 31, 2012. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2013:
First Quarter	$0.59	$0.34
Second Quarter	$0.55	$0.55
Third Quarter	$0.55	$0.02
Fourth Quarter	$0.10	$0.01

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2012:
First Quarter	$1.23	$0.70
Second Quarter	$1.00	$0.66
Third Quarter	$0.90	$0.46
Fourth Quarter	$0.70	$0.43

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA BOTANIC PHARMACEUTICAL INC.

October 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Botanic Pharmaceutical Inc.:

We were engaged to audit the accompanying balance sheets of China Botanic Pharmaceutical Inc. (“the Company”) as of October 31, 2021 and 2020 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until July of 2021 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at October 31, 2021 and 2020, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

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

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO
November 23, 2021

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	October 31, 2012

ASSETS
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Liabilities
Accounts payable	$2,098,256	$2,098,256
Tax payable	5,976,417	5,976,417
Accrued employee benefits	2,131,565	2,131,565
Warrant Liabilities	23,443	23,443
Total liabilities	10,229,681	10,229,681

Shareholders’ (deficit)
Preferred stock (no par value), 1,000,000 shares authorized; none issued and outstanding as of December 31, 2013 and October 31 2012, respectively)	-	-
Common stock ($0.001 par value), 100,000,000 shares, authorized; 37,239,536 issued and outstanding as of December 31, 2013 and October 31 2012, respectively)	37,240	37,240
Additional paid-in capital	7,763,987	7,763,987
Common stock warrants	496,732	496,732
Reserves	3,372,697	3,372,697
Accumulated other comprehensive income	8,620,695	8,620,695
Accumulated deficit	(30,521,032)	(30,521,032)
Total shareholders’ (deficit)	(10,229,681)	(10,229,681)

Total liabilities and shareholders’ (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	October 31,
	2013	2012

Sales, net	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating and administrative expenses:
Total operating expenses	-	-

Income from operations	-	-

Other income (loss):
Loss on abandonment of assets	-	(109,896,164)
Interest income	-	-
Income before income tax expenses	-	(109,896,164)

Income tax expenses	-	-
Net income	$-	$(109,896,164)

Other comprehensive income:
Cumulative currency translation adjustments	-	-

Total comprehensive income	$-	$(109,896,164)

Earnings per common stock- Basic	$-	$(2.95)
Earnings per common stock - Diluted	$-	$(2.92)

Weighted average common stock outstanding
Basic	37,239,536	37,239,536
Diluted	37,678,525	37,678,525

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

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

CHINA BOTANIC PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended
October 31,
	2013	2012

Cash flows from operating activities:
Net income	$-	$(109,896,164)
Adjustments to reconcile net income to operating activities:
Loss on abandoment of assets		109,896,164
Net cash provided by operating activities	-	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash used in financing activities	-	-

Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$—
Interest paid during the year	$—	$—

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

On August 24, 2021, as a result of a private transactions, 1,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Issamar Ginzberg, Israel Moshe Levy, Shmuel Rotbard, and Benjamin Levin (collectively, the “Purchasers”). As a result, the Purchasers became holders of approximately 96% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On August 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Issamar Ginzberg consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director of the Company,

Issamar Ginzberg, Chairman/CEO – Mr. Ginzberg is a serial entrepreneur who has assisted entrepreneurs and organizations, consulting on business strategy and marketing insights. In 2005, Mr. Ginzberg began his own consulting business specializing in the field of strategic marketing for emerging companies. In 2012, Issamar founded Monetized Intellect Consulting to assist companies with advice and strategy for communicating their offerings and vision with their current and potential customers and stakeholders. Since 2013, Mr. Ginzberg has been CEO of It’s All From Above, LLC, a consulting firm which has advised hundreds of companies across the world to improve their business strategy, processes, and marketing and grow their brands. Services include copywriting, brand creation, advisory services on M&A, and business strategy.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of October 31, 2013, the Company had no cash and an accumulated deficit of $30,521,032.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company was being funded by Issamar Ginzberg who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On October 31, 2013, the Company had no cash on hand.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of October 31, 2013.

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

On August 24, 2021, as a result of a private transactions, 1,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Issamar Ginzberg, Israel Moshe Levy, Shmuel Rotbard, and Benjamin Levin (collectively, the “Purchasers”). As a result, the Purchasers became holders of approximately 96% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On August 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Issamar Ginzberg consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director of the Company,

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of October 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Issamar Ginzberg	41	Director, Chief Executive Officer, Treasurer, and Secretary

Issamar Ginzberg, Chairman/CEO – Mr. Ginzberg is a serial entrepreneur who has assisted entrepreneurs and organizations, consulting on business strategy and marketing insights. In 2005, Mr. Ginzberg began his own consulting business specializing in the field of strategic marketing for emerging companies. In 2012, Issamar founded Monetized Intellect Consulting to assist companies with advice and strategy for communicating their offerings and vision with their current and potential customers and stakeholders. Since 2013, Mr. Ginzberg has been CEO of It’s All From Above, LLC, a consulting firm which has advised hundreds of companies across the world to improve their business strategy, processes, and marketing and grow their brands. Services include copywriting, brand creation, advisory services on M&A, and business strategy.

Aside from his normal business activities, Issamar serves in advisory role to several companies including Marx Bio and Shtar. Additionally, Mr. Ginzberg is often called upon to give marketing lectures at various companies (i.e. Google, Tel Aviv University and the Jewish National Fund). Mr. Ginzberg has authored or been interviewed for many articles that have been featured in various publications including The Washington Post, Prevention Magazine, The Jerusalem Post, CNBC and Fox Business.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended October 31, 2013 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2013 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of November 16 2021, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 37,239,536 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock

Issamar Ginzberg
1185 Avenue of the Americas, 3rd Floor New York, New York 10036	Preferred	332,012	32.1	%(a)

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)	Preferred	332,012	32.1	%(a)

(a) The preferred stock has a 1000 to 1 conversion rights for each preferred share held. The ownership percentage is calculated as if the preferred stock was converted to common stock

5% Shareholders Celebrate Fortune Company Limited P.O. Box 957 Offshore Incorporations Centre Tortola, British Virgin Island Mr.Shaoming Li has voting control of these shares	Common	17,850,000	47.9%

China Wealth Source Company, Ltd. P.O. Box 957 Offshore Incorporations Centre Tortola, British Virgin Island 37239536	Common	4,278,000	11.5%

Israel Moshe Levy
1185 Avenue of the Americas, 3rd Floor New York, New York 10036	Preferred	332,013	32.1	%(a)

Shmuel Rotbard
1185 Avenue of the Americas, 3rd Floor New York, New York 10036	Preferred	332,013	32.1	%(a)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

October 31, 2013
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

CHINA BOTANIC PHARMACEUTICAL INC.

Dated: November 23, 2021	By:	/s/ Issamar Ginzberg
Issamar Ginzberg Chief Executive Officer (Principal Executive Officer)

