Form 10-K
period 2021-10-31
China Botanic Pharmaceutical
filed 2021-12-16
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 001-34808

CHINA BOTANIC PHARMACEUTICAL INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

87-3143424

(IRS Employer Identification No.)

80 Broad Street

New York, New York 10004

917-720-3366

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,838,954 based on a closing price of $0.10 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of December 10, 2021 the Registrant had 37,239,536 shares of common stock issued and outstanding.

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

Employees

As of the date of this Report, we do not have employees. However, our Chief Executive Officer provides part-time consulting services to us without compensation.

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

Our Chief Executive Officer, Mr. Ginzberg is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Ginzberg is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Ginzberg our Chief Executive Officer and sole director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 80 Broad Street New York, New York 10004.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended October 31, 2021, and October 31, 2020. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED October 31, 2021:
First Quarter	$0.2500	$0.0600
Second Quarter	$0.1300	$0.0501
Third Quarter	$0.1350	$0.0500
Fourth Quarter	$0.1390	$0.0060

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED October 31, 2020:
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0260	$0.0001
Fourth Quarter	$0.0280	$0.0025

Holders

As of November 16, 2021 there were 78 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, 2901 Dallas Parkway Suite 380, Plano Texas, 469-633-0101.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of China Botanic Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Botanic Pharmaceutical, Inc. as of October 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

December 16, 2021

CHINA BOTANIC PHARMACEUTICAL, INC.

BALANCE SHEETS

	October 31,	October 31,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Notes payable-related party	$31,438	$-
Total current liabilities	31,438	-
Total liabilities	31,438	-

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 1,000,000 and -0- shares issued and outstanding as of October 31, 2021 and October 31, 2020	1,000
Common stock, $0.001 par value 100,000,000, shares authorized, 37,239,536 shares issued and outstanding as of October 31, 2021 and October 31, 2020	37,240	37,240
Paid in Capital	11,997,559	11,704,909
Accumulated deficit	(12,067,237)	(11,742,149)
Total Stockholders’ (Deficit)	(31,438)	-
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL, INC.

STATEMENTS OF OPERATIONS

	October 31,	October 31,
	2021	2020
Revenue		$-

Operating Expenses:
Administrative expenses	325,088	-
Total operating expenses	325,088	-
(Loss) from operations	(325,088)	-
Net (Loss)	$(325,088)	$-

Basic and diluted earnings(loss) per common share	$(0.01)	$-

Weighted average number of shares outstanding	37,239,536	37,239,536

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock-Series A		Common Stock		Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2019	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)		-		-	-	-	-

Balance, October 31, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

	Preferred Stock-Series A		Common Stock		Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)				-		(325,088)	(325,088)

Issuance of preferred stock for services to related party	1,000,000	1,000			249,000		250,000

Capital contribution by former CEO					43,650		43,650

Balance, October 31, 2021	1,000,000	$1,000	37,239,536	37,240	$11,997,559	$(12,067,237)	$(31,438)

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL, INC.

STATEMENTS OF CASH FLOWS

	October 31,	October 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	(325,088)	-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation	250,000	-
Net cash (used for) operating activities	(75,088)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related parties	75,088
Net cash provided by financing activities	75,088	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Capital contribution by former related party	$43,650	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED October 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of October 31, 2021, the Company had no cash and an accumulated deficit of $12,067,237.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company being funded by Issamar Ginzberg who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On October 31, 2021, the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 2021, the Custodian extended to the Company interest-free demand loan of $43,650 to help fund the Company’s expenses. On August 24, 2021, as part of the transaction in which Custodian Ventures sold its 1,000,000 shares of Series A Preferred Stock described in Note 1. “Organization and Description of Business “, Custodian agreed to forgive any amounts due to Custodian. As a result, the $43,650 due to Custodian was reclassified as a capital contribution through Equity and had no impact on the Company’s Statement of Operations for the period ended October 31, 2021. Subsequent to August 24, 2021 the funding for the Company has been provided by Issamar Ginzberg in the form of interest-free demand loans. As of October 31, 2021, the balance of related party loans was $31,438.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value, common stock. As of October 31, 2021, there were 37,239,536 shares of Common Stock issued and outstanding.

Preferred Stock

On June 23, 2021, the Company amended its Articles of Incorporation and designated 2,500,000 Preferred A-1 shares. On July 2, 2021, the Company awarded Custodian Ventures/David Lazar 1,000,000 Series A-1 Preferred Stock for services performed as Custodian. Each share of Series A-1 Preferred stock is convertible to 1,000 shares of common stock. Based on this conversion rate, Custodian would control approximately 96% of the Company. As a result, since this share issuance represented substantially all of the Company’s value, the shares were valued at the purchase price of the Preferred Shares of $250,000 on August 24, 2021. The $250,000 was recognized as stock-based compensation, related party in the Company’s Statement of Operations for the period ended October 31, 2021.

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

The Company did not have any contractual commitments as of October 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to October 31 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of October 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended October 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 1, 2021, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 37,239,536 shares outstanding.

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

October 31, 2021
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

CHINA BOTANIC PHARMACEUTICAL INC.

Dated: December 16, 2021	By:	/s/ Issamar Ginzberg
Issamar Ginzberg Chief Executive Officer (Principal Executive Officer)