Form 10-Q
period 2022-01-31
China Botanic Pharmaceutical
filed 2022-02-25
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-34808

CHINA BOTANIC PHARMACEUTICAL INC.
(Exact name of registrant as specified in its charter)

Nevada	87-1343424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6770
(Primary Standard Industrial Classification Code Number)

80 Broad Street
New York, New York 10004	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (917)-720-3366

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock as February 23, 2022 was 37,239,536 shares.

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

Item 1. Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC.

BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Notes payable-related party	$72,130	$31,438
Total current liabilities	72,130	31,438
Total liabilities	72,130	31,438

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 1,000,000 and -0- shares issued and outstanding as of January 31, 2022 and October 31, 2021	1,000	1,000
Common stock, $0.001 par value 100,000,000, shares authorized, 37,239,536 shares issued and outstanding as of January 31, 2022 and October 31, 2021	37,240	37,240
Additional paid in capital	-	-
Paid in Capital	11,997,559	11,997,559
Accumulated deficit	(12,107,929)	(12,067,237)
Total Stockholders’ (Deficit)	(72,130)	(31,438)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2022	Three months ended January 31, 2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses	40,692	5,500
Total operating expenses	40,692	5,500
(Loss) from operations	(40,692)	(5,500)
Other expense	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(40,692)	(5,500)
Tax Provision	-	-
Net (Loss)	$(40,692)	$(5,500)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	37,239,536	37,239,536

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred						Total
	Stock-Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)	-	-	-	-	-	(5,500)	(5,500)

Balance, January 31, 2021	-	$-	37,239,536	$37,240	$11,704,909	$(11,747,649)	$(5,500)

	Preferred						Total
	Stock-Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2021	1,000,000	$1,000	37,239,536	$37,240	$11,997,559	$(12,067,237)	$(31,438)

Net income (loss)	-	-	-	-	-	(40,692)	(40,692)

Balance, January 31, 2022	1,000,000	$1,000	37,239,536	37,240	$11,997,559	$(12,107,929)	$(72,130)

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31, 2022	Three months ended January 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$(40,692)	$(5,500)
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-	$-
Net cash (used for) operating activities	(40,692)	(5,500)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related party	40,692	5,500
Net cash provided by financing activities	40,692	5,500

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Botanic Pharmaceutical Inc. (“the Company,” CBPI, “we” “us”) was incorporated in the State of Nevada on August 18, 1988, originally under the corporate name of Solutions, Incorporated. It was inactive until August 16, 1996, when it changed its corporate name to Suarro Communications, Inc, and engaged in the business of providing internet-based business services. This line of business was discontinued in 2006, and CBPI became a non-operating public company. CBPI underwent a number of corporate name changes as follows:

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

On August 24, 2021, as a result of a private transactions, 1,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Issamar Ginzberg, Israel Moshe Levy, Shmuel Rotbard, and Benjamin Levin (collectively, the “Purchasers”). As a result, the Purchasers became holders of approximately 96% of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC.

On August 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Issamar Ginzberg consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director of the Company,

The Company’s year-end is October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on October 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of January 31, 2022, the Company had no cash and an accumulated deficit of $12,107,929.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2022, and October 31, 2021, the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 2021, the Custodian extended to the Company interest-free demand loan of $43,650 to help fund the Company’s expenses. On August 24, 2021, as part of the transaction in which Custodian Ventures sold its 1,000,000 shares of Series A Preferred Stock described in Note 1. “Organization and Description of Business “, Custodian agreed to forgive any amounts due to Custodian. As a result, the $43,650 due to Custodian was reclassified as a capital contribution through Equity and had no impact on the Company’s Statement of Operations for the period ended October 31, 2021. Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard and Israel Moshe Levy in the form of interest-free demand loans. As of January 31, 2022, the balance of related party loans was $72,130.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value, common stock. As of January 31, 2022, there were 37,239,536 shares of Common Stock issued and outstanding.

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

Liquidation Preference.

In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Series A-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock, or any other series or class of common stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, by reason of their ownership thereof, and senior, prior, and in preference to any other series or class of preferred stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A-1 Preferred Stock (each, the “the Original Issue Price”) for each share of Series A-1 Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A-1 Preferred Stock, the Original Issue Price shall be $0.001 per share for the Series A-1 Preferred Stock. If, upon the occurrence of any liquidation, dissolution, or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A-1 Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, the entire assets and funds of the corporation legally available for distribution shall be distributed first to the Series A-1 Preferred Stock, and then ratably among the holders of each other series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

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

Conversion.

The holders of the Series A-1 Preferred Stock, shall have conversion rights as follows (the “Conversion Rights”):

Right to Convert.

Subject to Section 4(c), each share of Series A-1 Preferred Stock shall be convertible, at the option of the holder(s) thereof only, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one thousand (1,000) fully paid and nonassessable shares of Common Stock (the “Series A-1 Conversion Ratio”).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of January 31, 2022, and October 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to January 31, 2022, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and requires additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity that desires access to the U.S. capital markets.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended January 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended October 31, 2021, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the October 31, 2021 Form 10-K.

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

CHINA BOTANIC PHARMACEUTICAL INC

Dated: February 25, 2022	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.