Form 10-K/A
period 2013-10-31
China Botanic Pharmaceutical
filed 2022-02-28
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of February 23, 2022 the Registrant had 37,239,536 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This amendment to the Form 10-K for the year ended October 31, 2013 is being filed in order to correctly identify the years audited in the independent public accountant’s report.

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

CHINA BOTANIC PHARMACEUTICAL INC.

October 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Botanic Pharmaceutical Inc.:

We were engaged to audit the accompanying balance sheets of China Botanic Pharmaceutical Inc. (“the Company”) as of October 31, 2013 and 2012 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

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

Lakewood, CO
February 23, 2022

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

CHINA BOTANIC PHARMACEUTICAL INC.

Dated: February 28, 2022	By:	/s/ Issamar Ginzberg
Issamar Ginzberg Chief Executive Officer (Principal Executive Officer)

