Form 10-K/A
period 2013-10-31
China Botanic Pharmaceutical
filed 2022-03-28
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K/A for the year ended October 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Original Filing”).

The Company’s Amendment No. 1 contained a Disclaimer Opinion as of October 31, 2021 and 2012. We are filing this Amendment No. 2 to to change the disclaimer opinion to an audit opinion provided by our auditors. The following items have been amended:

Item 8 “Report of Independent Registered Public Accounting Firm”

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Botanic Pharmaceutical, Inc. as of October 31, 2013 and 2012, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 28, 2022

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

CHINA BOTANIC PHARMACEUTICAL INC.

Dated: March 28, 2022	By:	/s/ Issamar Ginzberg
Issamar Ginzberg Chief Executive Officer (Principal Executive Officer)

