Form 10-Q
period 2022-04-30
China Botanic Pharmaceutical
filed 2022-06-08
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☒ Yes   ☐ No

The number of shares outstanding of the registrant’s common stock as June 8, 2022 was 199,340,536 shares.

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

Item 1. Financial Statements.

CHINA BOTANIC PHARMACEUTICAL INC.

BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Notes payable-related party	$81,601	$31,438
Total current liabilities	81,601	31,438
Total liabilities	81,601	31,438

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 837,899 and 1,000,000 shares issued and outstanding as of April 30, 2022 and October 31, 2021	838	1,000
Common stock, $0.001 par value 1,000,000,000, shares authorized, 199,340,536 and 37,239,536 shares issued and outstanding as of April 30, 2022 and October 31, 2021	199,341	37,240
Additional paid in capital
Paid in Capital	11,835,620	11,997,559
Accumulated deficit	(12,117,400)	(12,067,237)
Total Stockholders’ (Deficit)	(81,601)	(31,438)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30,	April 30,	April 30,	April 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	9,471	16,085	50,163	21,585
Total operating expenses	9,471	16,085	50,163	21,585
(Loss) from operations	(9,471)	(16,085)	(50,163)	(21,585)
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(9,471)	(16,085)	(50,163)	(21,585)
Tax Provision	-	-	-	-
Net (Loss)	$(9,471)	$(16,085)	$(50,163)	$(21,585)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,058,963	37,239,536	63,211,519	37,239,536

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred						Total
	Stock-Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2020	-	$-	37,239,536	$37,240	$11,704,909	$(11,742,149)	$-

Net income (loss)		-		-	-	(21,585)	(21,585)

Balance, April 30, 2021	-	$-	37,239,536	$37,240	$11,704,909	$(11,763,734)	$(21,585)

	Preferred Stock-Series A		Common Stock		Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, October 31, 2021	1,000,000	$1,000	37,239,536	$37,240	$11,997,559	$(12,067,237)	$(31,438)

Conversion of Series A Preferred to common stock	(162,101)	(162)	162,101,000	162,101	(161,939)		-

Net income (loss)		-		-	-	(50,163)	(50,163)

Balance, April 30, 2022	837,899	$838	199,340,536	$199,341	$11,835,620	$(12,117,400)	$(81,601)

The accompanying notes are an integral part of these financial statements.

CHINA BOTANIC PHARMACEUTICAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	April 30,	April 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(50,163)	$(21,585)
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-	-
Net cash (used for) operating activities	(50,163)	(21,585)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related party	50,163	21,585
Net cash provided by financing activities	50,163	21,585

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of April 30, 2022, the Company had no cash and an accumulated deficit of $12,117,400.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2022, and October 31, 2021, the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 2021, the Custodian extended to the Company interest-free demand loan of $43,650 to help fund the Company’s expenses. On August 24, 2021, as part of the transaction in which Custodian Ventures sold its 1,000,000 shares of Series A Preferred Stock described in Note 1. “Organization and Description of Business “, Custodian agreed to forgive any amounts due to Custodian. As a result, the $43,650 due to Custodian was reclassified as a capital contribution through Equity and had no impact on the Company’s Statement of Operations for the period ended October 31, 2021. Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard and Israel Moshe Levy in the form of interest-free demand loans. As of April 30, 2022, and October 31, 2021, the balance of related party loans was $81,601 and $31,348 respectively.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock. As of April 30, 2022 and October 31, 2022 there were 199,340,536 and 37,239,536 shares of Common Stock issued and outstanding, respectively. During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of April 30, 2022 and October 31, 2021, there 837,899 and -1,000,000- shares of Series A Preferred Stock issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of April 30, 2022, and October 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to April 30, 2022, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of April 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the six months ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA BOTANIC PHARMACEUTICAL INC

Dated: June 8, 2022	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.