Form 10-Q
period 2022-07-31
Fuss Brands Corp.
filed 2022-09-08
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-34808

FUSS BRANDS CORP.
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

China Botanic Pharmaceuticals Inc.

(Former Name or former address if changed from last report.)

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

The number of shares outstanding of the registrant’s common stock as of September 8, 2022 was 12,531,685 shares.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Fuss Brands Corp. a Nevada corporation unless the context requires otherwise.

1

Item 1. Financial Statements.

FUSS BRANDS CORP.

BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2022	2021
ASSETS
Cash	$50,837	$-
Total Assets	$50,837	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$3,122	$-
Notes payable-related parties	98,381	31,438
Total current liabilities	101,503	31,438
Total liabilities	101,503	31,438

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 837,899 and 1,000,000 shares issued and outstanding as of July 31, 2022 and October 31, 2021	838	1,000
Common stock, $0.001 par value 1,000,000,000, shares authorized, 12,531,685 and 1,432,290 shares issued and outstanding as of July 31, 2022 and October 31, 2021	12,532	1,432
Discount on common stock	(75,889)	-
Paid in Capital	12,148,910	12,033,367
Accumulated deficit	(12,137,057)	(12,067,237)
Total Stockholders’ (Deficit)	(50,666)	(31,438)
Total Liabilities and Stockholders’ (Deficit)	$50,837	$-

The accompanying notes are an integral part of these financial statements.

FUSS BRANDS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	19,657	272,065	69,820	293,650
Total operating expenses	19,657	272,065	69,820	293,650
(Loss) from operations	(19,657)	(272,065)	(69,820)	(293,650)
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(19,657)	(272,065)	(69,820)	(293,650)
Tax provision	-	-	-	-
Net (Loss)	$(19,657)	$(272,065)	$(69,820)	$(293,650)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.19)	$(0.01)	$(0.21)

Weighted average number of shares outstanding	7,666,944	1,432,290	7,666,944	1,432,290

The accompanying notes are an integral part of these financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2020	-	$-	1,432,290	1,432	$-	$11,740,717	$(11,742,149)	$0

Net income (loss)		-		-	-	-	(21,585)	(21,585)

Balance, April 30, 2021	-	$-	1,432,290	$1,432	$-	$11,740,717	$(11,763,734)	$(21,585)

Issuance of preferred stock for services to related party	1,000,000	1,000				249,000		250,000

Capital contributions by former CEO						43,650		43,650

Net income (loss)				-	-		(272,065)	(272,065)

Balance, July 31, 2021	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,367	$(12,035,799)	$-

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2021	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,366	$(12,067,237)	$(31,438)

Conversion of Series A Preferred to common stock	(162,101)	(162)	6,234,654	6,235		(6,072)		163

Net income (loss)					-		(50,163)	(50,163)

Balance, April 30, 2022	837,899	$838	7,666,944	$7,667	$-	$12,027,294	$(12,117,400)	$(81,601)

Misc adjustment to reflect rounding on reverse split			73	-				-

Private placement of common shares			4,864,668	4,865	(75,889)	121,616		50,593

Net income (loss)		-					(19,657)	(19,657)

Balance, July 31, 2022	837,899	$838	12,531,685	$12,532	$(75,889)	$12,148,910	$(12,137,057)	$(50,666)

The accompanying notes are an integral part of these financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine month	Nine month
	ended	ended
	July 31,	July 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(69,820)	$(293,650)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation		250,000
Changes in operating assets and liabilities
Accounts payable	3,122
Net cash (used for) operating activities	(66,698)	(43,650)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Private placement of common shares	50,593
Notes payable related party	66,943	43,650
Net cash provided by financing activities	117,536	43,650

Net Increase (Decrease) In Cash	50,837	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$50,837	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Fuss Brands Corp, f/k/a China Botanic Pharmaceutical Inc. (“the Company,” “we” “us”) was incorporated in the State of Nevada on August 18, 1988, originally under the corporate name of Solutions, Incorporated. It was inactive until August 16, 1996, when it changed its corporate name to Suarro Communications, Inc, and engaged in the business of providing internet-based business services. This line of business was discontinued in 2006, and the Company became a non-operating public company. The Company underwent a number of corporate name changes as follows:

June 1997	ComTech Consolidation Group, Inc
February 1999	E-Net Corporation
May 1999	E-Net Financial Corporation
January 2000	E-Net.Com Corporation
February 2000	E-Net Financial.Com Corporation
January 2002	Anza Capital, Inc (“Anza”)
June 2006	Renhuang Pharmaceuticals, Inc.
October 2010	China Botanic Pharmaceutical Inc.

The Company had been inactive since September 2012.

On February 4, 2021, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-827231-B Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company. On the same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

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

On August 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director. At the effective date of the transfer, Issamar Ginzberg consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director of the Company,

On July 14, 2022, China Botanic Pharmaceuticals Inc. amended its articles of incorporation to change its name to Fuss Brands Corp. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations.

On July 13, 2022, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 26 (the “Reverse”).

On July 22, 2022, FINRA declared the Name Change and the Reverse effective. Also on July 28, 2022, the Company was informed by FINRA that the Company’s ticker symbol would be changed to FBDS in twenty business days.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of July 31, 2022, the Company had negative working capital of $50,666 and an accumulated deficit of $12,137,057.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company has been funded by related party shareholders and officers. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Reverse Stock Split

On July 26, 2022, the Company effected a 1 for 26 reverse stock split of its common stock. All common stock amounts and references have been retroactively adjusted for all figures present to reflect this split unless specifically stated otherwise

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2022, and October 31, 2021, the Company had $50,837 and -0- cash on hand, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 2021, the Custodian extended to the Company an interest-free demand loan of $43,650 to help fund the Company’s expenses. On August 24, 2021, as part of the transaction in which Custodian Ventures sold its 1,000,000 shares of Series A Preferred Stock described in Note 1. “Organization and Description of Business “, Custodian agreed to forgive any amounts due to Custodian. As a result, the $43,650 due to Custodian was reclassified as a capital contribution through Equity and had no impact on the Company’s Statement of Operations for the period ended October 31, 2021.

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. As of July 31, 2022, and October 31, 2021, the balance of related parties loans was $98,381 and $31,348 respectively.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock.

On July 26, 2022, the Company effected a 1 for 26 reverse stock split of its common stock. All common stock amounts and references have been retroactively adjusted for all figures present to reflect this split unless specifically stated otherwise

During the three months ended July 31, 2022, the Company raised $50,593 in gross proceeds from the sale of 4,864,668 shares of common stock. Since these shares were sold at $0.0004 prior to the reverse split which was below the par value of $0.001, the Company recorded a discount on common stock of $75,889 which reduced the Company’s equity.

As of July 31, 2022, and October 31, 2021, there were 12,531,685 and 1,432,290 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company has 2,500,000 shares of Series A Preferred Stock, $0.001 par value, authorized

During the three months ended April 30, 2022 split, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 6,234,654 shares of common stock.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of July 31, 2022, and October 31, 2021, there 837,899 and 1,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of July 31, 2022, and October 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2022, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of July 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of July 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the six months ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended October 31, 2021, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the October 31, 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended July 31, 2022 the Company sold 4,864,668 common shares to numerous investors and raised $50,593 in gross proceeds.

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

FUSS BRANDS CORP.

Dated: September 8, 2022	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

