Form 10-K
period 2022-10-31
Fuss Brands Corp.
filed 2023-01-27
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 001-34808

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,980,216 based on a closing price of $0.78 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of January 27, 2023 the Registrant had 15,255,847 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms, “we”, “our”, “us” and the “Company” refer to Fuss Brands Corp. a Nevada corporation unless the context requires otherwise.

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

Employees

As of the date of this Report, we have one employee, our Chief Executive Officer.

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

Because we are dependent upon Issamar Ginzberg, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of his services could adversely affect our plan and results of operations.

We currently have a sole director and officer, Issamar Ginzberg, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Ginzberg serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended October 31, 2022, and October 31, 2021. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED October 31, 2022:
First Quarter	$2.6000	$1.3000
Second Quarter	$3.2500	$0.7800
Third Quarter	$3.1200	$0.0078
Fourth Quarter	$2.4500	$1.7700

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED October 31, 2021:
First Quarter	$0.2500	$0.0600
Second Quarter	$0.1300	$0.0501
Third Quarter	$0.1350	$0.0500
Fourth Quarter	$0.1390	$0.0060

Holders

As of January 18, 2023 there were 182 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, 2901 Dallas Parkway Suite 380, Plano Texas, 469-633-0101.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fuss Brands Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fuss Brands Corp. as of October 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

January 27, 2023

FUSS BRANDS CORP.

BALANCE SHEETS

	October 31,	October 31,
	2022	2021
ASSETS
Cash	$35,539	$-
Total Assets	$35,539	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,045	$-
Notes payable-related party	98,381	31,438
Total current liabilities	99,426	31,438
Total liabilities	99,426	31,438

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 837,899 and -0- shares issued and outstanding as of October 31, 2022 and October 31, 2021	838	1,000
Common stock, $0.001 par value 1,000,000,000, shares authorized, 14,883,665 and 1,432,290 shares issued and outstanding as of October 31, 2022 and October 31, 2021	14,884	1,432
Additional paid-in capital	12,170,928	12,033,367
Discount on common stock	(75,889)	-
Accumulated deficit	(12,174,648)	(12,067,237)
Total Stockholders’ (Deficit)	(63,887)	(31,438)
Total Liabilities and Stockholders’ (Deficit)	$35,539	$-

The accompanying notes are an integral part of these financial statements.

FUSS BRANDS CORP.

STATEMENTS OF OPERATIONS

	October 31,	October 31,
	2022	2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses	107,411	325,088
Total operating expenses	107,411	325,088
(Loss) from operations	(107,411)	(325,088)
Other expense	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(107,411)	(325,088)
Tax Provision	-	-
Net (Loss)	$(107,411)	$(325,088)

Basic and diluted (loss) per common share	$(0.01)	$(0.23)

Weighted average number of shares outstanding	7,666,944	1,432,290

The accompanying notes are an integral part of these financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2020	-	$-	1,432,290	$1,432	$-	$11,740,717	$(11,742,149)	$-

Net income (loss)							(325,088)	(325,088)

Issuance of preferred stock for services to related party	1,000,000	1,000		-	-	249,000		250,000

Capital contributions by former CEO						43,650		43,650

Balance, October 31, 2021	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,367	$(12,067,237)	$(31,438)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2021	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,367	$(12,067,237)	$(31,438)

Net income (loss)							(107,411)	(107,411)

Conversion of Series A Preferred to common stock	(162,101)	(162)	6,234,654	6,235		(6,072)		-

Misc adjustment to reflect rounding on reverse split			73	-				-

Private placement of common shares			7,216,647	7,217	(75,889)	143,634		74,962

Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

The accompanying notes are an integral part of these financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CASH FLOWS

	October 31,	October 31,
	2022	2021
Cash Flows From Operating Activities:
Net (loss)	$(107,411)	$(325,088)
Adjustments to reconcile net income to net cash provided by (used for) operating activities: Stock based compensation		250,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,045
Net cash (used for) operating activities	(106,366)	(75,088)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Private placement of common shares, net of discount below par value	74,962	-
Notes payable related party	66,943	75,088
Net cash provided by financing activities	141,905	75,088

Net Increase In Cash	35,539	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$35,539	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of cash flow information:
Capital contribution by former related party	$-	$43,650

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED October 31, 2022

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of October 31, 2022, the Company had negative working capital of $63,997 and an accumulated deficit of $12,174,648.

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of October 31, 2022, and October 31, 2021, the Company had $35,539 and -0- cash on hand, respectively.

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

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. As of October 31, 2022, and October 31, 2021, the balance of related parties loans was $98,381 and $31,348 respectively.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock.

On July 26, 2022, the Company effected a 1 for 26 reverse stock split of its common stock. All common stock amounts and references have been retroactively adjusted for all figures present to reflect this split unless specifically stated otherwise

During the three months ended July 31, 2022, the Company raised $50,593 in gross proceeds from the sale of 4,864,668 shares of common stock. Since these shares were sold at $0.0004 prior to the reverse split, which was below the par value of $0.001, the Company recorded a discount on common stock of $75,889 which reduced the Company’s equity.

During the three months ended October 31, 2022, the Company raised $24,369 in gross proceeds from the sale of 2,351,980 shares of common stock or an average price of $0.0104.

As of October 31, 2022, and October 31, 2021, there were 14,883,665 and 1,432,290 shares of common stock issued and outstanding, respectively.

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

As of October 31, 2022, and October 31, 2021, there 837,899 and 1,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of October 31, 2022, and October 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to October 31, 2022 the Company sold 380,289 shares to investors and raised approximately $3,955 in proceeds.

On January 26, 2023 the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of October 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Issamar Ginzberg	42	Director, Chief Executive Officer, Treasurer, and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended October 31, 2022 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

We did not pay any compensation to our Chief Executive Officer (the “Named Executive Officers”) during the last two fiscal years.

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 18, 2023 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 12,531,685 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Issamar Ginzberg 1185 Avenue of the Americas, 3rd Floor New York, New York 10036	Preferred	279,299	95.5	%(a)
	Common	2.054,347

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)	Preferred	332,012	95.5	%(a)
	Common	2,054,347

(a)	The preferred stock has a 1000 to 1 conversion rights for each preferred share held. The ownership percentage is calculated as if the preferred stock was converted to common stock.

5% Shareholders

ATTI, LLC 2475 Stuart Street Brooklyn, NY 11229	Common	1,152,543	7.6%
Raed Atti has voting control

Israel Moshe Levy 1185 Avenue of the Americas, 3rd Floor New York, New York 10036	Preferred	279,300	95.5	%(a)
	Common	2,054,347

Shmuel Rotbard 1185 Avenue of the Americas, 3rd Floor New York, New York 10036	Preferred	279,300	95.5	%(a)
	Common	2,054,347

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

October 31, 2022
Audit fees	$43,600
Total fees paid or accrued to our principal accountant	$43,600

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSS BRANDS CORP.

Dated: January 27, 2023	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer