Form 10-Q
period 2023-01-31
Fuss Brands Corp.
filed 2023-03-09
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s common stock as of March 9, 2023 was 15,275,078 shares.

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

Item 1. Financial Statements.

FUSS BRANDS CORP.

BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2023	2022
ASSETS
Cash	$14,993	$35,539
Prepaid expenses	3,000	-
Total Assets	$17,993	$35,539

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$28,300	$1,045
Notes payable-related party	98,381	98,381
Total current liabilities	126,681	99,426
Total liabilities	126,681	99,426

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 837,899 and 837,899 shares issued and outstanding as of January 31, 2023 and October 31, 2022	838	838
Common stock, $0.001 par value 1,000,000,000, shares authorized, 14,883,665 and 1,432,290 shares issued and outstanding as of January 31, 2023 and October 31, 2022	15,275	14,884
Additional paid in capital
Paid in Capital	12,194,061	12,170,928
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(12,242,973)	(12,174,648)
Total Stockholders’ (Deficit)	(108,688)	(63,887)
Total Liabilities and Stockholders’ (Deficit)	$17,993	$35,539

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022
Revenue	$-	$-

Operating Expenses:
Administrative expenses	68,325	40,692
Total operating expenses	68,325	40,692
(Loss) from operations	(68,325)	(40,692)
Other expense	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(68,325)	(40,692)
Tax Provision	-	-
Net (Loss)	$(68,325)	$(40,692)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.03)

Weighted average number of shares outstanding	15,275,078	1,432,290

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock- Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2021	1,000,000	1,000	1,432,290	$1,432	$-	$12,033,367	$(12,067,237)	$(31,438)

Net income (loss)		-		-	-	-	(40,692)	(40,692)

Balance, January 31, 2022	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,367	$(12,107,929)	$(72,130)

	Preferred Stock- Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net income (loss)		-		-	-	-	(68,325)	(68,325)

Private placement of common stock			391,412	391		23,134		23,525

Balance, January 31, 2023	837,899	$838	15,275,078	$15,275	$(75,889)	$12,194,061	$(12,242,973)	$(108,688)

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,	Three Months Ended January 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(68,325)	$(40,692)
Changes in operating assets and liabilities
Prepaid expenses	(3,000)
Accounts payable and accrued liabilities	27,254
Net cash (used for) operating activities	(44,071)	(40,692)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Private placement of common shares	23,525	-
Notes payable related party	-	40,692
Net cash provided by financing activities	23,525	40,692

Net Increase (Decrease) In Cash	(20,546)	-
Cash At The Beginning Of The Period	35,539	-
Cash At The End Of The Period	$14,993	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of cash flow information:
Capital contribution by former related party	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

The Company’s year-end is October 31.

On January 26, 2023 the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage. As a result of this purchase order, as January 26, 2023 the Company is no longer in shell status.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on October 31, 2022, as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of January 31, 2023, the Company had negative working capital of $108,688 and an accumulated deficit of $12,242,973.

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2023, and October 31, 2022, the Company had $14,993 and $35,539 in cash on hand, respectively.

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

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. As of January 31, 2023 and October 31, 2022, the balance of related parties loans was $98,381 and $98,381 respectively.

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

As of January 31, 2023, and October 31, 2022, there were 15,275,078 and 1,432,290 shares of common stock issued and outstanding, respectively.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of January 31, 2023, and October 31, 2022, there 837,899 and 837,899 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of January 31, 2023, and October 31, 2022.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to January 31, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements as follows:

On March 1, 2023, the “Company”, entered into a buying agency and sourcing services agreement (the “Agreement”) with Inter Mutagim Shivuk Vehafatsa Ltd., an Israeli company (“IMSV”). Pursuant to the Agreement, the Company engaged IMSV to source and buy certain non-U.S. produced suitcases with various technology capabilities throughout the People’s Republic of China, which the Company shall then sell to RoomWagon, LLC, for $925,000, pursuant to a purchased order received on January 26, 2023.

Prior to the Agreement and the related purchase order from RoomWagon, LLC, the Company “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). Following the entry into the Agreement the Company is no longer a shell company since the date of the Agreement, because the Company is undertaking more than nominal operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of January 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2023 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended January 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended October 31, 2022, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the October 31, 2022, Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended January 31, 2023 the Company sold 391,412 common shares to numerous investors and raised $23,525 in gross proceeds.

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

FUSS BRANDS CORP.

Dated: March 9, 2023	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.