Form 10-Q
period 2023-04-30
Fuss Brands Corp.
filed 2023-06-12
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of June 12, 2023 was 15,445,078 shares.

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

Item 1. Financial Statements.

FUSS BRANDS CORP.

BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2023	2022
ASSETS
Cash	$11,411	$35,539
Prepaid expenses	6,660	-
Total assets	$18,071	$35,539

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$39,993	$1,045
Accrued liabilities	70,000	-
Notes payable-related party	98,381	98,381
Total current liabilities	208,374	99,426
Total liabilities	208,374	99,426

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 837,899 and 837,899 shares issued and outstanding as of April 30, 2023 and October 31, 2022	838	838
Common stock, $0.001 par value 1,000,000,000, shares authorized, 15,445,078 and 14,883,665 shares issued and outstanding as of April 30, 2023 and October 31, 2022	15,445	14,884
Additional paid in capital	12,290,808	12,170,928
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(12,421,505)	(12,174,648)
Total Stockholders’ (Deficit)	(190,302)	(63,887)
Total Liabilities and Stockholders’ (Deficit)	$18,071	$35,539

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022	Six Months Ended April 30, 2023	Six Months Ended April 30, 2022
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	178,532	9,471	246,857	50,163
Total operating expenses	178,532	9,471	246,857	50,163
(Loss) before provision for income taxes	(178,532)	(9,471)	(246,857)	(50,163)
Tax Provision	-	-	-	-
Net (Loss)	$(178,532)	$(9,471)	$(246,857)	$(50,163)

Basic and diluted (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	15,445,078	3,463,806	15,445,078	2,431,212

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Deficit
Balance, October 31, 2021	1,000,000	1,000	1,432,290	$1,432	$-	$12,033,367	$(12,067,237)	$(31,438)

Net loss		-		-	-	-	(40,692)	(40,692)

Balance, January 31, 2022	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,367	$(12,107,929)	$(72,130)

Net loss		-		-	-	-	(9,471)	(9,471)

Balance, April 30, 2022	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,367	$(12,117,400)	$(81,601)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Deficit
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net loss		-		-	-	-	(68,325)	(68,325)

Private placement of common stock			391,412	391		23,134		23,525

Balance, January 31, 2023	837,899	$838	15,275,078	$15,275	$(75,889)	$12,194,061	$(12,242,972)	$(108,688)

Stock based compensation for services			170,000	170		96,747		96,917

Net loss		-		-	-	-	(178,532)	(178,532)

Balance, April 30, 2023	837,899	$838	15,445,078	$15,445	$(75,889)	$12,290,808	$(12,241,505)	$(190,302)

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30, 2023	Six Months Ended April 30, 2022
Cash Flows From Operating Activities:
Net loss	$(246,857)	$(50,163)
Changes in operating assets and liabilities
Stock based compensation	96,917
Prepaid expenses	(6,660)	-
Accounts payable	38,948	-
Accrued liabilities	70,000	-
Net cash (used in) operating activities	(47,652)	(50,163)

Cash Flows From Financing Activities:
Private placement of common shares	23,524	-
Notes payable related party	-	50,163
Net cash provided by financing activities	23,524	50,163

Net (Decrease) In Cash	(24,128)	-
Cash At The Beginning Of The Period	35,539	-
Cash At The End Of The Period	$11,411	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The Company’s year-end is October 31.

On January 26, 2023 the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage. As a result of this purchase order, as of January 26, 2023 the Company is no longer in shell status.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of April 30, 2023, the Company had negative working capital of $190,302 and an accumulated deficit of $12,421,505.

Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company has been funded by related party shareholders and officers. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Reverse Stock Split

On July 26, 2022, the Company effected a 1 for 26 reverse stock split of its common stock. All common stock amounts and references have been retroactively adjusted for all figures present to reflect this split unless specifically stated otherwise.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2023, and October 31, 2022, the Company had $11,411 and $35,539 in cash on hand, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that has an impact the Company’s operations.

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

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. As of April 30, 2023 and October 31, 2022, the balance of related parties loans was $98,381 and $98,381 respectively.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock.

On July 26, 2022, the Company effected a 1 for 26 reverse stock split of its common stock. All common stock amounts and references have been retroactively adjusted for all figures present to reflect this split unless specifically stated otherwise.

During the three months ended July 31, 2022, the Company raised $50,593 in gross proceeds from the sale of 4,864,668 shares of common stock. Since these shares were sold at $0.0004 prior to the reverse split which was below the par value of $0.001, the Company recorded a discount on common stock of $75,889, which reduced the Company’s equity.

As of April 30, 2023, and October 31, 2022, there were 15,445,078 and 14,883,665 shares of common stock issued and outstanding, respectively.

During the three months ended January 31, 2023 the Company sold 391,412 shares in private placements and raised $23,525 in gross proceeds. Additionally during the three months ended April 30, 2023, the company issued 170,000 shares to a service provider. These shares were valued at $0.5701 which was the Company’s closing trading price on the date of issuance, or a total of $96,917 which was categorized as stock based compensation included in general and administrative expenses for the three months ended April 30, 2023.

Preferred Stock

The Company has 2,500,000 shares of Series A Preferred Stock, $0.001 par value, authorized.

During the three months ended April 30, 2022 split, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 6,234,654 shares of common stock.

On June 23, 2021, the Company amended its Articles of Incorporation and designated 2,500,000 Preferred A-1 shares. On July 2, 2021, the Company awarded Custodian Ventures/David Lazar 1,000,000 Series A-1 Preferred Stock for services performed as Custodian. Each share of Series A-1 Preferred stock is convertible to 1,000 shares of common stock. Based on this conversion rate, the Custodian would control approximately 96% of the Company. As a result, since this share issuance represented substantially all of the Company’s value, the shares were valued at the purchase price of the Preferred Shares of $250,000 on August 24, 2021. The $250,000 was recognized as stock-based compensation, related party in the Company’s Statement of Operations for the period ended October 31, 2021.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of April 30, 2023, and October 31, 2022, there 837,899 and 837,899 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of April 30, 2023, and October 31, 2022.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to April 30, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our management anticipates that we will likely only be able to affect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of April 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of April 30, 2023 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the six months ended April 30, 2023 the Company sold 391,412 common shares to numerous investors and raised $23,525 in gross proceeds.

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

FUSS BRANDS CORP.

Dated: June 12, 2023	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.