Form 10-Q
period 2023-07-31
Fuss Brands Corp.
filed 2023-09-05
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of September 5, 2023 was 15,445,078 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Fuss Brands Corp. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

FUSS BRANDS CORP.

BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2023	2022
ASSETS
Cash	$23,031	$35,539
Accounts receivable	-	-
Prepaid expenses	128,087	-
Current assets	151,118	35,539
Total Assets	$151,118	$35,539

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$60,990	$1,045
Accrued liabilities	112,859	-
Deferred revenue-net	135,018	-
Convertible notes	50,000	-
Notes payable-related party	98,381	98,381
Total current liabilities	457,247	99,426
Total liabilities	457,247	99,426

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 837,899 and 837,899 shares issued and outstanding as of July 31, 2023, and October 31, 2022	838	838
Common stock, $0.001 par value 1,000,000,000, shares authorized, 15,445,078 and 14,883,665 shares issued and outstanding as of July 31, 2023, and October 31, 2022	15,445	14,884
Additional paid in capital
Paid in capital	12,290,808	12,170,928
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(12,537,332)	(12,174,648)
Total Stockholders’ (Deficit)	(306,130)	(63,887)
Total Liabilities and Stockholders’ (Deficit)	$151,118	$35,539

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2023	Nine Months Ended July 31, 2022
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	114,968	19,657	361,825	69,820
Total operating expenses	114,968	19,657	361,825	69,820
(Loss) from operations	(114,968)	(19,657)	(361,825)	(69,820)
Other expense	-	-	-	-
Interest expense	(859)	-	(859)	-
Income (loss) before provision for income taxes	(115,827)	(19,657)	(362,684)	(69,820)
Tax provision	-	-	-	-
Net (Loss)	$(115,827)	$(19,657)	$(362,684)	$(69,820)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	15,445,078	7,666,944	15,445,078	7,666,944

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2021	1,000,000	$1,000	1,432,290	$1,432	$-	$12,033,367	$(12,067,237)	$(31,438)

conversion of Series A Preferred to common stock	(162,101)	(162)	6,234,654			(6,072)

Net loss		-		-	-	-	(40,692)	(40,692)

Balance, January 31, 2022	837,899	$838	7,666,944	$1,432	$-	$12,027,295	$(12,107,929)	$(72,130)

Net loss		-		-	-	-	(9,471)	(9,471)

Balance, April 30, 2022	837,899	$838	7,666,944	$1,432	$-	$12,027,295	$(12,117,400)	$(81,601)

Misc adjustment to reflect rounding on reverse split		-	73	-	-	-	-	-

Private placement of common shares			4,864,668	4,865	(75,889)	121,616		50,593

Net loss		-		-	-	-	(19,657)	(19,657)

Balance, July 31, 2022	837,899	$838	7,666,944	$1,432	$(75,889)	$12,027,295	$(12,137,057)	$(50,666)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net income (loss)		-		-	-	-	(68,325)	(68,325)

Private placement of common stock			391,412	391		23,134		23,525

Balance, January 31, 2023	837,899	$838	15,275,078	$15,275	$(75,889)	$12,194,061	$(12,242,972)	$(108,688)

Net loss		-		-	-	-	(178,532)	(178,532)

Stock based compensation for services			170,000	170		96,747		96,917

Balance, April 30, 2023	837,899	$838	15,445,078	$15,445	$(75,889)	$12,290,808	$(12,421,505)	$(190,302)

Net loss		-		-	-	-	(115,827)	(115,827)

Balance, July 31, 2023	837,899	$838	15,445,078	$15,445	$(75,889)	$12,290,808	$(12,537,332)	$(306,130)

The accompanying notes are an integral part of these unaudited financial statements.

FUSS BRANDS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31, 2023	Months Ended July 31, 2022
Cash Flows From Operating Activities:
Net income (loss)	$(362,684)	$(69,820)
Stock based compensation	96,917	-
Changes in operating assets and liabilities		-
Prepaid expenses	(128,087)	-
Accounts payable	59,944	-
Deferred revenue	135,018	-
Accrued liabilities	112,859	3,122
Net cash (used in) operating activities	(86,033)	(66,698)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Private placement of common shares	23,525	50,593
Convertible notes	50,000	-
Notes payable related party	-	66,943
Net cash provided by financing activities	73,525	117,536

Net Increase (Decrease) In Cash	(12,508)	50,837
Cash At The Beginning Of The Period	35,539	-
Cash At The End Of The Period	$23,031	$50,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The Company’s year-end is October 31.

On January 26, 2023 the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage. As a result of this purchase order, as of January 26, 2023 the Company is no longer in shell status. The Company is in the process of fulfilling that order.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on October 31, 2022, as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of July 31, 2023, the Company had negative working capital of $306,130 and an accumulated deficit of $12,537,332.

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

Revenue recognition

The Company has not generated any revenue to date and is in the process of completing its first order to manufacture luggage. Revenue from sale of luggage will be recognized under the using the five-step approach required under the guidelines of ASC 606:

1.	Identify the contract with the client,

2.	Identify the performance obligations in the contract,

3.	Determine the transaction price,

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of July 31, 2023, and October 31, 2022, the balances of deferred revenue, net were $135,018 and -0- respectively. The components of deferred revenue net in the Company’s unaudited balance sheet were deferred revenue of $450,060 less accounts receivable of $315,042 for unfulfilled obligations, netting to $135,018.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of July 31, 2023, and October 31, 2022, the balance of prepaid expenses was $128,087 and $-0-, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2023, and October 31, 2022, the Company had $23,031 and $35,539 in cash on hand, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that has an impact on the Company’s operations.

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

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. As of July 31, 2023, and October 31, 2022, the balance of related parties loans was $98,381 and $98,381 respectively.

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

As of July 31, 2023, and October 31, 2022, there were 15,445,078 and 14,883,665 shares of common stock issued and outstanding, respectively.

During the three months ended January 31, 2023 the Company sold 391,412 shares in private placements and raised $23,525 in gross proceeds. Additionally, during the three months ended April 30, 2023, the company issued 170,000 shares to a service provider. These shares were valued at $0.5701 which was the Company’s closing trading price on the date of issuance, or a total of $96,917 which was categorized as stock-based compensation included in general and administrative expenses for the three months ended April 30, 2023.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of July 31, 2023, and October 31, 2022, there 837,899 and 837,899 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of July 31, 2023, and October 31, 2022.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of July 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of July 31, 2023 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended July 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the nine months ended July 31, 2023, the Company sold 391,412 common shares to numerous investors and raised $23,525 in gross proceeds.

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

FUSS BRANDS CORP.

Dated: September 5, 2023	By:	/s/ Issamar Ginzberg
Issamar Ginzberg
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.