Form 10-K
period 2023-10-31
Fuss Brands Corp.
filed 2024-02-05
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,354,325 based on a closing price of $0.55 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 5, 2024 the Registrant had 19,090,078 shares of common stock issued and outstanding.

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

On July 22, 2022, FINRA declared the Name Change and the Reverse effective. Also on July 28, 2022, the Company was informed by FINRA that the Company’s ticker symbol would be changed to “FBDS” in twenty business days.

On January 26, 2023 the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage. As a result of this purchase order, as of January 26, 2023 the Company is no longer in shell status. The Company is in the process of fulfilling that order.

On January 10, 2024, Issamar Ginzberg tendered his resignation from the Board of Directors. Accordingly, Issamar Ginzberg ceased to be the Company’s Chief Executive Officer and Director. Also on January 10, 2024, the shareholders of the Company elected Cheskel Meisels to act as the new Chairman of the Board of Directors and CEO of the Company.

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

Because we are dependent upon Cheskel Meisels, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of his services could adversely affect our plan and results of operations.

We currently have a sole director and officer, Cheskel Meisels, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Meisels serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Meisels is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Meisels is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “FBDS” because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic. There is currently no established public trading market for our Common Stock.

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended October 31, 2023, and October 31, 2022. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED October 31, 2023:
First Quarter	$1.80	$0.36
Second Quarter	$1.00	$0.36
Third Quarter	$0.65	$0.123
Fourth Quarter	$0.45	$0.123

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED October 31, 2022:
First Quarter	$2.6000	$1.3000
Second Quarter	$3.2500	$0.7800
Third Quarter	$3.1200	$0.0078
Fourth Quarter	$2.4500	$1.7700

Holders

As of January 11, 2024 there were 189 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, 2901 Dallas Parkway Suite 380, Plano Texas, 469-633-0101.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2023 condensed financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The condensed financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. CONDENSED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fuss Brands Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fuss Brands Corp. as of October 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

February 2, 2024

FUSS BRANDS CORP.

CONDENSED BALANCE SHEETS

	October 31, 2023	October 31, 2022
ASSETS
Cash	$9,448	$35,539
Prepaid expenses	129,917	-
Total Assets	$139,364	$35,539

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$105,991	$1,045
Accrued liabilities	156,978	-
Deferred revenue-net	176,658	-
Convertible notes	50,000	-
Notes payable-related party	98,381	98,381
Total current liabilities	588,007	99,426
Total liabilities	588,007	99,426

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 834,254 and 837,899 shares issued and outstanding as of October 31, 2023 and October 31, 2022	834	838
Common stock, $0.001 par value 1,000,000,000, shares authorized, 19,090,078 and 14,883,665 shares issued and outstanding as of October 31, 2023 and October 31, 2022	19,090	14,884
Additional paid in capital
Paid in Capital	12,287,167	12,170,928
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(12,679,846)	(12,174,648)
Total Stockholders’ (Deficit)	(448,643)	(63,887)
Total Liabilities and Stockholders’ (Deficit)	$139,364	$35,539

The accompanying notes are an integral part of these condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended October 31, 2023	Year Ended October 31, 2022
Revenue	$-	$-

Operating Expenses:
Administrative expenses	503,078	107,411
Total operating expenses	503,078	107,411
(Loss) from operations	(503,078)	(107,411)
Other expense
Interest expense	(2,119)	-
Income (loss) before provision for income taxes	(505,197)	(107,411)
Tax Provision	-	-
Net (Loss)	$(505,197)	$(107,411)

Basic and diluted (loss) per common share	$(0.03)	$(0.01)

Weighted average number of shares outstanding	16,356,328	7,666,944

The accompanying notes are an integral part of these condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred				Discount on			Total
	Stock-Series A		Common Stock		Common	Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2021	1,000,000	1,000	1,432,290	$1,432	$-	$12,033,367	$(12,067,237)	$(31,438)

Net income (loss)							(107,411)	(107,411)

Conversion of Series A Preferred to common stock	(162,101)	(162)	6,234,654	6,235		(6,073)		-

Misc adjustment to reflect rounding on reverse split			73	-				-

Private placement of common shares			7,216,647	7,217	(75,889)	143,634		74,962

Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

	Preferred				Discount on			Total
	Stock-Series A		Common Stock		Common	Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net income (loss)							(505,197)	(505,197)

Conversion of preferred stock to common stock	(3,645)	(4)	3,645,000	3,645		(3,641)		-

Private placement of common stock			391,412	391		23,134		23,525

Stock based compensation for services			170,000	170	-	96,746		96,916

Balance, October 31, 2023	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

The accompanying notes are an integral part of these condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended October 31, 2023	Year Ended October 31, 2022
Cash Flows From Operating Activities:
Net (loss)	$(505,197)	$(107,411)
Stock based compensation	96,916	-
Changes in operating assets and liabilities
Prepaid expenses	(129,917)	-
Accounts payable	104,946	1,045
Deferred revenue	176,658	-
Accrued liabilities	156,978	-
Net cash (used in) operating activities	(99,615)	(106,366)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Private placement of common shares	23,525	74,962
Convertible notes	50,000	-
Notes payable related party	-	66,943
Net cash provided by financing activities	73,525	141,905

Net Increase (Decrease) In Cash	(26,091)	35,539
Cash At The Beginning Of The Period	35,539	-
Cash At The End Of The Period	$9,448	$35,539

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED October 31, 2023

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

On January 10, 2024, Issamar Ginzberg tendered his resignation from the Board of Directors. Accordingly, Issamar Ginzberg ceased to be the Company’s Chief Executive Officer and Director. Also on January 10, 2024, the shareholders of the Company elected Cheskel Meisels to act as the new Chairman of the Board of Directors and CEO of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of October 31, 2023, the Company had negative working capital of $448,643 and an accumulated deficit of $448,643.

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

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of October 31, 2023, and October 31, 2022, the balances of deferred revenue, net were $176,658 and -0- respectively. The components of deferred revenue net in the Company’s unaudited balance sheet were deferred revenue of $450,060 less accounts receivable of $273,402 for unfulfilled obligations, netting to $176,658.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of October 31, 2023, and October 31, 2022, the balance of prepaid expenses was $129,917 and $-0-, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of October 31, 2023, and October 31, 2022, the Company had $9,448 and $35,539 in cash on hand, respectively.

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

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. As of October 31, 2023, and October 31, 2022, the balance of related parties loans was $98,381 and $98,381 respectively.

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

During the three months ended October 31, 2023, preferred shareholders converted 3,645 share of preferred stock into 3,645,000 common shares pursuant to the 1000 to 1 conversion rights described below.

As of October 31, 2023, and October 31, 2022, there were 19,090,078 and 14,883,665 shares of common stock issued and outstanding, respectively.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of October 31, 2023, and October 31, 2022, there 834,254 and 837,899 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of October 31, 2023, and October 31, 2022.

NOTE 6 – SUBSEQUENT EVENTS

On January 10, 2024, Issamar Ginzberg tendered his resignation from the Board of Directors. Accordingly, Issamar Ginzberg ceased to be the Company’s Chief Executive Officer and Director. Also on January 10, 2024, the shareholders of the Company elected Cheskel Meisels to act as the new Chairman of the Board of Directors and CEO of the Company.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the condensed financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of October 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Cheskel Meisels	46	Director, Chief Executive Officer, Treasurer, and Secretary

Cheskel Meisels, Chairman/CEO –Mr. Meisels had a long and notable career in the business industry. Since 2018, he has held the position of CEO at Results Capital LLC. Throughout his career, Meisels has gained recognition for his expertise in advising clients in various sectors such as real estate, health care, insurance, and reinsurance. Over the past decade, Mr. Meisels has been actively involved in debt restructuring, capital reserves, and business development strategies. To date, Mr. Meisels efforts have contributed to the successful restructuring of over one billion dollars of debt, as well as the implementation of effective measures to increase revenues and reduce overhead costs. In June of 2023, Mr. Meisels was appointed CEO of NYS Edge Construction and Concrete LLC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended October 31, 2023 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2023 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 11, 2024 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 19,090,078 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Cheskel Meisels 80 Broad Street New York, New York 10004	Preferred	-0-
	Common	-0-

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)	Preferred	-0-
	Common	-0-

5% Shareholders

ATTI, LLC 2475 Stuart Street Brooklyn, NY 11229	Common	1,152,543	6.0%
Raed Atti has voting control

Issamar Ginzberg 80 Broad Street New York, New York 10004	Preferred	193,756	91.1	%(a)
	Common	2,054,347

Shmuel Rotbard 80 Broad Street New York, New York 10004	Preferred	199,406	91.1	%(a)
	Common	2,054,347

Israel Moshe Levy 80 Broad Street New York, New York 10004	Preferred	199,406	91.1	%(a)
	Common	2,054,347

Menachim Mendel Bromberg 80 Broad Street New York, New York 10036	Common	3,043,000	13.75%

Benz Elevation 6 Dalewood Drive Suffern, New York 10901	Preferred	199,407	91.3	%(a)
Benjamin Levine has voting control

First Line Capital, LLC 270 Grayson Place Teaneck, New Jersey 07666	Preferred	41,607	68.5	%(a)
Daniel Hirsch has voting control

(a)	The preferred stock has a 1000 to 1 conversion rights for each preferred share held. The ownership percentage is calculated as if the preferred stock was converted to common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	October 31, 2023	October 31, 2022
Audit fees	$44,000	$43,600
Total fees paid or accrued to our principal accountant	$44,000	$43,600

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSS BRANDS CORP.

Dated: February 5, 2024	By:	/s/ Cheskel Meisels
Cheskel Meisels
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer