Form 10-Q
period 2024-01-31
Fuss Brands Corp.
filed 2024-03-18
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-34808

FUSS BRANDS CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-1343424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5399

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

The number of shares outstanding of the registrant’s common stock as of March 18, 2024 was 19,090,078 shares.

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

Item 1. Financial Statements.

FUSS BRANDS CORP.

CONDENSED BALANCE SHEETS

	January 31,	October 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$5,444	$9,448
Prepaid expenses	158,347	129,917
Total Assets	$163,791	$139,364

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$26,433	$105,991
Accrued liabilities	158,228	156,978
Deferred revenue-net	176,658	176,658
Convertible notes	50,000	50,000
Notes payable-related party	247,375	98,381
Total current liabilities	658,694	588,007
Total liabilities	658,694	588,007

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 834,254 and 837,899 shares issued and outstanding as of January 31, 2024, and October 31, 2023	834	834
Common stock, $0.001 par value 1,000,000,000, shares authorized, 19,090,079 and 19,090,078 shares issued and outstanding as of January 31, 2024, and October 31, 2023	19,090	19,090
Additional paid in capital
Paid in capital	12,287,167	12,287,167
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(12,726,105)	(12,679,846)
Total Stockholders’ (Deficit)	(494,903)	(448,643)
Total Liabilities and Stockholders’ (Deficit)	$163,791	$139,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023
Revenue	$-	$-

Operating Expenses:
Administrative expenses	45,009	68,325
Total operating expenses	45,009	68,325
(Loss) from operations	(45,009)	(68,325)
Other expense
Interest expense	(1,250)
(Loss) before provision for income taxes	(46,259)	(68,325)
Tax Provision	-	-
Net (Loss)	$(46,259)	$(68,325)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	19,090,078	15,275,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net loss							(68,325)	(68,325)

Private placement of common shares		-	391,412	391	-	23,134		23,525

Balance, January 31, 2023	837,899	$838	15,275,077	$15,276	$(75,889)	$12,194,062	$(12,242,974)	$(108,688)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2023	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

Net loss		-		-	-	-	(46,259)	(46,259)

Balance, January 31, 2024	834,254	$834	19,090,079	$19,090	$(75,889)	$12,287,167	$(12,726,105)	$(494,903)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023
Cash Flows From Operating Activities:
Net (loss)	$(46,259)	$(68,325)
Changes in operating assets and liabilities
Prepaid expenses	(28,430)	(3,000)
Accounts payable	(79,558)	27,254
Accrued liabilities	1,250
Net cash (used in) operating activities	(152,998)	(44,071)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Private placement of common shares		23,525
Notes payable related party	148,994	-
Net cash provided by financing activities	148,994	23,525

Net (Decrease) In Cash	(4,004)	(20,546)
Cash At The Beginning Of The Period	$9,448	$35,539
Cash At The End Of The Period	$5,444	$14,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

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

The Company’s year-end is October 31.

On January 26, 2023, the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage. As a result of this purchase order, as of January 26, 2023, the Company is no longer in shell status. The Company is in the process of fulfilling that order.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of As of January 31, 2024, and October 31, 2023, there were 15,445,078 and 14,883,665 shares of common stock issued and outstanding, respectively. The condensed financial statements have been prepared in conformity with accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annually. Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the condensed audited financial statements and notes thereto on October 31, 2023, as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of January 31, 2024, the Company had negative working capital of $494,903 and an accumulated deficit of $12,726,105.

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

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of January 31, 2024, and October 31, 2023, the balances of deferred revenue, net were $176,658 and $176,658 respectively. The components of deferred revenue net in the Company’s unaudited balance sheet were deferred revenue of $450,060 less accounts receivable of $274,402 for unfulfilled obligations, netting to $176,658.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of January 31, 2024, and October 31, 2023, the balance of prepaid expenses was $158,347 and $129,917, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2024, and October 31, 2023, the Company had $5,444 and $9,448 in cash on hand, respectively.

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

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. During the three months ended January 31, 2024, all of the Company’s funding amounting to $148,994, all of the Company’s funding has been provided by Cheskel Meisels, the company’s new CEO. As of January 31, 2024, and October 31, 2023, the balance of related party’s loans was $247,375 and $98,381 respectively.

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

During the three months ended January 31, 2023, the Company sold 391,412 shares in private placements and raised $23,525 in gross proceeds. Additionally, during the three months ended April 30, 2023, the company issued 170,000 shares to a service provider. These shares were valued at $0.5701 which was the Company’s closing trading price on the date of issuance, or a total of $96,917 which was categorized as stock-based compensation included in general and administrative expenses for the three months ended April 30, 2023.

As of January 31, 2024, and October 31, 2023, there were 19,090,079 and 19,090,078 shares of common stock issued and outstanding, respectively.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of January 31, 2024, and October 31, 2023, there 834,254 and 837,899 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of January 31, 2024, and October 31, 2023.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to January 31, 2024, to the date these condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of January 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2024 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended October 31, 2023, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the October 31, 2023, Form 10-K.

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

FUSS BRANDS CORP.

Dated: March 18, 2024	By:	/s/ Cheskel Meisels
Cheskel Meisels
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.