Form 10-Q
period 2024-04-30
Fuss Brands Corp.
filed 2024-06-27
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of June 27, 2024 was 19,090,078 shares.

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

Item 1. Financial Statements.

FUSS BRANDS CORP.

CONDENSED BALANCE SHEETS

	April 30,	October 31,
	2024	2023
	(Unaudited)
ASSETS
Cash	$7,031	$9,448
Prepaid expenses	174,277	129,917
Total Assets	$181,308	$139,364

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$63,231	$105,991
Accrued liabilities	159,478	156,978
Deferred revenue-net	176,658	176,658
Convertible notes	50,000	50,000
Notes payable-related party	343,962	98,381
Total current liabilities	793,329	588,007
Total liabilities	793,329	588,007

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 5,000,000 shares authorized, 1,584,254 and 837,899 shares issued and outstanding as of April 30, 2024 and October 31, 2023	1,584	834
Common stock, $0.001 par value 1,000,000,000, shares authorized, 19,090,078 and 19,090,078 shares issued and outstanding as of April 30, 2024 and October 31, 2023	19,090	19,090
Additional paid in capital
Paid in capital	14,803,143	12,287,167
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(15,359,950)	(12,679,846)
Total Stockholders’ (Deficit)	(612,021)	(448,643)
Total Liabilities and Stockholders’ (Deficit)	$181,308	$139,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	2,632,596	178,532	2,677,606	246,857
Total operating expenses	2,632,596	178,532	2,677,606	246,857
(Loss) from operations	(2,632,596)	(178,532)	(2,677,606)	(246,857)
Other expense
Interest expense	(1,250)		(2,500)
Income (loss) before provision for income taxes	(2,633,846)	(178,532)	(2,680,105)	(246,857)
Tax Provision	-	-	-	-
Net (Loss)	$(2,633,846)	$(178,532)	$(2,680,105)	$(246,857)

Basic and diluted (loss) per common share	$(0.14)	$(0.01)	$(0.14)	$(0.02)

Weighted average number of shares outstanding	19,090,078	15,445,078	19,090,078	15,445,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net loss		-		-	-	-	(68,325)	(68,325)

Private placement of common shares			391,412	391		23,134		23,525

Balance, January 31, 2023	837,899	$838	15,275,077	$15,276	$(75,889)	$12,194,062	$(12,242,974)	$(108,688)

Stock based compensation for services			170,000	170		96,747		96,917

Net loss		-		-	-	-	(178,532)	(178,532)

Balance, April 30, 2024	837,899	$838	15,445,077	$15,446	$(75,889)	$12,290,809	$(12,421,505)	$(190,302)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

Net loss		-		-	-	-	(46,259)	(46,259)

Balance, January 31, 2024	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,726,105)	$(494,903)

Issuance of Series A shares for services	750,000	750.00				2,515,977		2,516,727

Net loss		-		-	-	-	(2,633,846)	(2,633,846)

Balance, March 31, 2024	1,584,254	$1,584	19,090,078	$19,090	$(75,889)	$14,803,144	$(15,359,951)	$(612,021)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	April 30,	April 30,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(2,680,105)	$(246,857)
Stock based compensation	2,516,727	96,917
Changes in operating assets and liabilities
Prepaid expenses	(44,360)	(6,660)
Accounts payable	(42,760)	38,948
Accrued liabilities	2,500	70,000
Net cash (used in) operating activities	$(247,999)	$(47,652)

Cash Flows From Financing Activities:
Private placement of common shares	-	23,524
Notes payable related party	245,581	-
Net cash provided by financing activities	245,581	23,524

Net (Decrease) In Cash	(2,417)	(24,128)
Cash At The Beginning Of The Period	$9,448	$35,539
Cash At The End Of The Period	$7,031	$11,411

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

On March 20, 2024 assumed the role of Chief Executive Officer from Issamar Ginzberg.

Effective May 9, 2024, the “Company dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm.

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended October 31, 2023 and October 31, 2022 contained a qualification that the Company’s significant operating losses raise substantial doubt as to the Company’s ability to continue as a going concern. The audit reports did not otherwise contain a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the fiscal years ended October 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make reference to such disagreements in its audit reports.

During the fiscal years ended October 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of As of April 30, 2024, and October 31, 2023, there were 19,090,078 and 19.090,078 shares of common stock issued and outstanding, respectively. The condensed financial statements have been prepared in conformity with accepted accounting principles (“GAAP”) in the United States.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of April 30, 2024, the Company had negative working capital of $612,021 and an accumulated deficit of $15,359,950.

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

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of April 30, 2024, and October 31, 2023, the balances of deferred revenue, net were $176,658 and $176,658 respectively. The components of deferred revenue net in the Company’s unaudited balance sheet were deferred revenue of $450,060 less accounts receivable of $274,402 for unfulfilled obligations, netting to $176,658.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of April 30, 2024, and October 31, 2023, the balance of prepaid expenses was $174,277 and $129,917, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2024, and October 31, 2023, the Company had $7,031 and $9,448 in cash on hand, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Subsequent to August 24, 2021, the funding for the Company has been provided by Issamar Ginzberg, Shmuel Rotbard, and Israel Moshe Levy in the form of interest-free demand loans. During the six months ended April 30, 2024, all of the Company’s funding amounting to $245,581 funding has been provided by Cheskel Meisels, the Company’s new CEO. As of April 30, 2024, and October 31, 2023, the balance of related party’s loans was $343,962 and $98,381 respectively.

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

As of April 30, 2024, and October 31, 2023, there were 19,090,078 and 19,090,078 shares of common stock issued and outstanding, respectively.

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

During the three months ended April 30, 2024 the company issued 750,000 to its CEO, Cheskel Meisels. These shares were valued at 2,516,727. The fair market value of these shares was determined using a market capitalization ratio analysis.

As of April 30, 2024, and October 31, 2023, there 1,584,254 and 834,254 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of April 30, 2024, and October 31, 2023.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to April 30, 2024, to the date these condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

Plan of Operation

The Company has no revenue or cash flow from operations as of the date of this Report.

On January 26, 2023, the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage. As a result of this purchase order, as of January 26, 2023, the Company is no longer in shell status. The Company is in the process of fulfilling that order.

In addition management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of April 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of April 30, 2024 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUSS BRANDS CORP.

Dated: June 27, 2024	By:	/s/ Cheskel Meisels
Cheskel Meisels
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.