Form 10-Q
period 2024-07-31
Fuss Brands Corp.
filed 2024-09-06
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of September 6, 2024 was 19,090,078 shares.

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

Item 1. Financial Statements.

FUSS BRANDS CORP.

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2024 (Unaudited)	2023 (Audited)
ASSETS
Cash	$9,007	$9,448
Prepaid expenses	227,655	129,917
Total Assets	$236,662	$139,364

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$24,008	$105,991
Accrued liabilities	160,728	156,978
Deferred revenue-net	176,658	176,658
Convertible notes	50,000	50,000
Notes payable-related party	483,676	98,381
Total current liabilities	895,069	588,007
Total liabilities	895,070	588,007

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 5,000,000 shares authorized, 1,584,254 and 837,899 shares issued and outstanding as of July 31, 2024 and October 31, 2023	1,584	834
Common stock, $0.001 par value 1,000,000,000, shares authorized, 19,090,078 and 19,090,078 shares issued and outstanding as of July 31, 2024 and October 31, 2023	19,090	19,090
Additional paid-in capital	14,803,143	12,287,167
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(15,406,336)	(12,679,846)
Total Stockholders’ (Deficit)	(658,408)	(448,643)
Total Liabilities and Stockholders’ (Deficit)	$236,662	$139,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	45,089	114,968	2,722,695	361,825
Total operating expenses	45,089	114,968	2,722,695	361,825
(Loss) from operations	(45,089)	(114,968)	(2,722,695)	(361,825)
Other expense
Interest expense	(1,295)	(859)	(3,795)	(859)
Income (loss) before provision for income taxes	(46,384)	(115,827)	(2,726,490)	(362,684)
Tax Provision	-	-	-	-
Net (Loss)	$(46,384)	$(115,827)	$(2,726,490)	$(362,684)

Basic and diluted (loss) per common share	$(0.00)	$(0.01)	$(0.14)	$(0.02)

Weighted average number of shares outstanding	19,090,078	15,445,078	19,090,078	15,445,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net loss		-		-	-	-	(68,325)	(68,325)

Private placement of common shares			391,412	391		23,134		23,525

Balance, January 31, 2023	837,899	$838	15,275,077	$15,276	$(75,889)	$12,194,062	$(12,242,974)	$(108,688)

Stock based compensation for services			170,000	170		96,747		96,917

Net loss		-		-	-	-	(178,532)	(178,532)

Balance, April 30, 2023	837,899	$838	15,445,077	$15,446	$(75,889)	$12,290,809	$(12,421,505)	$(190,302)

Net loss		-		-	-	-	(115,827)	(115,827)

Balance, July 31, 2023	837,899	$838	15,445,077	$15,446	$(75,889)	$12,290,809	$(12,290,808)	$(306,130)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2023	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

Net loss		-		-	-	-	(46,259)	(46,259)

Balance, January 31, 2024	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,726,105)	$(494,903)

Issuance of Series A shares for services	750,000	750.00				2,515,977		2,516,727

Net loss		-		-	-	-	(2,633,846)	(2,633,846)

Balance, April 30, 2024	1,584,254	$1,584	19,090,078	$19,090	$(75,889)	$14,803,143	$(15,359,951)	$(612,021)

Net loss		-		-	-	-	(46,384)	(46,384)

Balance, July 31, 2024	1,584,254	$1,584	19,090,078	$19,090	$(75,889)	$14,803,143	$(15,406,336)	$(658,408)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31,	July 31,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(2,726,490)	$(362,684)
Stock based compensation	2,516,727	96,917
Changes in operating assets and liabilities
Prepaid expenses	(97,739)	(128,087)
Accounts payable	(81,983)	59,944
Deferred revenue	-	135,018
Accrued liabilities	3,750	112,859
Net cash (used in) operating activities	$(385,735)	$(86,033)

Cash Flows From Financing Activities:
Private placement of common shares	-	23,525
Convertible notes	-	50,000
Notes payable related party	385,295	-
Net cash provided by financing activities	385,295	73,525

Net (Decrease) In Cash	(441)	(12,508)
Cash At The Beginning Of The Period	9,448	35,539
Cash At The End Of The Period	$9,007	$23,031

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of As of July 31, 2024, and October 31, 2023, there were 19,090,078 and 19,090,078 shares of common stock issued and outstanding, respectively. The condensed financial statements have been prepared in conformity with accepted accounting principles (“GAAP”) in the United States.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of July 31, 2024, the Company had negative working capital of $658,407 and an accumulated deficit of $15,406,336.

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

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of July 31, 2024, and October 31, 2023, the balances of deferred revenue, net were $176,658 and $176,658 respectively. The components of deferred revenue net in the Company’s unaudited balance sheet were deferred revenue of $450,060 less accounts receivable of $274,402 for unfulfilled obligations, netting to $176,658.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of July 31, 2024, and October 31, 2023, the balance of prepaid expenses was $227,655 and $129,917, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2024, and October 31, 2023, the Company had $9,007 and $9,448 in cash on hand, respectively.

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

During the nine months ended July 31, 2024, all of the Company’s funding amounting to $385,295 has been provided by Cheskel Meisels, the Company’s new CEO. As of July 31, 2024, and October 31, 2023, the balance of related party’s loans was $483,676 and $98,381 respectively.

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

As of July 31, 2024, and October 31, 2023, there were 19,090,078 and 19,090,078 shares of common stock issued and outstanding, respectively.

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

As of July 31, 2024, and October 31, 2023, there 1,584,254 and 834,254 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of July 31, 2024, and October 31, 2023.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2024, to the date these condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of July 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of July 31, 2024 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUSS BRANDS CORP.

Dated: September 6, 2024	By:	/s/ Cheskel Meisels
Cheskel Meisels
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.