Form 10-K
period 2024-10-31
Fuss Brands Corp.
filed 2025-02-11
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

As of February 11, 2025 the Registrant had 19,090,078 shares of common stock issued and outstanding.

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

On August 24, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director. At the effective date of the transfer, Issamar Ginzberg consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director of the Company.

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

Holders

As of January 29, 2024 there were 82 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, 2901 Dallas Parkway Suite 380, Plano Texas, 469-633-0101.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our October 31, 2024 condensed financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The condensed financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. CONDENSED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Fuss Brands, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fuss Brands, Corp. (the ‘Company’) as of October 31, 2024, and 2023, and the related statements of operations, changes in stockholders’ equity / (deficit) and cash flows for each of the two years ended October 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended October 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(687,321), net loss of $(2,755,404). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/s/ Olayinka Oyebola
OLAYINKA OYEBOLA & CO.
(Chartered Accountants)
Lagos, Nigeria

We have served as the Company’s auditor since 2024.

February 11, 2025

FUSS BRANDS CORP.

CONDENSED BALANCE SHEETS

	October 31, 2024	October 31, 2023
ASSETS
Cash	$1,440	$9,448
Prepaid expenses	226,740	129,917
Total Assets	$228,180	$139,364

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$13,860	$105,991
Accrued liabilities	161,244	156,978
Deferred revenue-net	176,658	176,658
Convertible notes	50,000	50,000
Notes payable-related parties	513,740	98,381
Total current liabilities	915,501	588,007
Total liabilities	915,502	588,007

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 5,000,000 shares authorized, 824,254 and 834,254 shares issued and outstanding as of October 31, 2024 and October 31, 2023	824	834
Common stock, $0.001 par value 1,000,000,000, shares authorized, 19,090,078 and 19,090,078 shares issued and outstanding as of October 31, 2024 and October 31, 2023	19,090	19,090
Additional paid in capital
Paid in capital	14,803,903	12,287,167
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(15,435,250)	(12,679,846)
Total Stockholders’ (Deficit)	(687,322)	(448,643)
Total Liabilities and Stockholders’ (Deficit)	$228,180	$139,364

The accompanying notes are an integral part of these condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended October 31, 2024	Year Ended October 31, 2023
Revenue	$-	$-

Operating Expenses:
Administrative expenses	2,750,359	503,078
Total operating expenses	2,750,359	503,078
(Loss) from operations	(2,750,359)	(503,078)
Other expense
Interest expense	(5,045)	(2,119)
Loss before provision for income taxes	(2,755,404)	(505,197)
Tax Provision	-	-
Net (Loss)	$(2,755,404)	$(505,197)

Basic and diluted (loss) per common share	$(0.14)	$(0.03)

Weighted average number of shares outstanding	19,090,078	16,356,328

The accompanying notes are an integral part of these condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred				Discount on			Total
	Stock-Series A		Common Stock		Common	Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2022	837,899	$838	14,883,665	$14,884	$(75,889)	$12,170,928	$(12,174,648)	$(63,887)

Net loss		-		-	-	-	(505,197)	(505,197)

Conversion of preferred stock to common stock	(3,645)	(4)	3,645,000	3,645		(3,641)

Private placement of common stock			391,412	391		23,134		23,525

Stock based compensation for services			170,000	170	-	96,746		96,916

Balance, October 31, 2023	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

	Preferred				Discount on			Total
	Stock-Series A		Common Stock		Common	Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2023	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

Contributed capital – return of preferred shares by shareholders	(760,000)	(760)				760

Issuance of Series A shares for services	750,000	750				2,515,977		2,516,727

Net loss		-		-	-	-	(2,755,404)	(2,755,404)

Balance, October 31, 2024	824,254	$824	19,090,078	$19,090	$(75,889)	$14,803,903	$(15,435,250)	$(687,322)

The accompanying notes are an integral part of these condensed financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended October 31, 2024	Year Ended October 31, 2023
Cash Flows From Operating Activities:
Net (loss)	$(2,755,404)	$(505,197)
Stock based compensation	2,516,727	96,916
Changes in operating assets and liabilities
Prepaid expenses	(96,824)	(129,917)
Accounts payable	(92,131)	104,946
Deferred revenue	-	176,658
Accrued liabilities	4,266	156,978
Net cash (used in) operating activities	(423,366)	(99,615)

Cash Flows From Financing Activities:
Private placement of common shares	-	23,525
Convertible notes	-	50,000
Notes payable related party	415,359	-
Net cash provided by financing activities	415,359	73,525

Net (Decrease) In Cash	(8,008)	(26,091)
Cash At The Beginning Of The Period	9,448	35,539
Cash At The End Of The Period	$1,440	$9,448

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED October 31, 2024

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

On July 22, 2022, FINRA declared the Name Change and the Reverse effective. Also on July 28, 2023, the Company was informed by FINRA that the Company’s ticker symbol would be changed to FBDS in twenty business days.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of October 31, 2024, the Company had negative working capital of $687,321 and an accumulated deficit of $15,435,250.

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

Reverse Stock Split

On July 26, 2023, the Company effected a 1 for 26 reverse stock split of its common stock. All common stock amounts and references have been retroactively adjusted for all figures present to reflect this split unless specifically stated otherwise.

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

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of October 31, 2024, and October 31, 2023, the balances of deferred revenue, net were $176,658 and $176,658 respectively. The components of deferred revenue net in the Company’s balance sheet were deferred revenue of $450,060 less accounts receivable of $273,402 for unfulfilled obligations, netting to $176,658.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of October 31, 2024, and October 31, 2023, the balance of prepaid expenses was $226,740 and $129,917, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of October 31, 2024, and October 31, 2023, the Company had $1,440 and $9,448 in cash on hand, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the past three years all of the companies funding has been provided by related party interest free loans. As of October 31, 2024 the balance of related party loans was $513,740. These loan have been provided by Issamar Ginzberg, the former CEO, Shmuel Rotbard an investor and Cheskel Meisel, the new CEO who have each loaned $108,445, $7,500 and $397,795, respectively.

Additionally as of October 31, 2024 the Company had accrued liabilities of $161,544. Of this amount $154,000 in compensation was accrued for Issamar Ginzberg for unpaid salary while he served as CEO.

NOTE 4 – CONVERTIBLE NOTES

As of October 31, 2024 and 2023 the Company had two 10% convertible notes of $35,000 and $15,000, outstanding amounting to $50,000. The principal and interest is convertible to common stock at a fixed price of $1.04. Both notes are past due their maturity dates of May 23, 2024 and May 17, 2024 and continue to accrue interest. The Company is in negotiation with these note holders to extend the maturity date.

NOTE 5 – EQUITY

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

As of October 31, 2024, and October 31, 2023, there were 19,090,078 and 19,090,078 shares of common stock issued and outstanding, respectively.

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

During the three months ended April 30, 2022, 162,101 shares of Series A Preferred Stock were converted on a 1,000 to 1 ratio into 162,101,000 shares of Common Stock

As of October 31, 2024, and October 31, 2023, there 824,254 and 834,254 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of October 31, 2024, and October 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of October 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Cheskel Meisels	48	Director, Chief Executive Officer, Treasurer, and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended October 31, 2024 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of October 31, 2024 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of ___________ by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 19,090,078 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership		% of Common Stock
Rollux Investors LLC 100A Broadway #162 Brooklyn, NY 11249 (b)	Preferred	750,000	(a)	90.1	%(a)
	Common	-0-

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)	Preferred	750,000	(a)	90.1%
	Common	-0-

5% Shareholders

ATTI, LLC 2475 Stuart Street Brooklyn, NY 11229	Common	1,152,543		6.0	%(c)
Raed Atti has voting control

IssaIIssamar Ginzberg 80 Broad Street New York, New York 10004	Common	2,054,347		10.8	%(c)

Shmuel Rotbard 80 Broad Street New York, New York 10004	Common	2,054,347		10.8	%(c)

Israel Moshe Levy 80 Broad Street New York, New York 10004	Common	2,054,347		10.8	%(c)

Menachim Mendel Bromberg 80 Broad Street New York, New York 10036	Common	3,043,000		15.9	%(c)

(a)	The preferred stock has a 1000 to 1 conversion rights for each preferred share held. The ownership percentage for the preferred shareholders of common stock was calculated “as if” all of the 824,254 shares of preferred stock was converted to common stock.
(b)	Cheskel Meisels, the Company’s Chairman and CEO has voting control
(c)	Represents percentage ownership of common stock currently outstanding and does not include the as “as if” conversion of preferred stock to common

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	October 31, 2024	October 31, 2023
Audit fees	$40,000	$44,000
Total fees paid or accrued to our principal accountant	$40,000	$44,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSS BRANDS CORP.

Dated: February 11, 2025	By:	/s/ Cheskel Meisels
Cheskel Meisels
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer