Form 10-Q
period 2025-01-31
Fuss Brands Corp.
filed 2025-03-05
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of March 5, 2025 was 19,090,078 shares.

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

Item 1. Financial Statements.

FUSS BRANDS CORP.

CONDENSED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2025	2024
ASSETS
Cash	$5,150	$1,440
Prepaid expenses	226,740	226,740
Total Assets	$231,890	$228,180

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$10,553	$13,860
Accrued liabilities	162,494	161,244
Deferred revenue-net	176,658	176,658
Convertible notes	50,000	50,000
Notes payable-related parties	594,440	513,740
Total current liabilities	994,144	915,501
Total liabilities	994,144	915,501

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 5,000,000 shares authorized, and 824,254 shares issued and outstanding as of January 31, 2025 and October 31, 2024	824	824
Common stock, $0.001 par value 1,000,000,000, shares authorized, 19,090,078 and 19,090,078 shares issued and outstanding as of January 31, 2025 and October 31, 2024	19,090	19,090
Additional paid in capital
Paid in capital	14,803,903	14,803,903
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(15,510,182)	(15,435,250)
Total Stockholders’ (Deficit)	(762,254)	(687,322)
Total Liabilities and Stockholders’ (Deficit)	$231,890	$228,180

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2025	2024
Revenue	$-	$-

Operating Expenses:
Administrative expenses	73,657	45,009
Total operating expenses	73,657	45,009
(Loss) from operations	(73,657)	(45,009)
Other expense
Interest expense	(1,276)	(1,250)
(Loss) before provision for income taxes	(74,933)	(46,259)
Tax Provision	-	-
Net (Loss)	$(74,933)	$(46,259)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	19,090,078	19,090,078

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Deficit
Balance, October 31, 2023	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

Net loss		-		-	-	-	(46,259)	(46,259)

Balance, January 31, 2024	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,726,105)	$(494,903)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Deficit
Balance, October 31, 2024	824,254	$824	19,090,078	$19,090	$(75,889)	$14,803,903	$(15,435,250)	$(687,322)

Net loss		-		-	-	-	(74,933)	(74,933)

Balance, January 31, 2025	824,254	$824	19,090,078	$19,090	$(75,889)	$14,803,903	$(15,510,182)	$(762,254)

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended	Three months Ended
	January 31,	January 31,
	2025	2024
Cash Flows From Operating Activities:
Net (loss)	$(74,933)	$(46,259)
Changes in operating assets and liabilities
Prepaid expenses	-	(28,430)
Accounts payable	(3,307)	(79,558)
Accrued liabilities	1,250	1,250
Net cash (used in) operating activities	$(76,990)	$(152,998)

Cash Flows From Financing Activities:
Notes payable related party	80,700	148,994
Net cash provided by financing activities	80,700	148,994

Net Increase (Decrease) In Cash	3,710	(4,004)
Cash At The Beginning Of The Period	$1,440	$9,448
Cash At The End Of The Period	$5,150	$5,444

The accompanying notes are an integral part of these condensed unaudited financial statements.

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

On March 20, 2024 , Cheskel Meisels assumed the role of Chief Executive Officer from Issamar Ginzberg.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of As of January 31, 2025, and October 31, 2024, there were 19,090,078 and 19,090,078 shares of common stock issued and outstanding, respectively. The condensed financial statements have been prepared in conformity with accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annually. Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the condensed audited financial statements and notes thereto on October 31, 2024, as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of January 31, 2025, the Company had negative working capital of $762,254 and an accumulated deficit of $15,510,182.

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

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of January 31, 2025, and October 31, 2024, the balances of deferred revenue, net were $176,658 and $176,658 respectively. The components of deferred revenue net in the Company’s unaudited balance sheet were deferred revenue of $450,060 less accounts receivable of $274,402 for unfulfilled obligations, netting to $176,658.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of January 31, 2025, and October 31, 2024, the balance of prepaid expenses was $226,740 and $226,740, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2025, and October 31, 2024, the Company had $5,150 and $1,440 in cash on hand, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had an impact on the Company’s operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the last 15 months all of the Company’s funding amounting to $478,495 has been provided by Cheskel Meisels, the Company’s new CEO. As of January 31, 2025, and October 31, 2024, the balance of related party’s loans was $594,440 and $513,740 respectively.

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

As of January 31, 2025, and October 31, 2024, there were 19,090,078 and 19,090,078 shares of common stock issued and outstanding, respectively.

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

As of January 31, 2025, and October 31, 2024, there 824,254 and 824,254 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of January 31, 2025, and October 31, 2024.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to January 31, 2025, to the date these condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of January 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2025 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended October 31, 2024, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the October 31, 2024, Form 10-K.

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

FUSS BRANDS CORP.

Dated: March 5, 2025	By:	/s/ Cheskel Meisels
Cheskel Meisels
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.