Form 10-Q
period 2025-07-31
Fuss Brands Corp.
filed 2025-09-11
CIK 926844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of September 11, 2025 was 21,453,078 shares.

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

Item 1. Financial Statements.

FUSS BRANDS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2025	2024
ASSETS
Cash	$633	$1,440
Prepaid expenses	229,365	226,740
Total Assets	$229,999	$228,180

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$13,308	$13,860
Accrued liabilities	164,994	161,244
Deferred revenue-net	176,658	176,658
Convertible notes	50,000	50,000
Notes payable-related parties	632,890	513,740
Total current liabilities	1,037,850	915,501
Total liabilities	1,037,850	915,501

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock Series A, $0.001 par value, 2,500,000 shares authorized, 821,891 and 824,254 shares issued and outstanding as of July 31, 2025 and October 31, 2024	822	824
Common stock, $0.001 par value 1,000,000,000, shares authorized, 21,453,078 and 19,090,078 issued and outstanding as of July 31, 2025 and October 31, 2024	21,453	19,090
Additional paid in capital
Paid in capital	14,801,543	14,803,903
Discount on common stock	(75,889)	(75,889)
Accumulated deficit	(15,555,780)	(15,435,250)
Total Stockholders’ (Deficit)	(807,851)	(687,322)
Total Liabilities and Stockholders’ (Deficit)	$229,999	$228,180

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	20,141	45,089	115,979	2,722,695
Total operating expenses	20,141	45,089	115,979	2,722,695
(Loss) from operations	(20,141)	(45,089)	(115,979)	(2,722,695)
Other expense
Interest expense	(2,014)	(1,295)	(4,550)	(3,795)
Income (loss) before provision for income taxes	(22,155)	(46,384)	(120,530)	(2,726,490)
Tax Provision	-		-
Net (Loss)	$(22,155)	$(46,384)	$(120,530)	$(2,726,490)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.14)

Weighted average number of shares outstanding	21,453,078	19,090,078	20,665,411	19,090,078

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2023	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,679,846)	$(448,643)

Net loss		-		-	-	-	(46,259)	(46,259)

Balance, January 31, 2024	834,254	$834	19,090,078	$19,090	$(75,889)	$12,287,167	$(12,726,105)	$(494,903)

Issuance of Series A shares for services	750,000	750				2,515,977		2,516,727

Net loss		-		-	-	-	(2,633,846)	(2,633,846)

Balance, April 30, 2024	1,584,254	$1,584	19,090,078	$19,090	$(75,889)	$14,803,143	$(15,359,951)	$(612,021)

Net loss		-		-	-	-	$(46,384)	$(46,384)

Balance, July 31, 2024	1,584,254	$1,584	19,090,078	$19,090	$(75,889)	$14,803,143	$(15,406,336)	$(658,408)

	Preferred Stock-Series A		Common Stock		Discount on Common	Paid in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Stock	Capital	Deficit	Equity
Balance, October 31, 2024	824,254	$824	19,090,078	$19,090	$(75,889)	$14,803,903	$(15,435,250)	$(687,322)

Net loss		-		-	-	-	(74,933)	(74,933)

Balance, January 31, 2025	824,254	$824	19,090,078	$19,090	$(75,889)	$14,803,903	$(15,510,182)	$(762,254)

Conversion of Series A preferred to Common	(2,363)	(2)	2,363,000	2,363		(2,361)		-

Net loss		-		-	-	-	(23,442)	(23,442)

Balance, April 30, 2025	821,891	$822	21,453,078	$21,453	$(75,889)	$14,801,542	$(15,533,624)	$(785,696)

Net loss		-		-	-	-	(22,155)	(22,155)

Balance, July 31, 2025	821,891	$822	21,453,078	$21,453	$(75,889)	$14,801,542	$(15,555,779)	$(807,851)

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUSS BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31,	July 31,
	2025	2024
Cash Flows From Operating Activities:
Net (loss)	$(120,530)	$(2,726,490)
Stock based compensation	-	2,516,727
Changes in operating assets and liabilities
Prepaid expenses	(2,625)	(97,739)
Accounts payable	(552)	(81,983)
Accrued liabilities	3,750	3,750
Net cash (used in) operating activities	$(119,956)	$(385,735)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related party	119,150	385,295
Net cash provided by financing activities	119,150	385,295

Net (Decrease) In Cash	(807)	(441)
Cash At The Beginning Of The Period	$1,440	$9,448
Cash At The End Of The Period	$633	$9,007

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

The Company’s year-end is October 31.

On January 26, 2023, the Company received a purchase order from a leading luggage retailer for two types of luggage amounting to a total of $925,000. The Company is in the process of working with a manufacturer to produce the luggage. As a result of this purchase order, as of January 26, 2023, the Company is no longer in shell status. The manufacturer has taken longer than anticipated to produce the order. The Company remains in the process of fulfilling that order.

On March 20, 2024, Cheskel Meisels assumed the role of Chief Executive Officer from Issamar Ginzberg.

Effective May 9, 2024, the “Company dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of As of July 31, 2025, and October 31, 2024, there were 21,453,078 and 19,090,078 shares of common stock issued and outstanding, respectively. The condensed financial statements have been prepared in conformity with accepted accounting principles (“GAAP”) in the United States.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of July 31, 2025, the Company had negative working capital of $807,851 and an accumulated deficit of $15,555,780.

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

4.	Allocate the transaction price to performance obligations in the contract

5.	Recognize revenues when or as the Company satisfies a performance obligation

During the third quarter ended July 31, 2023, the Company billed its customer in advance for a portion of the luggage to be delivered, and received an initial payment against the order to be delivered. All revenue billed in advance of services being delivered is recorded in deferred revenue, net. As of July 31, 2025, and October 31, 2024, the balances of deferred revenue, net were $176,658 and $176,658 respectively. The components of deferred revenue net in the Company’s unaudited balance sheet were deferred revenue of $450,060 less accounts receivable of $273,402 for unfulfilled obligations, netting to $176,658.

Prepaid expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid expenses are recorded at fair market value.

As of July 31, 2025, and October 31, 2024, the balance of prepaid expenses was $229,365 and $226,740, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2025, and October 31, 2024, the Company had $633 and $1,440 in cash on hand, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the last 21 months all of the Company’s funding amounting to $516,945 has been provided by Cheskel Meisels, the Company’s CEO. As of July 31, 2025, and October 31, 2024, the balance of related party’s loans was $632,890 and $513,740 respectively.

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

As of July 31, 2025, and October 31, 2024, there were 21,453,078 and 19,090,078 shares of common stock issued and outstanding, respectively.

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

As of July 31, 2025, and October 31, 2024, there 821,891 and 824,254 shares of Series A Preferred Stock were issued and outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of July 31, 2025, and October 31, 2024.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to July 31, 2025, to the date these condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of July 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of July 31, 2025 our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation on our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUSS BRANDS CORP.

Dated: September 11, 2025	By:	/s/ Cheskel Meisels
Cheskel Meisels
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.